Form 10-K405
period 1996-09-30
RMH TELESERVICES INC
filed 1996-12-23
CIK 1017958

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [x] Annual Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934 [Fee Required]

                  For the fiscal year ended September 30, 1996

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of
            The Securities Exchange Act of 1934 [No Fee Required]

                       Commission File Number  0-21333

                           RMH TELESERVICES, INC.
           (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                       23-2250564
    (State or other jurisdiction                           (IRS Employer
  of incorporation or organization)                     Identification No.)


                              40 MORRIS AVENUE
                             BRYN MAWR, PA 19010
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


Registrant's telephone number, including area code:  (610) 520-5300

Securities Registered Pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
             NONE                                         NONE

Securities Registered Pursuant to Section 12(g) of the Act:

                    COMMON STOCK, NO PAR VALUE PER SHARE
                            (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   x   No
                                              -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of December 16, 1996, 8,120,000 shares of common stock were outstanding.

The aggregate market value of the shares of common stock owned by non-affiliates of the Registrant as of December 16, 1996 was approximately $60.9 million (based upon the closing sale price of these shares as reported by the Nasdaq's Stock Market's National Market). Calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the Company include only directors, executive officers and stockholders filing Schedules 13D or 13G with the Company. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes by the Securities and Exchange Commission.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement for Annual Meeting of Shareholders to be held on February 25, 1997 (the "1997 Proxy Statement") are incorporated by reference in Part III.

                               TABLE OF CONTENTS


Item
No.                                                                                                           Page
                                                                PART I
1.     Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

3.     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

4.     Submissions of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . .  7

         Executive Officers of the Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

                                                               PART II

5.     Market for Registrant's Common Equity and Related Shareholder Matters  . . . . . . . . . . . . . . . .  10

6.     Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

7.     Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . . .  11

8.     Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . .  17

                                                               PART III

10.     Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . .  18

11.     Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

12.     Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . . . . .  18

13.     Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

                                                               PART IV

14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . . . . . . . . . . . .  18

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         RMH Teleservices, Inc. (the "Company") provides outbound teleservices predominantly to major corporations in the insurance and financial services industries. The Company distinguishes itself through its high quality service and disciplined management approach which has led to long-term client relationships and sustained profitable growth. The Company originated relationships with Mass Marketing Insurance Group ("MMIG"), J.C. Penney Life Insurance Company ("J.C.Penney"), AT&T/Universal Card Services ("AT&T") and Advanta Corp. ("Advanta") over five years ago and, since fiscal 1991, the Company's aggregate volume with these clients has grown each year. The Company believes its innovative approach to producing quality service distinguishes it from its competitors and has led to the Company's rapid growth rate and its retention of key clients. RMH's net revenue has increased 88.9 % over the last two years.

         The Company was founded in 1983 by Raymond J. Hansell, Vice Chairman and Chief Executive Officer, and MarySue Lucci, Director, President and Chief Operating Officer (the "Founders"). In May 1996, the Company completed a leveraged recapitalization (the "Recapitalization") pursuant to which Advanta Partners LP ("Advanta Partners"), a venture capital affiliate of Advanta, became the largest equity holder of the Company. The Company completed the Recapitalization to permit Advanta Partners to invest substantial financial and other resources in the Company and to permit the Founders to realize a portion of the economic value of their initial investment in the Company. In connection with the Recapitalization (I) the Company redeemed 8,500,000 shares of Common Stock held by the Founders, (ii) Advanta Partners purchased 1,594,112 shares of Class A Common Stock, 1,279,573 shares of Class B Common Stock and 6,226,316 shares of the Company's Series B Preferred Stock (the "Series B Preferred Stock"), (iii) Glengar International Investments Limited ("Glengar") purchased 126,315 shares of Class A Common Stock and 273,684 shares of Series B Preferred Stock and (iv) the Company borrowed $11.2 million under a credit facility entered into with a bank. See "Certain Transactions - Recapitalization." The Company is a Pennsylvania corporation and its principal business office is located at 40 Morris Avenue, Bryn Mawr, Pennsylvania 19010. Its telephone number is (610) 520-5300.

         In September 1996, the Company completed an initial public offering of 3,220,000 shares of its Common Stock from which it realized aggregate proceeds, after deduction of underwriting discounts and commissions, of $37,448,000 (the "Initial Public Offering"). On September 18, 1996 the Company's Common Stock was included on the Nasdaq Stock Market's National Market under the symbol "RMHT".

         The Company's revenue and income from operations, exclusive of the special compensation expense for fiscal 1996, were $32.3 million and $3.4, respectively. This represents increases of 26.5% and 69.7% respectively, compared to fiscal 1995.

OVERVIEW OF THE TELESERVICES INDUSTRY

         The teleservices industry includes outbound and inbound telephone marketing, as well as customer support and service programs and other value-added services. Teleservices provide customized service with higher response rates and higher customer acquisition and retention rates at a lower cost per transaction than other marketing media. As a result, call centers have become robust channels for the marketing and sale of a wide variety of products and services as sophisticated telemarketers are able to market effectively and collect valuable customer data. According to Direct Marketing Magazine, telemarketing expenditures in the United States grew from approximately $34 billion in 1984 to approximately $77 billion in 1994. The call center services industry is extremely fragmented and includes a large number of small, independent organizations. A small percentage of teleservices business is currently being outsourced to independent providers, and the Company believes that both the total market and the percentage of this market that is outsourced will increase as businesses continue to recognize the benefits of such services.

         Many large companies have begun to outsource their telemarketing and customer support services in order to access the industry expertise, breadth of services and specialized capabilities of large-scale, technologically-sophisticated teleservices providers such as the Company.
Using such providers enables these companies to concentrate on their core businesses and improve the quality and cost-effectiveness of their customer contact functions. As a result, the Company believes that the enhanced quality and economic advantages provided by independent teleservices companies will accelerate the outsourcing trend in the industry. In addition, the Company believes that the deregulation of the telecommunications industry and the expected deregulation of the public utilities industry will significantly increase the demand for telemarketing services.

The Company believes that businesses considering outsourcing their telemarketing activities increasingly are seeking to partner with a teleservices company that possesses industry expertise and the resources to serve their long-term needs efficiently. Additionally, because teleservices involve direct interaction with a client's customers, the teleservices provider's reputation for quality is critical to winning new clients. As a recognized provider of high quality teleservices, the Company has positioned itself as an attractive partner to large users of call center services.

THE COMPANY'S SERVICES

 Outbound Teleservices

         Historically, the Company has concentrated on providing outbound business-to-consumer teleservices. In this market, the Company has sought and established relationships with large corporate clients, many of which have been clients of the Company for over five years.

         Outbound teleservices refers to the service the Company performs when its telephone service representatives (TSRs), place calls to parties targeted by the client to offer products or services or to obtain information. At the beginning of a typical outbound program, the Company receives customer data files that the client has selected to match the demographic profile of the targeted customer for the product or service being offered. These files contain each targeted customer's name, address, phone number and other relevant data. The Company's data management system sorts the records, removes information regarding customers whom the Company is prohibited from contacting and assigns each file electronically to one of its outbound call centers. Actual telephone calling at the centers is controlled by computerized call management systems that utilize predictive dialers to automatically dial the telephone numbers in the files. The call management system then forwards all connected calls, along with the customer's name and other information, electronically to the workstation of a TSR who has been trained for the client's program. The TSR then uses a prepared script to solicit an order for the product or service or to request information that will be added to the client's database. Information regarding sales and other aspects of the program is captured by the Company's proprietary software systems and made available to clients in customized report formats.

         Insurance. The Company is a major telemarketer of insurance products throughout the United States. Management believes this sector to be the most attractive area in business-to-consumer telemarketing from the perspective of the teleservices provider due to its large size, relative predictability and relative lack of seasonality. The Company works with large consumer insurance companies and their agents to market such products as accidental death and dismemberment policies, graded benefit life insurance and other niche insurance products primarily to credit card customers. The Company has also assisted clients in marketing supplemental dental and vision coverage to credit card holders.

         As of September 30, 1996, the Company employed 169 insurance agents licensed to sell insurance in a total of 44 states. The Company's significant relationships in this industry include those with MMIG, AT&T, J.C. Penney and Advanta, which were responsible for 44.9%, 17.6%, 12.2% and 11.2%, respectively, of the Company's revenues for fiscal 1996 (including services to Advanta related to financial services products). The Company originated its relationship with MMIG over eight years ago and originated its relationship with J.C. Penney, AT&T and Advanta over five years ago. The Company's aggregate revenues from these key clients have grown respectively, each year since fiscal 1991. In fiscal 1996, 74.8% of the Company's revenues were generated from services related to insurance products.

         Financial Services. The Company provides teleservices to several of the largest credit card issuers, banks and other financial institutions in the United States. The Company's services include customer account acquisition, customer retention programs, and programs to sell credit card enhancement features such as higher credit limits, lower interest rates and lower fees. The Company also cross-sells additional services such as home equity loans and related banking services. In fiscal 1996, 19.7% of the Company's revenues were generated from services related to financial services products.

         Telecommunications. The Company expects the demand for teleservices within the telecommunications industry to increase as the industry continues to be deregulated and as the number of products (e.g., long distance, cellular, paging and "800" services) and call features (e.g., call waiting, caller identification and voice mail) increases. The Company recently completed several programs for a major telecommunications client and is in discussions with this client and a number of prospective clients in the industry to provide outbound business-to-consumer and business-to-business services.

         Other Industries. The Company is currently marketing travel club and dining club programs to credit card holders on behalf of one of its clients.

  Inbound Teleservices

         Inbound teleservices involves the processing of incoming calls, often placed by customers using toll-free numbers, to a customer service representative for service, order fulfillment or product information. Inbound teleservices include activities such as customer care services, credit card and loan application processing and catalog sales. More sophisticated inbound programs assist clients in responding to customer inquiries, offering technical and product support services and assessing overall customer satisfaction.

         The Company currently operates a 24-seat dedicated inbound customer service center in its Lansdowne, Pennsylvania call center facility and intends to install additional inbound facilities as the Company's inbound business expands. The Company has developed an inbound customer service program for Blue Cross/Blue Shield Florida (BC/BS-FL) pursuant to which the Company's TSRs respond to customer inquiries and complaints following important changes in certain of BC/BS-FL's group medical plans.

  Business-to-Business Teleservices

         The Company believes that the dynamics of the business-to-business teleservices marketplace have now changed so as to permit the development of the type of long-term client relationships and large-scale campaigns that have formed the core of the Company's business-to-consumer services. The Company expects that the demand for business-to-business applications will grow rapidly, especially among telecommunications companies, as many large companies recognize that telemarketing is a more efficient method of reaching business customers than a field sales force. Growth in the business-to-business teleservices market will enable the Company to leverage its existing workstation capacity because such services are provided primarily during the day while business-to-consumer services are provided primarily during the evening. The Company believes that its prior experience in business-to-business teleservices and current expertise in business-to-consumer teleservices position it to take advantage of the growth in this market.

THE COMPANY'S OPERATIONS

  Sales, Marketing and Account Management

         During fiscal 1996, the Company initiated a national account sales program to focus its direct sales efforts on developing relationships with the leading users of teleservices in its targeted industries. As part of this initiative, the Company hired a new Vice President of Sales and Marketing with extensive experience in directing a national account sales program and expanded its sales and marketing staff. Supporting this initiative, the Company will continue to market its services by attending trade shows, advertising in industry publications, responding to requests for proposals, pursuing client referrals and cross-selling to existing clients.

         A critical element of the Company's effort to build long-term client relationships is its account management program. To improve the effectiveness of the client's program, account managers offer proactive advice and consulting services. The account managers initially provide advice on all aspects of program implementation, including scripting, performance specifications and reporting, and then manage the process on behalf of the client through interaction with each of the Company's internal departments. Periodic internal audits are performed by the account manager to determine compliance with the applicable program specifications. The Company believes that this detailed attention to account management has contributed significantly to retaining clients, expanding business from existing clients and attracting new clients.

  Personnel and Training

         The Company emphasizes the recruitment, training and development of its TSRs, which management believes enables the Company to increase productivity, reduce employee turnover and enhance the quality of its services. TSRs are selected through a three-step process that includes an initial telephone screening interview, followed by an in-person interview and extensive testing to gauge competence, suitability for telemarketing projects and integrity.

         Newly-hired TSRs receive an intensive three-day training course that emphasizes modeling and role-playing as well as instruction on effective sales techniques and product knowledge. New TSRs are closely monitored for an initial 30-day period and thereafter receive ongoing coaching and training. As of September 30, 1996, the Company employed 169 licensed insurance agents specializing in the marketing of insurance-related products. These licensed agents receive continuing insurance-related education to comply with applicable state licensing requirements. To further assure the continuity and consistency of management practices, each call center has dedicated recruiting and training personnel who report directly to corporate management. The Company also provides significant ongoing training to its supervisory and management personnel on coaching, counseling and total quality management techniques.

         The Company has developed an innovative compensation and performance recognition plan in order to motivate employees and reduce turnover. The Company generally targets base TSR compensation at higher levels than is paid by other businesses competing for the same labor pool. In addition, the Company recently implemented a benefits package, including health insurance, for qualifying full-time TSRs. For performance recognition, the Company pays cash bonuses to TSRs who achieve sales targets and quality benchmarks and also offers non-cash incentives and creative programs to improve performance and maintain morale. Although it is typical in the teleservices industry for TSRs to be part-time employees, over 70% of the Company's TSRs are full-time employees (working at least 33 hours per week.). The Company believes that its relatively high proportion of full-time employees provides a more stable workforce and reduces the Company's recruiting and training expenditures.

         As of September 30, 1996, the Company employed 1,518 persons, of whom more than 1,300 were TSRs. None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be good.

  Quality Assurance

         The Company believes that its reputation for quality services is critical to acquiring and retaining clients. The Company is committed to the principles of total quality management in order to continuously improve its operational processes. The Company establishes both internal and external benchmarks as a means to measure continuous improvement. The Company measures the quality of its services on the basis of sales per hour, level of customer inquiries, call abandonment rates and other quality performance criteria. In order to provide ongoing improvement to the TSRs' performance and to assure compliance with the Company's quality standards, quality assurance personnel monitor each TSR on a frequent basis and provide coaching to the TSR based on this review. Clients also participate in the monitoring process. Sales confirmations are recorded with the customer's consent to ensure accuracy and to provide a record of the sale. Company personnel review all sales confirmation tapes for compliance with client specifications. In addition, these tapes are selectively reviewed in order to provide additional coaching to TSRs. The Company's information systems enable it to provide its clients with customized reports on the status of an ongoing telemarketing campaign and can transmit information electronically to clients if desired. Access to this data enables the Company's clients to modify or enhance an ongoing campaign in order to improve its effectiveness. Each Company call center has dedicated quality assurance personnel who provide on-going employee training and coaching to the center's TSRs.

  Technology

         The Company was an early user of predictive dialing technology and was an early adopter of centralized management systems. The Company continues to invest strategically in proven systems and software technologies in order to enhance operational efficiency and maintain high quality services. These technologies reduce the cost per call and improve sales and customer service by providing the Company's TSRs and account management personnel with enhanced real-time access to customer and production information. As of September 30, 1996, the Company's management information systems department consisted of 32 technical professionals who maintain, upgrade and expand the Company's systems. The Company's call management and database systems have been designed to ensure quality service to its clients and to provide effective tools for the management of the Company's business.

         The Company uses UNIX-based predictive dialing systems at each call center, which are linked via a wide-area network to network servers at the Company's corporate headquarters. The Company's call center and network systems both use a flexible database architecture permitting the easy sharing of data among users of the system. As a result, the Company's scaleable systems can be configured to work cost-effectively at low and high volumes and permit the efficient addition of capacity.

         To effectively manage and control calling campaigns, the Company has developed its own proprietary software. The Company uses its Track System to monitor the status and performance of each client program throughout its life cycle. Information relating to each customer file (including a complete record of each sale transaction) is archived to the Customer Information System, which includes a dedicated server and an optical disk storage system. This system is designed to respond to a client request to review details of a particular sales call in minutes and is able to identify the program, the date and time of the call and the TSR who recorded the sale. The Company has implemented procedures to protect the integrity of data against power loss, fire and other casualty.

COMPETITION

         The teleservices industry is intensely competitive and the Company's principal competition in its primary markets comes from large teleservices organizations, including APAC TeleServices, Inc., ICT

Group, Inc., SITEL Corporation, ITI Marketing Services, Inc. and Ed Blank Associates, Inc. In addition, the Company competes with the in-house telemarketing operations of many of its clients or potential clients. The Company also competes with direct mail, television, radio and other advertising media, as well as emerging direct marketing channels, such as interactive shopping and data collection through the television, the Internet and other media.

         Competition with other teleservices organizations is based primarily upon performance (measures include sales per hour, contact rate, conversion ratio and cost per sale), technological and reporting capabilities, industry experience, quality of client services and staff and price. The Company believes that it generally compares favorably with its competitors with respect to each of these factors.

GOVERNMENT REGULATION

         Telemarketing sales practices are regulated at both the federal and state level. The TCPA, enforced by the FCC, imposes restrictions on unsolicited automated telephone calls to residential telephone subscribers. Under the TCPA and the regulations promulgated thereunder, it is unlawful to initiate telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m., local time at the subscriber's location, or to use automated telephone dialing systems or artificial or prerecorded voices to call certain subscribers. Additionally, the TCPA regulations require telemarketing firms to develop a written policy implementing a "do not call" list and to train its telemarketing personnel to comply with these restrictions. The TCPA creates a right of action for both consumers and state attorneys general. A court may award damages or impose penalties of $500 per violation, which may be trebled for willful or knowing violations. Currently, the Company trains its service representatives to comply with the regulations of the TCPA and programs its call management system to avoid initiating telephone calls during restricted hours or to individuals maintained on the Company's "do not call" list.

         The FTC regulates both general sales practices and telemarketing specifically. Under the Federal Trade Commission Act (the "FTC Act"), the FTC has broad authority to prohibit a variety of advertising or marketing practices that may constitute "unfair or deceptive acts and practices." Pursuant to its general enforcement powers, the FTC can obtain a variety of types of equitable relief, including injunctions, refunds, disgorgement, the posting of bonds, and bars from continuing to do business for a violation of the acts and regulations it enforces.

         The FTC also administers the TCFAPA under which the FTC has issued regulations prohibiting a variety of deceptive, unfair or abusive practices in telemarketing sales. Generally, these rules prohibit misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The regulations also regulate the use of prize promotions in telemarketing to prevent deception and require that a telemarketer identify promptly and clearly the seller on whose behalf the telemarketer is calling, the purpose of the call, the nature of the goods or services offered and, if applicable, that no purchase or payment is necessary to win a prize. The regulations also require that a telemarketer maintain records on various aspects of its business.

         Most states have enacted statutes similar to the FTC Act prohibiting unfair or deceptive acts and practices. For example, telephone sales in certain states are not final until a written contract is delivered to and signed by the buyer, and such a contract often may be canceled within three business days. At least one state also prohibits telemarketers from requiring credit card payment, and several other states require certain telemarketers to obtain licenses, post bonds or submit sales scripts to the state's attorney general. Under these general enabling statutes, depending on the willfulness and severity of the violation, penalties can include imprisonment, fines and a range of equitable remedies such as consumer redress or the posting of bonds before continuing in business. Additionally, some states have enacted laws and others are considering enacting laws targeted directly at telemarketing practices. Most of these statutes allow a private right of action for the recovery of damages or provide for enforcement by state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys' fees. There can be no assurance that any such laws, if enacted, will not adversely affect or limit the Company's current or future operations.

         The industries served by the Company are also subject to government regulation, and, from time to time, bills are introduced in Congress which, if enacted, would affect the Company's operations. The Company and its employees who sell insurance products are required to be licensed by various state insurance commissions for the particular type of insurance product to be sold and to participate in regular continuing education programs, which currently are paid for by the Company.

         The Company believes that it is in compliance with all applicable regulations.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters facility is located in Bryn Mawr, Pennsylvania in an approximately 45,000 square-foot building leased to the Company through December 1998.

         The Company also leases all of the facilities used in its call center operations. The Company believes that its existing facilities are suitable and adequate for its current operations, but additional facilities will be required to support growth.

         As of November 30, 1996, the Company operated the following call centers.

                                                                     DATE OF
                                 DATE OF           INITIAL         MOST RECENT       CURRENT
LOCATION                         OPENING        WORKSTATIONS        EXPANSION        WORKSTATIONS
--------                         -------        ------------        ---------        ------------
Bryn Mawr, PA(1)  . . . . .    March 1985            15           November 1996          112
Lansdowne, PA(2)  . . . . .   October 1990           80           November 1996          120
Pleasantville, NJ . . . . .   November 1992          64           February 1996           96
Scranton, PA  . . . . . . .     July 1993            64           May 1996                96
Wilkes-Barre, PA  . . . . .    April 1994            64           March 1996              96
Reading, PA . . . . . . . .   February 1995          64           October 1996            96
Ocean Township, NJ  . . . .   November 1995          80           November 1996           96
Allentown, PA . . . . . . .    April 1996            80           October 1996            96
Harrisburg, PA  . . . . . .   October 1996           80           October 1996            80
                                                                                         ---
                                                                    Total:               888
                                                                                         ===

(1) Facilities transferred from Wynnewood, PA (the original headquarters) to Bryn Mawr in September 1995.
(2)  Includes a 24-seat inbound capability.

         The Company believes that suitable additional or alternative space will be available as needed on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company is involved in litigation incidental to its business. In the view of management, no litigation to which the Company is currently a party is likely to have a material adverse effect on the Company, if decided adversely to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company has not submitted any matters to a vote of its shareholders since the Company completed its initial public offering.

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company are as follows:

NAME                                AGE                     POSITION
----                                ---                     --------
Raymond J. Hansell  . . . . . .     47    Vice Chairman of the Board and Chief Executive Officer
MarySue Lucci     . . . . . . .     48    Director, President and Chief Operating Officer
Michael J. Scharff  . . . . . .     50    Executive Vice President
Richard C. Altus  . . . . . . .     38    Vice President and Chief Financial Officer
Richard P. Keenan . . . . . . .     50    Vice President of Sales and Marketing
William D. Mulvihill  . . . . .     55    Vice President of Account Management
David Clautice    . . . . . . .     55    Vice President of Management Information Systems

         Mr. Hansell currently serves as Vice Chairman and Chief Executive Officer of the Company. From November 1994 until the Recapitalization in May 1996, Mr. Hansell served as the Chairman of the Board of Directors of the Company and from the Company's founding in 1983 until November 1994, he served as the Company's President. Mr. Hansell has been an active industry leader and served on the operating committee of the Direct Marketing Association's Telephone Marketing Council from 1993 to 1995. Mr. Hansell was named a Top Ten Telepro by Teleprofessional Magazine in October 1995 for his contributions to the industry. Prior to co-founding the Company, Mr. Hansell served in various managerial sales and marketing positions at Shared Medical Systems, NCR and Automatic Data Processing.

         Ms. Lucci has served as the Company's President since November 1994 and Chief Operating Officer since December 1995, prior to which she had served as an Executive Vice President for more than five years and as the Company's Treasurer from the Company's founding in 1983 until November 1994. Ms. Lucci also has acted as a director and the Secretary of the Company since its founding in 1983. Ms. Lucci was recently a recipient of the 1996
Distinguished Women in Telemarketing Award by Telemarketing Magazine. From 1981 to 1983, Ms. Lucci was Vice President of New Product Publications Development for Clement Communications, a national business marketing publisher. From 1969 to 1981, Ms. Lucci was employed by Colonial Penn Insurance Company, a leading direct marketer of insurance products, where she managed marketing, training and customer service functions, most recently as a Vice President.

         Mr. Hansell and Ms. Lucci are husband and wife.

         Mr. Scharff is the Company's Executive Vice President and, since November 1994, has been Treasurer of the Company. Mr. Scharff was Senior Vice President of Finance of the Company from November 1995 to September 1996 and Vice President of Finance of the Company from November 1994 to November 1995. From January 1994 to November 1994, Mr. Scharff was an Assistant Vice President of the Company and, from the time he joined the Company in October 1988 until January 1994, Mr. Scharff served as the Company's Controller. From 1984 until joining the Company, Mr. Scharff was the President of Audobon Automotive Supply Co., an automotive parts distributor. Mr. Scharff was a divisional controller of Safeguard Business Systems from 1979 to 1984.

         Mr. Altus joined the Company as Vice President and Chief Financial Officer in September 1996. From April 1996 until he joined the Company, Mr. Altus served as Executive Vice President and Chief Financial Officer of Nobel Education Dynamics, Inc., a provider of child care and elementary education services. From 1988 to March 1996, Mr. Altus served as Vice President of Finance and Chief Financial Officer of GBC Technologies, Inc., a wholesale distributor of computer products. Prior to 1988, he was employed by KPMG Peat Marwick for seven years in various accounting and consulting positions.

         Mr. Keenan is the Company's Vice President of Sales and Marketing.
For 18 years prior to joining the Company in March 1996, Mr. Keenan was employed by Tektronix, Inc., a computer software and graphics company serving most recently as Tektronix's Regional Sales Manager for the Eastern United States in charge of a national account sales program for that region. For seven years prior thereto, Mr. Keenan served in various sales and management capacities at NCR.

         Mr. Mulvihill is the Company's Vice President of Account Management. From August 1994 until he joined the Company in June 1996, Mr. Mulvihill was an independent consultant. From October 1993 until August 1994, Mr. Mulvihill served as a Team Leader in the telemarketing group at Towers Perrin, a national management and benefits consulting firm. From 1982 until joining Towers Perrin, Mr. Mulvihill served as Vice President of Customer Service for Users, Inc., an information systems company.

         Mr. Clautice serves as the Company's Vice President of Management Information Systems. From June 1995 to December 1995, Mr. Clautice served as the Company's Director of Methods and Procedures. Prior to joining the Company in June 1995, Mr. Clautice was President of Clautice Associates, Inc., an information systems consulting firm he founded in 1974. From 1974 to 1985, Mr. Clautice was President of Electronic Processing Center, a data processing service organization.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company completed the Initial Public Offering on September 18, 1996 selling 3,220,000 shares of its Common Stock at a price of $12.50 per share. Since the Initial Public Offering, the Company's Common shares have been quoted on the Nasdaq National Market under the symbol "RMHT." Prior to the Initial Public Offering, the Common Shares were not listed or quoted on any organized market system. The following table sets forth for the periods indicated the high and low closing sale prices of the Common Shares as reported on the Nasdaq National Market during the twelve day period ended September 30, 1996.

                                                                               HIGH             LOW
                                                                             ---------       ---------
                 Fourth Quarter of 1996 (from September 18, 1996) . . .       $17.25          $14.00

         As of December 10, 1996, there were 38 holders of record of the Common Shares. The Company currently intends to retain future earnings to finance its growth and development and therefore does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's credit facilities restrict the payment of cash dividends by the Company. Payment of any future dividends will depend upon the future earnings and capital requirements of the Company and other factors which the Board of Directors consider appropriate. For certain information regarding distributions made by the Company prior to the Initial Public Offering, see Item 13 "Certain Relationships and Related Transactions" (as incorporated by reference to the registrant's 1997 Proxy Statement).

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Financial Statements of the Company and notes thereto included elsewhere in the Report.

                                                                                  YEAR ENDED SEPTEMBER 30,
                                                                 --------------------------------------------------------
                                                                   1992        1993        1994        1995        1996
                                                                   ----        ----        ----        ----        ----
STATEMENT OF OPERATIONS DATA:
Revenues    . . . . . . . . . . . . . . . . . . . . . . .        $ 6,988     $10,292     $17,105     $25,545     $32,316
                                                                 -------     -------     -------     -------     -------
Operating expenses:
 Cost of services . . . . . . . . . . . . . . . . . . . .          5,189       7,642      13,286      18,210      22,212
 Selling, general and administrative (1)  . . . . . . . .          1,428       2,076       3,007       5,312       6,669
 Special bonuses (2)  . . . . . . . . . . . . . . . . . .           - -        - -          - -         - -        6,087
                                                                --------     -------     -------     -------    --------
          Total operating expenses  . . . . . . . . . . .          6,617       9,718      16,293      23,522      34,968
                                                                --------     -------     -------     -------    --------
Operating income (loss) . . . . . . . . . . . . . . . . .            371         574         812       2,023     (2,652)
Interest expense (3)  . . . . . . . . . . . . . . . . . .            125         137         170         261       1,893
                                                                --------     -------     -------     -------    --------
Income (loss) before income taxes and extraordinary
 item       . . . . . . . . . . . . . . . . . . . . . . .            246         437         642       1,762     (4,545)
Income taxes (benefit) (4)  . . . . . . . . . . . . . . .          - -         - -            40          21     (1,222)
                                                                --------     -------     -------     -------     -------
Income (loss) before extraordinary item . . . . . . . . .            246         437         602       1,741     (3,323)
Extraordinary item, net of taxes (5)  . . . . . . . . . .          - -         - -          - -         - -          582
                                                                --------     -------     -------     -------   ---------
          Net income (loss) . . . . . . . . . . . . . . .            246         437         602       1,741     (3,905)
Preferred stock dividends . . . . . . . . . . . . . . . .          - -         - -          - -         - -         308
Net income (loss) available to Common . . . . . . . . . .
                                                                 -------     -------     -------     -------    --------
  shareholders (4)  . . . . . . . . . . . . . . . . . . .        $   246     $   437     $   602     $ 1,048    $(4,213)
                                                                 =======     =======     =======     =======    ========

Pro forma loss per common share:  (i)
--------------------------------

Pro forma loss before extraordinary item. . . . . . . . .                                                       $ ( .68)
Extraordinary item, net of taxes  . . . . . . . . . . . .                                                         ( .12)
                                                                                                                 -------
Pro forma loss  . . . . . . . . . . . . . . . . . . . . .                                                       $  (.80)


(i) The pro forma net loss per common share includes the pro forma income tax benefit for fiscal 1996 which would have been recorded on the historical loss before income taxes if the Company had not been an S corporation during such period at an effective rate of 36%. The pro forma net loss per common share is computed by dividing the pro forma loss by the weighted average number of shares outstanding during the period.


                                                                                  SEPTEMBER 30,
                                                     --------------------------------------------------------------------
                                                        1992           1993           1994           1995           1996
                                                        ----           ----           ----           ----           ----
BALANCE SHEET DATA:
Working capital                                      $   21          $  282         $  829         $1,061        $12,718
Total assets                                          2,364           3,743          5,576          8,757         22,555
Long-term debt, less current maturities                  51              20            355            592             --
Capitalized lease obligations, less
  current maturities                                    287             525            623            436              2
Loans payable to shareholders                           125             125            125            133             --
Shareholders' equity                                    887           1,325          1,927          3,668         18,315

--------------------------
(1) Selling, general and administrative expenses include Founders' compensation of $308,000, $386,000, $660,000, $766,000 and $597,684
         for fiscal 1992 through fiscal 1996, respectively.

(2) Special bonuses in fiscal 1996 are bonuses and related payroll taxes in the amount of $6,087,000 paid to the Founders. Pursuant to employment contracts entered into and effective in May 1996, the Founders' compensation is fixed at a combined base amount of $400,000 per year for three years (subject to annual adjustment based on the inflation rate), plus a discretionary bonus which at the present time is not expected to exceed 20% of base compensation.

(3) In fiscal 1996 interest expense includes a one-time charge of $1,177,000 relating to interest expense on a Founders' note.

(4) The Company operated as an S Corporation for income tax purposes since April 1, 1990 and terminated such status in connection with the Recapitalization. See Item 13 "Certain Relationships and Related Transactions" (as incorporated by reference to the Registrant's proxy statement for the 1997 Annual Meeting) and Note 8 of Notes to Financial Statements, for information concerning computation and realizability of the net operating loss carry forward generated in fiscal 1996.

(5) The $582,000 extraordinary expense, net of an income tax benefit, represents the write-off of certain deferred financing costs associated with the early extinguishment of bank indebtedness.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company's historical results of operations and its liquidity and capital resources should be read in conjunction with "Selected Financial Information" and the Financial Statements of the Company and Notes thereto appearing elsewhere in this document.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

         From time-to-time, the Company may publish statements which are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provided a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to: (i) reliance on principal client relationships in the insurance and financial services industry; (ii) fluctuations in quarterly results of operations due to the timing of clients' telemarketing campaigns, the timing of opening of new call centers and expansion of existing call centers and changes in competitive conditions affecting the telemarketing industry; (iii) difficulties of managing growth profitably; (iv) dependence on the services of the Company's executive officers and other key operations and technical personnel; (v) changes in the availability of qualified employees' (vi) performance of its automated call-processing systems and other technological factors; (vii) reliance on independent long-distance companies; (viii) changes in government regulations affecting the teleservices and telecommunications industries; (ix) competition from other outside providers of teleservices and in-house telemarketing operations of existing and potential clients; and (x) competition from providers of other marketing formats, such as existing formats such as direct mail and emerging strategies such as interactive shopping and marketing over the Internet.

OVERVIEW

         The Company is a leading provider of outbound teleservices to major corporations in the insurance and financial services industries. Founded in 1983 by Raymond J. Hansell and MarySue Lucci to provide direct marketing and sales consulting, the Company opened its first call center focusing on business-to-business teleservices in 1985 to support the marketing efforts of its consulting customers. By the late 1980s, outbound business-to-consumer teleservices had become the predominant business of the Company. On May 24, 1996, the Company completed a Recapitalization of the Company which included the purchase of a significant equity interest in the Company by Advanta Partners. On September 24, 1996 the Company completed the Initial Public Offering from which it realized proceeds, after the deduction of underwriting discounts and commissions of $37,448,600. Concurrently with the Initial Public Offering, the Company issued an aggregate of 400,000 shares of the Company Common Stock in exchange for all of the outstanding Series A Preferred Stock and a 6% Subordinated Promissory Note held by the Founders' ("the Founders Note") and redeemed an aggregate of 6,500,000 shares of Series B Preferred Stock held by Advanta Partners and Glengar. See Item 13 "Certain Relationships and Related Transactions"(as incorporated by reference to the Registrant's 1997 Proxy Statement).

         The Company's business has grown rapidly, resulting in increases in revenues and operating income during each of the last three fiscal years. The increase in revenues from $17.1 million in fiscal 1994 to $ 32.3 million in fiscal 1996, has largely been driven by increases in call volumes from existing clients, primarily in the insurance industry, coupled with the development of new clients primarily in the financial services industry. There is no assurance that the Company will be able to maintain its historical profit margins, which may be adversely affected by, among other factors, the pricing of such business and additional technological and other costs involved in servicing such business. Operating income, exclusive of special compensation expenses, increased from $812,000 or 4.7% of revenues in fiscal 1994 to $3,435,000, or 10.6 % of revenues in fiscal 1996.

         The increase in operating income over the three-year period resulted from both the growth in revenues and the reduction in cost of services as a percentage of revenues. Cost of services, which primarily consists of labor, telephone and other call center-related operating and support expenses, declined from 77.7% of revenues in fiscal 1994 to 68.7 % of revenues in fiscal 1996. These costs have decreased as a percentage of revenues as the Company has expanded its call center locations to lower cost geographic areas, improved its operating efficiencies and negotiated more favorable long distance rates. Selling, general and administrative expenses are comprised principally of corporate expenses, including management, sales and marketing activities, account management services, accounting and finance, human resources, information services and other administrative costs. Corporate expenses include, among other items, compensation to Founders which amounted to $660,000, $766,000 and $597,684 for fiscal 1994, fiscal 1995 and fiscal 1996, respectively. See Item 13 "Certain Relationships and Related Transactions" (as incorporated by reference to the Registrant's 1997 Proxy Statement).

         The Company was subject to taxation under Subchapter S of the Internal Revenue Code of 1986, as amended, from April 1, 1990 to May 24, 1996. As a result, the net income of the Company, for federal and certain state tax purposes, was taxed directly to the Company's Founders rather than the Company. Upon completion of the Recapitalization, the Company terminated its Subchapter
S status.   In fiscal 1996, certain charges were incurred in connection with the Recapitalization of the Company and the Initial Public Offering. As a result of these charges the Company incurred a net operating loss for fiscal 1996. In accordance with the provisions of SFAS 109, a calculation as to the realizability of the net operating loss carry forward was made for the purposes of taking into account the Company's ability to generate sufficient taxable income and thereby realize the benefit of the net operating loss prior to its expiration. As a result of this analysis, the Company recorded a deferred tax asset of $1,111,840 in fiscal 1996. In future periods the Company will be subject to, and accrue, both federal and state income taxes.

RESULTS OF OPERATIONS

         The following table sets forth statements of operations and other data as a percentage of revenues from services provided by the Company for the periods indicated:


                                                                     YEAR ENDED
                                                                    SEPTEMBER 30,
                                                        -------------------------------------
                                                         1994           1995            1996
                                                         ----           ----            ----
Revenues                                                 100.0%         100.0%         100.0%
                                                        ------         ------          -----
Operating expenses:
  Cost of services                                        77.7           71.3           68.8
  Selling, general and administrative (1)                 17.6           20.8           20.6
  Special Bonuses (2)                                      --              --           18.8
                                                        ------         ------          ------
         Total operating expense                          95.3           92.1          108.2
                                                        ------         ------          -----
Operating income (loss)                                    4.7            7.9           (8.2)
Interest expense (3)                                       1.0            1.0            5.9
                                                        ------         ------          -----
Income (loss) before income taxes (benefit) and
   extraordinary item                                      3.7            6.9          (14.1)
Income taxes (benefit)                                      .2             .1           (3.8)
Extraordinary item, net of taxes (4)                       --             --             1.8
Net income (loss)                                          3.5%           6.8%         (12.1)%
                                                        ======         ======          ======

(1) Compensation to Founders represents 3.9%, 3.0% and 2% of revenues for fiscal 1994, fiscal 1995 and fiscal 1996, respectively.

(2) Special Bonuses in fiscal 1996 include cash bonuses and related payroll taxes in the amount of $6,087,000 paid to the Founders.

(3) During 1996, 3.6% of revenues represents interest expense incurred as the result of the exchange of a the Founders' Note for common stock.

(4) During 1996, the Company incurred an extraordinary loss of $582,000, net of taxes, on the early extinguishment of bank indebtedness.

FISCAL YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1995

         Revenues. Revenues increased to $32.3 million in fiscal 1996 from $25.5 million in fiscal 1995, an increase of $6.8 million or 26.7%. Of such increase in revenues, approximately $4 million was attributable to increased calling volumes from existing clients, $1.2 million to new clients in the financial services industry and $1.6 million to new clients in the telecommunications industry. To meet the demands of increased call volumes, the Company added a new 80-workstation call center in November 1995 and another 80-workstation call center in April 1996 and expanded capacity in four existing call centers by an aggregate of 64 workstations during February, March and May 1996, respectively. Additionally, in October 1996, the Company added a new 80-workstation call center in Harrisburg, PA.

         Cost of Services. Cost of services increased to $22.2 million in fiscal 1996 from $18.2 million in fiscal 1995. As a percentage of revenues, cost of services decreased to 68.8% in fiscal 1996 from 71.3% in fiscal 1995. This decrease was the result of the spreading of fixed costs over a larger revenue base coupled with greater utilization of the call centers on a year to year comparative basis.

         Selling, General and Administrative. Selling, general and administrative expenses increased to $6.7 million in fiscal 1996 from $5.3 million in fiscal 1995. As a percentage of revenues, selling, general and administrative expenses decreased to 20.6% in 1996 from 20.8% in 1995. The dollar increase was primarily the result of increased staffing and expanding facility costs required to support the growth in the Company's revenues.

         Special Bonuses. Special Bonuses are bonuses and related payroll taxes in the amount of $6,087,000 paid to the Founders. Under their employment contracts, the Founders' compensation is fixed at a combined base amount of $400,000 per year for three years (subject to annual adjustment based on the inflation rate), plus a discretionary bonus which at the present time is not expected to exceed 20% of base compensation.

         Interest Expense. Interest expense rose to $1,893,000 for fiscal 1996 from $262,000 in fiscal 1995. Of such increase, $1,177,000 relates to interest expense on the Founders' Note, $448,000 reflects interest on debt incurred in connection with the Recapitalization, and $7,000 reflects the financing of equipment purchases related primarily to the opening of two additional call centers and the expansion of four other call centers.

        Income Tax Benefit. During fiscal 1996 the Company generated a net operating loss carry-forward. In accordance with SFAS 109, a calculation as to the realizability of the net operating loss carry forward was made for purposes of taking into account the Company's ability to generate sufficient taxable income and thereby realize the benefit of the net operating loss prior to its expiration. As a result of this analysis, the Company recorded a tax benefit of $1,549,586 in fiscal 1996.

         Extraordinary Item. On September 30, 1996 the Company incurred an extraordinary loss of $582,000, net of taxes, on the early extinguishment of bank indebtedness.

        In fiscal 1995 the Company was an S Corporation for Federal and Pennsylvania income tax purposes and, accordingly, income was passed through to the shareholders and taxed at the individual level. The Company was not an S Corporation in New Jersey, and therefore charged against income $21,000 for such taxes.

FISCAL YEAR ENDED SEPTEMBER 30, 1995 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1994

         Revenues. Revenues increased to $25.5 million for fiscal 1995 from $17.1 million for fiscal 1994, an increase of $8.4 million or 49.3%. Of such increase in revenues, $2.7 million was attributable primarily to increased calling volumes from existing insurance clients and $5.7 million was attributable to the addition of new clients in the financial services industry. To meet the demands of increased call volumes, the Company added two new 64-workstation call centers in April 1994 and February 1995, respectively.

         Cost of Services. Cost of services increased to $18.2 million for fiscal 1995 from $13.3 million for fiscal 1994. As a percentage of revenues, cost of services decreased to 71.3% in fiscal 1995 from 77.7% in fiscal 1994. This decrease was primarily the result of realizing substantial operating efficiencies, the most significant of which, resulting in a $1.4 million decrease in such costs, was a reduction in long distance telephone rates.

         Selling, General and Administrative. Selling, general and administrative expenses increased to $5.3 million for fiscal 1995 from $3.0 million for fiscal 1994. As a percentage of revenues, selling, general and administrative expenses increased to 20.8% for fiscal 1995 from 17.6% for fiscal 1994. Of such increase, $427,000 was due to the addition of 31 administrative personnel, $1.7 million was due to corporate expenses associated with the Company's growth and $223,000 was due to an increase in Founders' compensation.

         Interest Expense. Interest expense rose to $262,000 for fiscal 1995 from $170,000 for fiscal 1994. The increase reflects the financing of equipment purchases related to the opening of two additional call centers and related to the relocation of the Company's corporate headquarters.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of liquidity have been cash flow from operations and borrowings under its credit facilities. These funds, combined with borrowings under capitalized lease obligations, have provided the liquidity to finance the growth of the Company.

         On May 24, 1996, the Company completed the Recapitalization, which included the purchase of a significant equity interest in the Company by Advanta Partners. See Item 13 (Certain Relationships and Related Transactions" as incorporated by reference to the Registrant's 1997 Proxy Statement).

         In conjunction with the Recapitalization, the Company distributed to the Founders $4.6 million of accounts receivable. As part of the Recapitalization, the Company also distributed $16.0 million in cash, $1.0 million in Series A Preferred Stock, and a Founders' Note in the initial principal amount of $3.0 million, (which was subsequently increased by $1.0 million) all for the redemption of an aggregate of 8,500,000 shares of Common Stock owned by the Founders. In addition, Advanta Partners and Glengar invested $9.5 million in Series B Preferred Stock and Class A and Class B Common Stock.

         On September 24, 1996 the Company completed an initial public offering and raised net proceeds of approximately $37.4 million. The Company used approximately $27.9 million of these proceeds to repay all bank indebtedness, redeem its Series B Preferred Stock and pay the Special Bonuses. The remaining $9.5 will be used for working capital and general corporate purposes. Upon completion of the Company's initial public offering, the Founders exchanged the Series A Preferred Stock and the Founders' Note for 400,000 shares of Common Stock.

         In conjunction with the Recapitalization, the Company entered into a Credit Facility with Chemical Bank, which provides for the $14.0 million Term Loan and the $6.0 million Revolver. The Term Loan and Revolver are secured by all of the assets of the Company. In addition, the loan agreement contains financial covenants and certain restrictions on the Company's ability to pay dividends on the Common Stock, incur debt and make capital expenditures and acquisitions. Borrowings on the Revolver are limited to 85% of eligible accounts receivable. The Term Loan and Revolver bear interest at the bank's base rate plus 1.5% or LIBOR plus 3.0%. The Revolver expires on May 24, 2001. As of September 30, 1996, the Company had retired the full $14.0 million amount of the Term Loan and had no draws outstanding on the Revolver.

         Cash used by operating activities was approximately $1.7 million for the fiscal year ended 1996 compared to cash provided by operations of $1.7 million for the same period in 1995. The change in the utilization of cash within operating activities was due to the Company's net loss for the year, which was primarily caused by the Special Bonuses of $6.1 million paid to the Founders.

         The Company's teleservices operations will continue to require significant capital expenditures. Capital expenditures, including capitalized leases, were $1.1 million in fiscal 1994, $2.4 million in fiscal 1995 and $2.9 million in fiscal 1996. The Company expects to spend approximately $5.0 million on capital expenditures in fiscal 1997, primarily for the addition of two call centers, capacity expansion and where available, enhancement of technology used throughout its call center operations. However, in conjunction with such expenditures, the Company is evaluating certain lease versus buy decisions and may decide to lease such assets under five year operating leases.

         The Company believes that funds generated from operations, together with the remaining proceeds of its initial public offering and available credit under the Revolver, will be sufficient to finance its current operations and planned capital expenditures at least through the end of fiscal 1997.

QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth statement of operations data for each of the four quarters of fiscal 1995 and 1996, as well as such data expressed as a percentage of revenues. This quarterly information is unaudited, but has been prepared on a basis consistent with the audited Financial Statements of the Company presented elsewhere and, in the Company's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The results for any quarter are not necessarily indicative of results for any future period.


                                                                            QUARTER ENDED
                                     ---------------------------------------------------------------------------------------------
                                      DEC. 31,    MAR. 31,    JUNE 30,   SEPT. 30,   DEC. 31,    MAR. 31,    JUNE 30,   SEPT. 30,
                                        1994        1995        1995        1995       1995        1996        1996        1996
                                        ----        ----        ----        ----       ----        ----        ----        ----
Revenues                               $5,632      $5,683      $7,132      $7,098     $7,278      $7,506      $8,778      $8,754
                                       ------      ------      ------      ------     ------      ------      ------      ------
Operating expenses:
  Cost of services                      3,941       4,240       4,921       5,107      5,127       5,309       5,889       5,887
  Selling, general and administrative   1,064       1,208       1,348       1,693      1,575       1,545       1,688       1,861
   Special Bonuses                       --          --           --          --         --         --           --        6,087
                                       ------      ------      ------      ------     ------      ------     -------     -------
  Total operating expenses              5,005       5,448       6,269       6,800      6,702       6,854       7,577      13,835
                                       ------      ------      ------      ------     ------      ------     -------     -------
Operating income (loss)                   627         235         863         298        576         652       1,201      (5,081)
Interest expense                           54          57          71          80         75          71         227       1,520
                                       ------      ------      ------      ------     ------      ------     -------     -------
Income (loss) before income
   taxes (benefit)                     $  573      $  178      $  792      $  218     $  501     $   581      $  974     $(6,601)
                                       ======      ======      ======      ======     ======     =======      ======     ========

                                                                             QUARTER ENDED
                                      ---------------------------------------------------------------------------------------------
                                      DEC. 31,    MAR. 31,    JUNE 30,   SEPT. 30,     DEC. 31,    MAR. 31,    JUNE 30,   SEPT. 30,
                                        1994        1995        1995        1995         1995        1996        1996        1996
                                        ----        ----        ----        ----         ----        ----        ----        ----
Revenue                                 100.0%      100.0%      100.0%      100.0%       100.0%      100.0%      100.0%      100.0%
                                        -----       -----       -----       -----        -----       -----       -----       -----
Operating expenses:
  Cost of services                       70.0        74.6        69.0        72.0         70.5        70.7        67.1        67.2
  Selling, general and administrative    18.9        21.3        18.9        23.8         21.6        20.6        19.2        21.3
  Special bonuses                         --          --          --          --           --          --          --         69.5
                                        -----        ----        ----       -----        -----       -----       -----        ----
        Total operating expenses         88.9        95.9        87.9        95.8         92.1        91.3        86.3       158.0
                                        -----        ----        ----       -----        -----       -----       -----       -----
Operating income (loss)                  11.1         4.1        12.1         4.2          7.9         8.7        13.7       (58.0)
Interest expense                          1.0         1.0         1.0         1.1          1.0         1.0         2.6        17.4
                                        -----       -----        ----      ------        -----       -----       -----        ----
Income (loss) before income
   taxes (benefit)                       10.1%        3.1%       11.1%        3.1%         6.9%        7.7%       11.1%      (75.4)%
                                        =====       =====       =====       =====        =====       =====       =====      ======

         The Company has experienced and expects to continue to experience quarterly variations in operating results, principally as a result of the timing of clients' telemarketing campaigns, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company's revenue mix, the timing of the opening of call centers or expansion of existing centers, the timing of additional selling, general and administrative expenses and competitive conditions in the teleservices industry. The variations in quarterly results during fiscal 1995 are primarily due to the opening of the Reading, Pennsylvania call center in February 1995, an increase in management compensation and the write-off of leasehold improvements associated with the relocation of the Company's headquarters in September 1995.

         In connection with the Initial Public Offering, the Company incurred certain pre-tax charges of approximately $8.2 million in the quarter ended September 30, 1996. These charges consist of the Special Bonuses and related payroll taxes of $6,087,000 paid to the Founders pursuant to their employment agreements, interest expense on the Founders' Note of approximately $1,177,000 and an extraordinary charge of approximately $909,507 resulting from the early extinguishment of the Term Loan. These charges caused the Company to incur a net loss for the quarter and for fiscal 1996. See Item 13 "Certain Relationships and Related Transactions" (as incorporated by reference to the Registrant' 1997 Proxy Statement and Notes 3 and 4 of Notes to Financial Statements).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary financial information specified by this Item, together with the Reports of the Company's independent accountants thereon, are included in this Annual Report on Form 10-K on pages F-1 through F-17 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In June 1996, the Company engaged Arthur Andersen LLP as independent public accountants to audit the Company's financial statements for fiscal 1995, replacing the firm of Asher & Company, Ltd., which had previously served as the Company's independent public accountants and had completed its audit of the Company's financial statements for fiscal 1993 and fiscal 1994. The Company's decision to change accountants was ratified by the Board of Directors of the Company.

         In connection with the audit of the Company's financial statements for fiscal 1993 and fiscal 1994, there were no disagreements with Asher & Company, Ltd. during such two years or during the period through the date of such firm's replacement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which if not resolved to its satisfaction would have caused Asher & Company, Ltd. to make reference thereto in connection with its report. Asher & Company, Ltd.'s reports on the Company's financial statements for fiscal 1993 and fiscal 1994 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item with respect to the directors of the Company is incorporated herein by reference to the information set forth in the Registrant's 1997 Proxy Statement. The information required by the Item with respect to executive officers of the Company is furnished in a separate item captioned "Executive Officers of the Company" and included in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)     DOCUMENTS FILED AS A PART OF THIS REPORT:

         (1)     Financial Statements.                              Page
                                                                    ----

                 Reports of Independent Accountants-----------------F-1 Consolidated Balance Sheets------------------------F-3
                 Consolidated Statements of Operations--------------F-4 Consolidated Statements of Shareholders' Equity----F-5 Consolidated Statements of Cash Flows--------------F-6 Notes to Consolidated Financial Statements---------F-7

         (2)     Exhibits

                 See attached

                                 EXHIBIT INDEX


Exhibit
   No.
   2     -       Recapitalization and Stock Purchase Agreement among the Company, Advanta Partners,
                 Glengar and the Founders, dated May 24, 1996 (incorporated by reference to the Company's
                 Registration Statement on Form S-1, File No. 333-07501).

  3.1    -       Articles of Incorporation of the Company, as amended (incorporated by reference to the
                 Company's Registration Statement on Form S-1, File No. 333-07501).

  3.2    -       Form of Amended and Restated Bylaws of  the Company (incorporated by reference to the
                 Company's Registration Statement on Form S-1, File No. 333-07501).

  9      -       Voting Agreement among the Founders and Advanta Partners dated as of July 2, 1996
                 (incorporated by reference to the Company's Registration Statement on Form S-1,
                 File No. 333-07501).

*10.1    -       1996 Stock Incentive Plan.

 10.2    -       Shareholders' Agreement by and among the Company, the Founders, Advanta Partners and
                 Glengar, dated May 24, 1996 (incorporated by reference to the Company's Registration
                 Statement on Form S-1, File No. 333-07501).

 10.3    -       Employment Agreement by and between the Company and Raymond J. Hansell, dated
                 May 24, 1996 (incorporated by reference to the Company's Registration Statement on
                 Form S-1, File No. 333-07501).

 10.4    -       Employment Agreement by and between the Company and MarySue Lucci Hansell, dated
                 May 24, 1996 (incorporated by reference to the Company's Registration Statement on
                 Form S-1, File No. 333-07501).

 10.5    -       Warrant for the Purchase of Class B Non-Voting Common Stock of the Company in favor of
                 Chemical Bank (incorporated by reference to the Company's Registration Statement on
                 Form S-1, File No. 333-07501).

 10.6    -       Management Fee Agreement by and between Advanta Partners and the Company, dated
                 May 24, 1996 (incorporated by reference to the Company's Registration Statement on
                 Form S-1, File No. 333-07501).

 10.7    -       Credit Agreement among the Company and Chemical Bank, as agent, and as lender, dated
                 May 24, 1996 (incorporated by reference to the Company's Registration Statement on
                 Form S-1, File No. 333-07501).

 10.8    -       Revolving Credit Note made by the Company in favor of Chemical Bank, as agent, and as lender, dated May 24, 1996 (incorporated by reference to the Company's Registration
                 Statement on Form S-1, File No. 333-07501).

 10.9    -       Term Note made by the Company in favor of Chemical Bank, as agent, and as lender, dated
                 May 24, 1996 (incorporated by reference to the Company's Registration Statement on Form
                 S-1, File No. 333-07501).

Exhibit
  No.
  10.10  -       Security Agreement between the Company and Chemical Bank, as agent (incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-07501).

  10.11  -       6% Subordinated Note made by the Company, in favor of the Founders, dated May 24, 1996
                 (incorporated by reference to the Company's Registration Statement on Form S-1, File No.
                 333-07501).

  10.12  -       Exchange and Conversion Agreement among the Company, the Founders, Advanta Partners and Glengar dated as of July 2, 1996 (incorporated by reference to the Company's Registration
                 Statement on Form S-1, File No. 333-07501).

 *10.13  -       Consulting Agreement between the Company and Advanta Partners dated August 20, 1996.

  10.14  -       Letter Agreement between the Company and Chemical Bank, dated as of June 28, 1996
                 (incorporated by reference to the Company's Registration Statement on Form S-1, File No.
                 333-07501).

 *10.15  -       Agreement on Post-Closing Adjustments, among the Company, Advanta Partners, the Founders and Glengar dated August 20, 1996.

  11     -       Statement re Computation of Per Share Earnings.

  16     -       Letter Regarding Change in certifying accountant, dated July 2, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-07501).

 *21     -       Subsidiaries of the Registrant.

 *27.1   -       Financial Data Schedule for year ended September 30, 1996.


-----------------

* Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RMH TELESERVICES, INC.



Dated:  December 12, 1996           By:  /s/ Raymond J. Hansell
                                       -----------------------------------------
                                       Raymond J. Hansell
                                       Vice-Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


   SIGNATURES                   TITLE                              DATE
   ----------                   -----                              ----

/s/  MarySue Lucci              President                   December 12, 1996
--------------------------
   MarySue Lucci

/s/  Richard C. Altus           Chief Financial Officer     December 12, 1996
--------------------------      (principal Financial and
   Richard C. Altus             Accounting Officer)


/s/  Anthony P. Brenner         Chairman                    December 12, 1996
--------------------------
   Anthony P. Brenner


/s/  Mitchell L. Hollin         Director                    December 12, 1996
--------------------------
   Mitchell L. Hollin

/s/  Herbert Kurtz              Director                    December 12, 1996
--------------------------
   Herbert Kurtz

/s/  David P. Madigan           Director                    December 12, 1996
--------------------------
   David P. Madigan

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To RMH Teleservices, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of RMH Teleservices, Inc. (a Pennsylvania corporation) and Subsidiaries as of September 30, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RMH Teleservices, Inc. and subsidiaries as of September 30, 1995 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                           ARTHUR ANDERSEN LLP




Philadelphia, Pa.,
   November 6, 1996

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To RMH Teleservices, Inc.:

        We have audited the accompanying balance sheet of RMH Teleservices, Inc. (a Pennsylvania corporation) as of September 30, 1994, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMH Teleservices, Inc. as of September 30, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                         /s/ ASHER & COMPANY, Ltd.
                                         -------------------------
                                             ASHER & COMPANY, Ltd.



Philadelphia, Pennsylvania
June 27, 1996

                     RMH TELESERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                    September 30
                                                         --------------------------------
                         ASSETS                              1995                1996
                         ------                          ------------        ------------
CURRENT ASSETS:
   Cash and cash equivalents                             $    322,024        $ 10,046,647
   Accounts receivable, net of allowance for doubtful
     accounts of $47,000 and $2,500 in 1995 and 1996
                                                            4,449,351           5,549,234
   Prepaid expenses                                           182,518             327,531
   Receivables from Founders                                   34,500                  --
   Deferred income taxes                                           --           1,111,840
                                                         ------------        ------------
         Total current assets                               4,988,393          17,035,252
                                                         ------------        ------------

PROPERTY AND EQUIPMENT:
   Communications and computer equipment                    4,959,500           7,272,564
   Furniture and fixtures                                     732,135           1,112,208
   Leasehold improvements                                     322,106             509,269
                                                         ------------        ------------
                                                            6,013,741           8,894,041
   Less-  Accumulated depreciation and amortization
                                                           (2,349,792)         (3,438,700)
                                                         ------------        ------------
         Net property and equipment                         3,663,949           5,455,341
                                                         ------------        ------------


    OTHER ASSETS                                              104,841              64,168
                                                         ------------        ------------


                                                         $  8,757,183        $ 22,554,761
                                                         ============        ============


                                                                       September 30
             LIABILITIES AND SHAREHOLDERS'                -------------------------------
             -----------------------------
                         EQUITY                               1995               1996
                         ------                           ------------       ------------
CURRENT LIABILITIES:
   Borrowings on lines of credit                          $    975,000       $         --
   Current portion of long-term debt                           205,006                 --
   Current portion of capitalized lease obligations
                                                               353,716             45,632
   Accounts payable                                          1,126,768          1,682,249
   Accrued expenses                                          1,206,226          2,409,257
   Deferred income taxes                                        61,000                 --
                                                          ------------       ------------
         Total current liabilities                           3,927,716          4,137,138
                                                          ------------       ------------

  LONG-TERM DEBT                                               592,105                 --
                                                          ------------       ------------
CAPITALIZED LEASE OBLIGATIONS                                  436,338              2,118
                                                          ------------       ------------
LOANS PAYABLE TO FOUNDERS                                      132,975                 --
                                                          ------------       ------------
DEFERRED INCOME TAXES                                               --            100,085
                                                          ------------       ------------
COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
   Common Stock                                                 80,200         48,637,756
   Common Stock warrant outstanding                                 --            450,000
   Retained earnings (deficit)                               3,587,849        (30,772,336)
                                                          ------------       ------------
         Total shareholders' equity                          3,668,049         18,315,420
                                                          ------------       ------------
                                                          $  8,757,183       $ 22,554,761
                                                          ============       ============


        The accompanying notes are an integral part of these statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    For the Year Ended
                                                                                       September 30
                                                                   ---------------------------------------------------
                                                                       1994               1995                1996
                                                                   ------------       ------------        ------------
REVENUES                                                           $ 17,105,333       $ 25,544,790        $ 32,316,039
                                                                   ------------       ------------        ------------
OPERATING EXPENSES:
   Cost of services                                                  13,285,998         18,209,525          22,212,117
   Selling, general and administrative                                3,007,363          5,311,905           6,669,016
   Special bonuses                                                           --                 --           6,087,000
                                                                   ------------       ------------        ------------
         Total operating expenses                                    16,293,361         23,521,430          34,968,133
                                                                   ------------       ------------        ------------
         Operating income (loss)                                        811,972          2,023,360          (2,652,094)
INTEREST EXPENSE                                                        169,641            261,546           1,892,996
                                                                   ------------       ------------        ------------
         Income (loss) before income taxes and extraordinary
            item                                                        642,331          1,761,814          (4,545,090)
INCOME TAXES (BENEFIT)                                                   40,000             21,000          (1,222,163)
                                                                   ------------       ------------        ------------
         Income (loss) before extraordinary item                        602,331          1,740,814          (3,322,927)
EXTRAORDINARY LOSS ON EARLY
 EXTINGUISHMENT OF DEBT, net of $327,423
 tax benefit
                                                                             --                 --             582,084
                                                                   ------------       ------------        ------------
NET INCOME (LOSS)                                                       602,331          1,740,814          (3,905,011)
PREFERRED STOCK DIVIDENDS                                                    --                 --             308,361
                                                                   ------------       ------------        ------------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS
                                                                   $    602,331       $  1,740,814        $ (4,213,372)
                                                                   ============       ============        ============
PRO FORMA DATA (UNAUDITED) (Note 2):
   Historical loss before income taxes and extraordinary item
                                                                                                          $ (4,545,090)
   Pro forma income tax benefit                                                                             (1,636,232)
   Extraordinary item, net of tax                                                                              582,084
   Preferred Stock dividends                                                                                   308,361
                                                                                                          -------------
   Pro forma net loss available to Common shareholders
                                                                                                          $ (3,799,303)
                                                                                                          ------------
   Pro forma loss per Common share-
     Pro forma loss before extraordinary item                                                             $       (.68)
     Extraordinary item                                                                                           (.12)
                                                                                                          ------------
     Pro forma net loss                                                                                   $       (.80)
                                                                                                          ============
   Shares used in computing pro forma net loss per Common
     share                                                                                                   4,749,247
                                                                                                          ------------

   The accompanying notes are an integral part of these financial statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                         Class A Voting                  Class B Non-Voting
                                                                          Common Stock                      Common Stock
                                                                ----------------------------    ------------------------------
                                                                    Shares         Amount        Shares           Amount
                                                                -------------  -------------    ------------     -------------
                                                                                                <C)
BALANCE, SEPTEMBER 30, 1993                                     10,000,000      $     80,200              --     $         --
   Net income                                                           --                --              --               --
                                                                ----------      ------------    ------------     ------------

BALANCE, SEPTEMBER 30, 1994                                     10,000,000            80,200              --               --
   Net income                                                           --                --              --               --
                                                                ----------      ------------    ------------     ------------

BALANCE, SEPTEMBER 30, 1995                                     10,000,000            80,200              --               --
   Distribution of accounts receivable                                  --                --              --               --
   Sale of Class A and Class B Common Stock                      1,720,427         3,278,666       1,279,573        2,438,275
   Redemption of Class A Common Stock                           (8,500,000)          (68,170)             --               --
   Reclassification of Redeemable Class A
     Common Stock outside of shareholders'
       equity                                                   (1,500,000)          (12,030)             --               --
   Cancellation of redemption features of
       warrant                                                          --                --              --               --
   Conversion of Redeemable Class A Common
       Stock to Class A Common Stock                             1,500,000         2,865,000              --               --
   Conversion of Class B to Class A Common Stock                 1,279,573         2,438,275      (1,279,573)      (2,438,275)
   Conversion of Series A Preferred Stock to Common Stock
                                                                    80,000           539,082              --               --
   Conversion of Founders' Note to Common Stock                    320,000         3,200,000              --               --
   Initial public offering of Common Stock,
     net of expenses                                             3,220,000        36,316,733              --               --
   Redemption of Series B Preferred Stock                               --                --              --               --

   Net loss                                                             --                --              --               --

   Dividends on Series A and Series B Preferred Stock                   --                --              --               --
                                                                ----------      ------------    ------------     ------------
BALANCE, SEPTEMBER 30, 1996                                      8,120,000      $ 48,637,756              --     $         --
                                                                ==========      ============    ============     ============



                                                                         Common              Retained              Total
                                                                          Stock              Earnings          Shareholders'
                                                                        Warrants            (Deficit)            Equity
                                                                    ---------------       ----------------    -----------
BALANCE, SEPTEMBER 30, 1993                                         $            --       $  1,244,704        $  1,324,904
   Net income                                                                    --            602,331             602,331
                                                                       ------------       ------------        ------------

BALANCE, SEPTEMBER 30, 1994                                                      --          1,847,035           1,927,235
   Net income                                                                    --          1,740,814           1,740,814
                                                                       ------------       ------------        ------------

BALANCE, SEPTEMBER 30, 1995                                                      --          3,587,849           3,668,049
   Distribution of accounts receivable                                           --         (4,600,000)         (4,600,000)
   Sale of Class A and Class B Common Stock                                      --                 --           5,716,941
   Redemption of Class A Common Stock                                            --        (20,068,351)        (20,136,521)
   Reclassification of Redeemable Class A
     Common Stock outside of shareholders'
       equity                                                                    --         (2,852,970)         (2,865,000)
   Cancellation of redemption features of
       warrant                                                              450,000                 --             450,000
   Conversion of Redeemable Class A Common
       Stock to Class A Common Stock                                             --                 --           2,865,000
   Conversion of Class B to Class A Common Stock                                 --                 --                  --
   Conversion of Series A Preferred Stock to Common Stock
                                                                                 --                 --             539,082
   Conversion of Founders' Note to Common Stock                                  --                 --           3,200,000
   Initial public offering of Common Stock,
     net of expenses                                                             --                 --          36,316,733
   Redemption of Series B Preferred Stock                                        --         (2,625,492)
                                                                                                                (2,625,492)
   Net loss                                                                      --         (3,905,011)
                                                                                                                (3,905,011)
   Dividends on Series A and Series B Preferred Stock                            --           (308,361)           (308,361)
                                                                       ------------       ------------        ------------
BALANCE, SEPTEMBER 30, 1996                                            $    450,000       $(30,772,336)       $ 18,315,420
                                                                       ============       ============        ============

   The accompanying notes are an integral part of these financial statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the Year Ended
                                                                                          September 30
                                                                        ----------------------------------------------
                                                                             1994            1995             1996
                                                                        -------------   -------------    -------------

OPERATING ACTIVITIES
   Net income (loss)                                                    $     602,331   $   1,740,814    $  (4,213,372)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
     Extraordinary loss on early extinguishment of debt, net                   --              --              582,084
     Depreciation and amortization                                            638,734         786,065        1,088,908
     Loss on disposal of equipment                                             --              73,230           --
     Deferred income taxes                                                     40,000          21,000       (1,020,993)
     Imputed interest and dividends                                            --              --              185,919
     Amortization of deferred financing costs                                  --              --               10,522
     Imputed interest on Founders' Note                                        --              --            1,135,634
     Changes in operating assets and liabilities-
       Accounts receivable                                                   (965,764)     (1,783,749)      (1,099,883)
       Prepaid expenses                                                       (69,726)        (18,056)        (145,013)
       Other assets                                                           (23,549)        (21,601)          40,673
       Accounts payable                                                       486,062         332,355          555,481
       Accrued expenses                                                       (48,699)        592,423        1,203,031
                                                                        -------------   -------------    -------------
         Net cash provided by (used in) operating activities                  659,389       1,722,481       (1,677,009)
                                                                        -------------   -------------    -------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                       (338,564)     (2,197,482)      (2,774,865)
                                                                        -------------   -------------    -------------

FINANCING ACTIVITIES:
   Net borrowings (repayments) on lines of credit                             300,000         275,000         (975,000)
   Proceeds from long-term debt                                               513,847         500,000       15,100,000
   Repayments on long-term debt                                               (85,322)       (182,901)     (15,897,111)
   Repayments on capitalized lease obligations                               (740,700)       (311,766)        (847,739)
   Deferred financing costs                                                    --              --             (505,630)
   Borrowings from Founders                                                    --              --            1,006,251
   Repayments to Founders                                                     (32,000)          5,027       (1,104,726)
   Proceeds from sale of Preferred and Common Stock                            --              --            9,500,000
   Redemption of Common Stock                                                  --              --          (17,112,601)
   Distribution to Founders                                                    --              --           (4,600,000)
   Redemption of Preferred Stock                                               --              --           (6,500,000)
   Net proceeds from initial public offering                                   --              --           36,316,733
   Dividends paid                                                              --              --             (203,680)
                                                                        -------------   -------------    -------------
         Net cash provided by (used in) financing activities                  (44,175)        285,360       14,176,497
                                                                        -------------   -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                              276,650        (189,641)       9,724,623
CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR                                                        235,015         511,665          322,024
                                                                        -------------   -------------    -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                  $     511,665   $     322,024    $  10,046,647
                                                                        =============   =============    =============

   The accompanying notes are an integral part of these financial statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996



1.   BACKGROUND:

RMH Teleservices, Inc. (the Company) provides outbound teleservices to major corporations in the insurance and financial services industries. The Company was founded in 1983 by two individuals (the Founders). On May 24, 1996, the Company completed a leveraged recapitalization (the Recapitalization) pursuant to which a portion of the Common Stock owned by the Founders was redeemed and two investors (the Investors) purchased Preferred and Common Stock (see Note 3). These transactions were accounted for as a sale of newly issued stock by the Company and a redemption of previously outstanding shares. Accordingly, the historical bases of the Company's assets and liabilities have been retained.

On September 18, 1996, the Company completed an initial public offering of 3.22 million shares of Common Stock, raising net proceeds of approximately $36.3 million.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Teleservices Management Company and Teleservices Technology Company. All intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenues on programs as services are performed, generally based on hours incurred.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are provided over the estimated useful lives of the applicable assets using the straight-line method. The lives used are as follows:

        Computer equipment                          5 years
        Communications equipment                    5-7 years
        Furniture and fixtures                      7 years
        Leasehold improvements                      Lesser of lease term or useful
                                                    life

Repairs and maintenance are charged to expense as incurred, while additions and betterments are capitalized. Gains or losses on the disposition of property and equipment are charged to operations.

Equipment under capital leases included in property and equipment is $2,425,250 and $2,530,685, with accumulated depreciation of $1,265,307 and $1,653,539 as of September 30, 1995 and 1996, respectively.

Income Taxes

Prior to May 24, 1996, the Company was an S Corporation for federal and Pennsylvania income tax purposes and, accordingly, income was passed through to the shareholders and taxed at the individual level. The Company was not an S Corporation in New Jersey and, therefore, the Company paid income taxes on its taxable income in that state. The S Corporation status was terminated on May 24, 1996 (see Note 8).

On October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." SFAS No. 109 requires a change from the deferred method of accounting for income taxes to the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences, measured by enacted tax rates, attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards, for years which taxes are expected to be paid or recovered. The impact of adopting SFAS No. 109 was not material to the statement of operations for the year ended September 30, 1994.

Supplemental Cash Flow Information

For the years ended September 30, 1994, 1995 and 1996, the Company paid interest of $165,207, $252,828 and $1,992,512, respectively. Capitalized lease obligations of $765,689, $220,782 and $105,435 were incurred on equipment leases entered into in fiscal 1994, 1995 and 1996, respectively.

Major Customers and Concentration of Credit Risk

The Company is dependent on several large customers for a significant portion of its revenues. Four customers accounted for 23.7%, 19.2%, 18.8% and 16.2% of revenues for the year ended September 30, 1994, and four customers accounted for 29.2%, 18.8%, 14.6% and 12.7% of revenues for the year ended September 30, 1995. Three customers accounted for 45.0%, 17.6% and 12.2% of revenues for the year ended September 30, 1996. The loss of one or more of these customers could have a materially adverse effect on the Company's business.

As a result of the issuance of the Preferred and Common Stock to one of the Investors (see Note 3), the Company is now affiliated with one of its customers. This customer represented 3.6%, 8.3% and 11.2% of revenues for the year ended September 30, 1994, 1995 and 1996, respectively.

In fiscal 1994, 1995 and 1996, revenues from customers within the insurance industry accounted for 63.3%, 59.3% and 74.8% of revenues, respectively, and customers within the financial services industry accounted for 36.4%, 39.7% and 19.7% of revenues, respectively.

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of the Company's customers. Three of the Company's largest customers are engaged in transactions with each other and represent a single credit risk to the Company. The Company does not require collateral or other securities to support customer receivables. At September 30, 1996, the accounts receivable from the customers that represent a single credit risk were $4,675,031 and the accounts receivable from the customer affiliated with one of the Investors were $690,280.

Cash and Cash Equivalents

The Company maintains cash accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits. Management believes that it is not exposed to any significant credit risks on its cash accounts.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at September 30, 1996 consist of $9,452,897 invested in domestic money market accounts.

Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at fair value due to the short-term nature of those instruments. The carrying amount of the long-term debt and capitalized lease obligations approximates fair value at September 30, 1995 and 1996, respectively.

New Accounting Pronouncements

The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company is required to adopt this standard for the year ending September 30, 1997. The Company has elected to adopt the disclosure requirement of this pronouncement. Accordingly, this pronouncement will have no impact on the Company's reported financial position or results of operations.

The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company is required to adopt this standard at the beginning of the fiscal year ending September 30, 1997. Management believes that the adoption of this standard will have no impact on the Company's reported financial position or results of operations.

Pro Forma Net Loss Per Share

Prior to May 24, 1996, the Company was an S Corporation for federal and Pennsylvania income tax purposes. The pro forma income tax benefit for fiscal 1996 reflects taxes which would have been recorded on the historical loss before income taxes if the Company had not been an S Corporation during such period at an effective rate of 36%. The pro forma net loss per share is computed by dividing the pro forma loss by the weighted average number of shares outstanding during the period.

3.   RECAPITALIZATION:

On May 24, 1996, the Company authorized (i) 20,000,000 shares of Common Stock, no par value, consisting of 10,000,000 shares of Class A Voting Common Stock (the Class A Common) and 10,000,000 shares of Class B Non-Voting Common Stock (the Class B Common), and (ii) 10,000,000 shares of Preferred Stock, of which 1,000,000 shares were designated as Series A Preferred Stock (the Series A Preferred) and 6,500,000 shares were designated as Series B Preferred Stock (the Series B Preferred). The previously outstanding Common Stock was converted into 10,000,000 shares of Class A Common. All references in the accompanying financial statements to the number of Common shares have been retroactively restated to reflect the recapitalization.

Common Stock Redemption

On May 24, 1996, the Company redeemed 8,500,000 shares of Class A Common for $20,136,521, as follows:

          Cash payment                                                    $16,001,646
          Final redemption price adjustment
            (paid in August 1996)                                             436,980
          Issuance of 6%, $3,000,000 subordinated note payable to
            Founders (the "Founders' Note")                                 2,022,639
          Issuance of 1,000,000 shares of 6%, Series A
            Preferred                                                         524,450
          Deferred tax liability for difference in basis of
            Founders' Note                                                    476,831
          Transaction costs                                                   673,975
                                                                          -----------
                                                                          $20,136,521
                                                                          ===========

The face amounts of the Founders' Note and Series A Preferred have been discounted at estimated market rates of 14% and 15% for interest and dividends, respectively, on similar-type instruments. The original issue discounts are being amortized over the terms of the Founders' Note and the Series A Preferred.

On May 23, 1996, the Company distributed $4,600,000 of accounts receivable to the Founders as a Subchapter S distribution of previously taxed income. The Company is collecting these receivables on behalf of the Founders.

The Founders' Note initially had a face amount of $3,000,000 and was subordinated to all other liabilities. The face amount of the Founders' Note was increased to $4,000,000 due to the achievement of certain financial goals as defined in the note, with the $1,135,634 difference in the estimated fair market value of the new note versus the carrying value of the original note being charged to interest expense. The Founders' Note bore interest at an annual rate of 6%, payable quarterly, and was due in two equal installments on May 24, 2003 and 2004, subject to acceleration upon the occurrence of certain defined events. Upon the completion of the initial public offering, the Founders' Note was satisfied through the issuance of 320,000 shares of Common Stock at the offering price.

The Series A Preferred had 1,000,000 shares outstanding, a face amount of $1,000,000 and required a dividend of 6% per year, payable quarterly. The Series A Preferred had no voting rights, was senior to the Series B Preferred upon liquidation and contained certain put features. Upon completion of the initial public offering, the Series A Preferred was converted into 80,000 shares of Common Stock at the offering price and accrued dividends of $21,324 were paid.

Sale of Preferred and Common Stock

On May 24, 1996, the Company issued Preferred and Common Stock for $9,500,000 to the Investors, as follows:

          Series B Preferred Stock               $3,783,059
          Class A Voting Common Stock             3,278,666
          Class B Non-Voting Common Stock         2,438,275
                                                 ----------
                                                 $9,500,000
                                                 ==========

The Company issued 6,500,000 shares of Series B Preferred for an aggregate of $6,500,000 or $1.00 per share. The Series B Preferred required a dividend of 8% per year, payable quarterly. The face amount of the Series B Preferred was discounted at the estimated market dividend rate of 15% and the discount of $2,716,941 was amortized over the expected term. Due to the discount applied to the face amount of the Series B Preferred, its value for accounting purposes was $.58 per share. The Series B Preferred had no voting rights, was senior to the Common Stock upon liquidation and had a liquidation value of $6,500,000 plus unpaid dividends. The holders of the Series B Preferred could have required the Company to redeem their shares on May 24, 2004, subject to acceleration upon the occurrence of certain defined events, including an initial public offering. Upon completion of the initial public offering, the Series B Preferred was redeemed for $6,500,000 plus accrued dividends of $182,356.

The Company issued 1,720,427 shares of Class A Common and 1,279,573 shares of Class B Common for an aggregate of $3,000,000 or $1.00 per share. The Common Stock was valued at $1.91 per share based on the relative estimated fair values of the Series B Preferred and Class A and B Common Stock issued to the Investors. The Class B Common shares were converted into an equal number of Class A Common shares upon the completion of the initial public offering and the division of Common Stock between two classes was eliminated.

4.   BANK DEBT:

The Company had available lines of credit with a bank of $2,600,000 as of September 30, 1995, with interest ranging from the prime rate plus 1/2% to 1%. The average interest rate on outstanding borrowings was 8.17% and 9.60% for the years ended September 30, 1994 and 1995, respectively, and was 9.08% through May 24, 1996. The highest outstanding borrowings during fiscal 1995 were $1,575,000 and through May 24, 1996 were $1,475,000. All amounts outstanding under the lines of credit were repaid on May 24, 1996, with the proceeds from a credit facility with a new bank.

On May 24, 1996, the Company and its shareholders entered into an agreement with a bank (the Credit Agreement), which provides the Company with a $14,000,000 term loan (the Term Loan) and $6,000,000 in revolving credit loans (the Revolver). On May 24, 1996, the Company borrowed $11,200,000 on the Term Loan and incurred $505,630 in financing costs, which were deferred and to be amortized over the term of the Credit Agreement. In June 1996, the Company borrowed the final $2,800,000 on the Term Loan. The borrowings on the Term Loan were used to fund a portion of the Common Stock redemption, to repay a bank line of credit and to buy out certain leases. The Credit Agreement required an annual administrative fee of $15,000 and an annual commitment fee of one-half of 1% on the average unused portion of the Revolver.

All borrowings under the Credit Agreement are collateralized by the assets of the Company and the pledge by the shareholders of their Preferred and Common Stock in the Company. The interest rate varies based on whether the borrowing is designated as a Eurodollar loan, the level of market interest rates such as the prime or LIBO rates, and the ratio of the Company's debt to earnings, as defined.

Borrowings on the Revolver are limited to the lesser of $6,000,000 or 85% of eligible accounts receivable, as defined, less outstanding letters of credit which cannot exceed $1,000,000. In certain circumstances, amounts outstanding under the Revolver can be converted to term loans. The Revolver expires on May 24, 2001.

The Company is subject to certain covenants described in the Credit Agreement. Such covenants, among other things, restrict the Company's ability to incur debt, pay dividends, or make capital expenditures and acquisitions. The Company is also subject to a number of restrictive financial covenants, which include ratios related to debt service, total debt to earnings and interest coverage, as defined.

In connection with the Credit Agreement, the bank received a warrant to purchase 236,842 shares of Class B Common for $.01 per share. The warrant expires on May 31, 2006, and is exercisable upon the earlier of an initial public offering or a change in control of the Company, as defined. The number of shares which can be purchased upon exercise of the warrant is 142,105. For financial reporting purposes, the warrant has been valued at $450,000 based on the estimated fair value of the Class B Common, and was recorded as original issue discount on the Term Loan.

Upon completion of the Company's initial public offering, a portion of the net proceeds were used to repay the outstanding Term Loan. In connection with this repayment, the Company recorded an extraordinary loss, net of income tax benefit, in the statement of operations. The extraordinary loss consists of the write-off of the unamortized deferred financing costs and the unamortized discount on the Term Loan.

The Company's long-term debt is comprised of the following:

                                                                                September 30
                                                                      --------------------------
                                                                           1995          1996
                                                                      -------------    ---------
         Note payable to a bank, interest at 7.5%,
           collateralized by the assets of the
           Company and the personal guarantees of
           the Founders (repaid on May 24, 1996)                      $     350,000    $      --

         Note payable to a bank, interest at 9.5%,
           collateralized by all assets of the Company
           (repaid on May 24, 1996)                                         441,667           --

         Other                                                                5,444           --
                                                                      -------------    ---------

                                                                            797,111           --
         Less-  Current portion                                            (205,006)          --
                                                                      -------------    ---------

                                                                      $     592,105    $      --
                                                                      =============    =========

5.   ACCRUED EXPENSES:

                                                                                September 30
                                                                      ------------------------------
                                                                           1995             1996
                                                                      -------------    -------------
         Payroll and related benefits                                 $     751,315    $     663,555
         Telecommunications expense                                         393,480          435,300
         Other                                                               61,431        1,310,402
                                                                      -------------    -------------

                                                                      $   1,206,226    $   2,409,257
                                                                      =============    =============

6. CAPITALIZED LEASE OBLIGATIONS:

The Company has various capitalized lease obligations payable to several finance companies. The obligations mature between 1997 and 1998, and are collateralized by computer and other equipment with an aggregate cost of $186,121 as of September 30, 1996.

Minimum future lease payments and imputed interest on the obligations under the capital leases, together with the present value of the net minimum lease payments as of September 30, 1996, are as follows:

          Years Ending September 30,
            1997                                             $ 48,045
            1998                                                1,808
                                                             --------
          Total minimum lease payments                         49,853
          Less-  Imputed interest                              (2,103)
                                                             --------
          Present value of net minimum lease payments          47,750
          Less-  Current portion                              (45,632)
                                                             --------
                                                             $  2,118
                                                             ========

7.   LOANS PAYABLE TO FOUNDERS:

The Founders made long-term unsecured loans to the Company. There were no repayment terms established on these loans, which were subordinated to bank debt and bore interest at a variable rate. These loans were repaid in connection with the payment of the final redemption price adjustment in August 1996 (see Note
3).

8.   INCOME TAXES:

As a result of the sale of Preferred and Common Stock, the Company's S Corporation status was terminated on May 24, 1996, and a net deferred income tax liability of $241,500 was recorded as additional income tax expense on that date. The net income tax benefit for the year ended September 30, 1996, consists of a deferred federal benefit of $1,262,376 and deferred state benefit of $287,210. The income tax benefit reflects a deferred tax asset recorded based upon the realizability of the net operating loss carryforward. The deferred tax asset takes into account the Company's ability to generate taxable income sufficient to realize the net operating loss before its expiration. For state income tax purposes, the loss carryforward is limited to three years and $1,000,000 per year.

The net deferred income tax assets represent the tax effect of the cumulative differences between the financial reporting and income tax bases of certain assets and liabilities, as follows:

                                                                              September 30
                                                                      ------------------------------
                                                                            1995            1996
                                                                      -------------    -------------
         Current deferred income tax asset (liability):
              Other nondeductible expenses                            $      --        $      23,027
              Net operating loss carryforward                                --            1,059,403
              Cash basis of accounting                                      (61,000)          29,410
                                                                      -------------    -------------
                                                                            (61,000)       1,111,840
                                                                      -------------    -------------

         Noncurrent deferred income tax asset (liability):
              Cash basis of accounting                                       --               58,820
              Depreciation of property and equipment                         --             (284,082)
              Other nondeductible expenses                                                   (54,823)
              Net operating loss                                             --              180,000
                                                                      -------------    -------------

                                                                             --             (100,085)
                                                                      -------------    -------------
         Net deferred income tax asset (liability)                    $     (61,000)   $   1,011,755
                                                                      =============    =============

9.   COMMITMENTS AND CONTINGENCIES:

The Company leases its offices and communications and computer equipment under noncancellable operating leases which expire through 2001. The rental payments for fiscal 1994, 1995 and 1996 were approximately $753,000, $911,000 and $808,000, respectively.

Aggregate minimum rental payments under the noncancellable operating leases at September 30, 1996, are as follows:

                    1997                  $1,113,321
                    1998                     765,431
                    1999                     406,394
                    2000                     245,714
                    2001                     194,714
                                          ----------
                                          $2,725,574
                                          ==========

The Company entered into agreements with its telephone long distance carriers which currently range from one to three years, which provide for, among other things, annual minimum purchases and termination penalties. The annual minimum purchases under such agreements total approximately $1,377,000.

The Founders have entered into employment contracts which expire on May 31, 1999. The contracts require an annual base compensation of $200,000 per employee subject to an annual inflation adjustment, plus a discretionary annual bonus not expected to exceed 20% of base compensation. In addition, in 1996 the Founders each received a one-time $3,000,000 bonus based upon the successful completion of the Company's initial public offering. Payroll taxes of approximately $87,000 were recorded in connection with the bonus payments.

The Company entered into an agreement with one of the Investors which required the payment of an annual management fee of $100,000, payable quarterly. The management agreement was terminated upon completion of the initial public offering. Beginning at that time, the Investors will provide consulting services to the Company pursuant to a consulting agreement and will receive annual fees of $50,000. The consulting agreement expires on May 24, 2001.

From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management's opinion, the outcome of such actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

10.  PROFIT SHARING PLAN:

In fiscal 1995, the Company adopted a defined contribution savings plan available to substantially all employees under Section 401(k) of the Internal Revenue Code. Employee contributions are generally limited to 15% of compensation. On an annual basis, the Company may match a portion of the participating employee's contribution. The Company's contributions in 1995 and 1996 were $8,317 and $32,852, respectively. Employees are fully vested in their contributions, while vesting for the Company's contributions occurs ratably over seven years beginning in year three.

11.  STOCK OPTION PLAN:

In 1996 the Company established the 1996 Stock Incentive Plan (the "Plan"), which reserves 950,000 shares of Common Stock for issuance in connection with a variety of awards including stock options, stock appreciation rights and restricted and unrestricted stock grants. The Plan is administered by a committee, which is comprised of two or more non-employee directors as designated by the Board of Directors. The committee will determine the price and other terms upon which awards shall be made. The exercise price of incentive stock options may not be less than the fair market value of Common Stock on the date of grant. In September 1996, options to purchase 278,200 shares of Common Stock were granted under the Plan to employees and directors at an exercise price of $12.50 per share. No options were exercisable at September 30, 1996.