Form 10-Q
period 1996-12-31
RMH TELESERVICES INC
filed 1997-02-06
CIK 1017958

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                        DECEMBER 31, 1996

                         Commission File Number 0-21333

                             RMH TELESERVICES, INC.
             (Exact name of registrant as specified in its charter)

      PENNSYLVANIA                                      23-2250564
      (State or other jurisdiction                      (IRS Employer
      of incorporation or organization)                 Identification No.)

                      40 MORRIS AVENUE, BRYN MAWR, PA 19010
                    (Address of principal executive offices)

                                 (610) 520-5300
              (Registrant's telephone number, including area code)

Indicate by check whether the registrant (1) has filed all report(s) required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X         No
                    ---------      ---------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,120,000 shares of Common Stock outstanding at February 6, 1997.

                               INDEX TO FORM 10-Q

                     RMH Teleservices, Inc. and Subsidiaries


                                                                  Page
                                                                 Number
                                                                 ------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets,
         December 31, 1996 (unaudited) and
         September 30, 1996 ...................................    1

         Consolidated Statements of Operations for the
         three months ended December 31, 1996 (unaudited)
         and 1995 (unaudited) .................................    2

         Consolidated Statements of Cash Flows for the
         three months ended December 31, 1996 (unaudited)
         and 1995 (unaudited) .................................    3

         Notes to Consolidated Financial Statements (unaudited)    4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ........    8


PART II. OTHER INFORMATION ....................................   12

                     RMH TELESERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                           December 31,  September 30,
                 ASSETS                        1996           1996
                 ------                        ----           ----
                                           (unaudited)


CURRENT ASSETS:
   Cash and cash equivalents                  $9,025,000    $10,047,000
   Accounts receivable, net of allowance
     for doubtful accounts of $17,500 at
     December 31, 1996 and $10,000 at
     September 30, 1996                        5,801,000      5,549,000
   Prepaid expenses                              293,000        327,000
   Deferred income taxes                       1,112,000      1,112,000
                                              ----------     ----------
          Total current assets                16,231,000     17,035,000
                                              ----------     ----------

PROPERTY AND EQUIPMENT                         8,627,000      8,894,000
   Less - accumulated depreciation and
   amortization                              (3,761,000)    (3,438,000)
                                             -----------    -----------
          Net property and equipment           4,866,000      5,456,000
                                             -----------    -----------

OTHER ASSETS                                      63,000         64,000
                                             -----------    -----------

                                             $21,160,000    $22,555,000
                                             ===========    ===========


        LIABILITIES AND                   December 31,    September 30,
     SHAREHOLDERS' EQUITY                     1996            1996
     --------------------                     ----            ----
                                           (unaudited)

CURRENT LIABILITIES:
Current portion of capitalized lease
  obligations                              $    30,000     $    46,000
Accounts payable                               401,000       1,682,000
Accrued expenses                             1,542,000       2,409,000
                                             ---------       ---------
        Total current liabilities            1,973,000       4,137,000
                                             ---------       ---------


CAPITALIZED LEASE OBLIGATIONS                      ---           2,000
                                             ---------       ---------
DEFERRED INCOME TAXES                          100,000         100,000
                                             ---------       ---------

SHAREHOLDERS' EQUITY:
  Common Stock                              48,638,000      48,638,000
  Common Stock warrant outstanding             450,000         450,000
  Accumulated deficit                     (30,001,000)    (30,772,000)
                                          ------------    ------------
       Total shareholders' equity           19,087,000      18,316,000
                                          ------------    ------------

                                           $21,160,000     $22,555,000
                                           ===========     ===========


The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these consolidated financial statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)




                                                           For the Three Months Ended
                                                      December 31,             December 31,
                                                         1996                     1995
                                                         ----                     ----

REVENUES                                                $9,749,000             $7,278,000
                                                        ----------             ----------
OPERATING EXPENSES:
   Cost of services                                      6,623,000              5,127,000
   Selling, general and administrative                   2,032,000              1,575,000
                                                         ---------              ---------
       Total operating expenses                          8,655,000              6,702,000
                                                         ---------              ---------
               Operating income                          1,094,000                576,000
INTEREST INCOME (EXPENSE)                                  111,000               (75,000)
                                                         ---------              ---------
               Income before income taxes                1,205,000                501,000

INCOME TAXES                                               434,000                    ---
                                                         ---------              ---------

NET INCOME                                               $ 771,000              $ 501,000
                                                         =========              =========

NET INCOME PER SHARE                                     $     .09
                                                         =========

WEIGHTED AVERAGE SHARES OUTSTANDING                      8,262,000
(NOTE 4)                                                 =========

PRO FORMA DATA:

INCOME BEFORE INCOME TAXES AS REPORTED                                          $ 501,000

PRO FORMA INCOME TAXES (NOTE 3)                                                   200,000
                                                                                =========


PRO FORMA NET INCOME                                                            $ 301,000
                                                                                =========

PRO FORMA NET INCOME PER SHARE (NOTE 4)                                         $     .06
                                                                                =========

WEIGHTED AVERAGE SHARES OUTSTANDING                                             4,642,000
(NOTE 4)                                                                        =========


The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these consolidated financial statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               For The Three Months Ended
                                                             December 31,          December 31,
                                                                 1996                  1995
                                                                 ----                  ----

OPERATING ACTIVITIES:
  Net income                                                   $771,000               $501,000
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities
    Depreciation and amortization                               323,000                245,000
    Changes in operating assets and liabilities -
      Accounts receivable                                     (252,000)                555,000
      Prepaid expenses                                           34,000               (28,000)
      Other assets                                                1,000                 40,000
      Accounts payable and accrued expenses                 (2,148,000)            (1,298,000)
                                                            -----------            -----------
        Net cash provided by (used in)
        operating activities                                (1,271,000)                 15,000
                                                            -----------             ----------
INVESTING ACTIVITIES:
  Purchases of property and equipment                         (226,000)              (620,000)
                                                            -----------             ----------
FINANCING ACTIVITIES:
  Proceeds of assets refinanced                                 493,000                    ---
  Net repayments on lines of credit                                 ---              (225,000)
  Repayments on capitalized lease obligations                  (18,000)               (89,000)
  Proceeds from long term borrowings                                ---              1,205,000
  Repayment of long term borrowings                                 ---               (96,000)
                                                              ---------              ---------
        Net cash provided by financing activities               475,000                795,000
                                                              ---------              ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                          (1,022,000)                190,000
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                        10,047,000                322,000
                                                             ----------              ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                              $9,025,000              $ 512,000
                                                             ==========              =========


The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report Form 10-K are an integral part of these consolidated financial statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The consolidated financial statements have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and results of operations. Operating results for the three-month period ended December 31, 1996 and 1995, are not necessarily indicative of the results that may be expected for the complete fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.

RMH Teleservices, Inc. (the Company) provides outbound and inbound teleservices to major corporations, such as those in the insurance, financial services and telecommunications industries. The Company was founded in 1983 by two individuals (the Founders). On May 24, 1996, the Company completed a leveraged recapitalization (the Recapitalization) pursuant to which a portion of the Common Stock owned by the Founders was redeemed and two investors (the Investors) purchased Preferred and Common Stock (see Note 2). These transactions were accounted for as a sale of newly issued stock by the Company and a redemption of previously outstanding shares. Accordingly, the historical bases of the Company's assets and liabilities have been retained.

NOTE 2 - RECAPITALIZATION & INITIAL PUBLIC OFFERING OF COMMON STOCK:

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

Common Stock Redemption

On May 24, 1996, the Company redeemed 8,500,000 shares of Class A Common for $20,136,521, as follows:

           Cash payment                                                         $16,001,646
           Final redemption price adjustment (paid in August 1996)                  436,980
           Issuance of 6%, $3,000,000 subordinated note
                payable to Founders (the "Founders' Note")                        2,022,639
           Issuance of 1,000,000 shares of 6%, Series A Preferred                   524,450
           Deferred tax liability for difference in basis of
                Founders' Note                                                      476,831
           Transaction costs                                                        673,975
                                                                                 ----------
                                                                                $20,136,521
                                                                                ===========

On May 23, 1996, the Company distributed $4,600,000 of accounts receivable to the Founders as a Subchapter S distribution of previously taxed income. The Company is collecting these receivables on behalf of the Founders.

The Founders' Note initially had a face amount of $3,000,000 and was subordinated to all other liabilities. The face amount of the Founders' Note was increased to $4,000,000 due to the achievement of certain financial goals as defined in the note. The Founders' Note bore interest at an annual rate of 6%, payable quarterly, and was due in two equal installments on May 24, 2003 and 2004. Upon the completion of the Company's initial public offering, the Founders' Note was satisfied through the issuance of 320,000 shares of Common Stock at the offering price.

The Series A Preferred had 1,000,000 shares outstanding, a face amount of $1,000,000 and, upon completion of the Company's initial public offering, the Series A Preferred was converted into 80,000 shares of Common Stock at the offering price.

Sale of Preferred and Common Stock

On May 24, 1996, the Company issued Preferred and Common Stock for $9,500,000 to the Investors, as follows:

           Series B Preferred Stock                   $ 3,783,059
           Class A Voting Common Stock                  3,278,666
           Class B Non-Voting Common Stock              2,438,275
                                                      -----------
                                                      $ 9,500,000
                                                      ===========

The Company issued 6,500,000 shares of Series B Preferred for an aggregate of $6,500,000 or $1.00 per share. Upon completion of the Company's initial public offering, the Series B Preferred was redeemed for $6,500,000 plus accrued dividends of $182,356.

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

Initial Public Offering of Common Stock

On September 18, 1996, the Company completed an initial public offering of 3.22 million shares of Common Stock, raising net proceeds of approximately $36.3 million.

NOTE 3 - INCOME TAXES:

Prior to May 24, 1996, the Company was an S Corporation for Federal and Pennsylvania income tax purposes and, accordingly, income was passed through to the shareholders and taxed at the individual level. The Company was not an S Corporation in New Jersey, and therefore, the Company paid income taxes on its taxable income in that state. The S Corporation status was terminated on May 24, 1996. The pro forma data in the consolidated Statements of Operations provides information as if the Company had been treated as a C Corporation for income tax purposes for the quarter ended December 31, 1995, based on the tax laws in effect during the period presented. For the three months ended December 31, 1996, the Company had been fully subject to federal and state income taxes.

NOTE 4 - EARNINGS PER SHARE:

The earnings per share is based upon the weighted average number of common shares and common share equivalents, if applicable, during each of the periods presented. Pro forma earnings per share for the quarter ended December 31, 1995, assumes the recapitalization and respective number of shares were outstanding throughout the quarter.

NOTE 5 - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

The Company is dependent on several large customers for a significant portion of its revenues. Four customers accounted for 87.9% and 91.0% of revenues for the quarters ended December 31, 1996 and 1995, respectively. The loss of one or more of these customers could have a materially adverse effect on the Company's business. During the quarter ended December 31, 1996 and 1995, revenues from customers within the insurance industry accounted for 81.7% and 67.9% of revenues, respectively.

As a result of the issuance of the Common Stock to one of the Investors (see
Note 2), the Company is now affiliated with one of its customers. This customer represented 6.5% and 23.0% of revenues for the quarters ended December 31, 1996 and 1995, respectively.

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of the Company's customers. Three of the Company's largest customers are engaged in transactions with each other and represent a single credit risk to the Company. The Company does not require collateral or other securities to support customer receivables. At December 31, 1996, the accounts receivable from the customers that represent a single credit risk were $4,676,098.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Safe Harbor for Forward-Looking Statements

From time-to-time, the Company may publish statements which are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provided a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to: (i) reliance on principal client relationships in the insurance and financial services industries; (ii) fluctuations in quarterly results of operations due to the timing of clients' telemarketing campaigns, the timing of opening new call centers and expansion of existing call centers and changes in competitive conditions affecting the telemarketing industry; (iii) difficulties of managing growth profitably; (iv) pressure on gross margins as a result of large volume opportunities that may warrant appropriate pricing discounts (v) dependence on the services of the Company's executive officers and other key operations and technical personnel; (vi) changes in the availability of qualified employees
(vii) performance of automated call-processing systems and other technological factors; (viii) reliance on independent long-distance companies; (ix) changes in government regulations affecting the teleservices and telecommunications industries; (x) competition from other outside providers of teleservices and in-house telemarketing operations of existing and potential clients; and (xi) competition from providers of other marketing formats, such as direct mail and emerging strategies such as interactive shopping and marketing over the Internet.

Overview

The Company is a leading provider of outbound and inbound teleservices to major corporations, such as those in the insurance, financial services and telecommunications industries. Founded in 1983, the Company opened its first call center in 1985 to support the marketing efforts of its consulting customers. At the present time, outbound business-to-consumer teleservices has become the predominant business of the Company.

RMH's results of operations in any single interim period should not be viewed as an indication of future results of operations. The Company may experience quarterly variations in net revenue and operating income as a result of the timing of clients' telemarketing campaigns, the commencement and expiration of contracts, the amount of new business generated by the Company, the timing of additional selling, general and administrative expenses to acquire and support such new business and changes in the Company's revenue mix among its various customers.

Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995

Revenues - Revenues increased to $9,749,000 for the quarter ended December 31, 1996 from $7,278,000 for the quarter ended December 31, 1995, an increase of $2,471,000 or 33.9%. Of such increase in revenues, approximately $2,037,000 was attributable to increased calling volumes from existing clients and $434,000 to new clients. To meet the demands of increased call volumes, the Company added a new 80-workstation call center in Harrisburg, PA during the quarter ended December 31, 1996 and plans on opening an additional three call centers by July 1, 1997.

Cost of Services - Cost of Services increased to $6,623,000 for the quarter ended December 31, 1996 from $5,127,000 for the quarter ended December 31, 1995. As a percentage of revenues, cost of services decreased to 67.9% for the quarter ended December 31, 1996 as compared to 70.4% for the quarter ended December 31, 1995. This decrease was the result of spreading fixed costs over a larger revenue base coupled with greater utilization of the call centers on a quarter to quarter comparative basis. The Company anticipates the cost of services, as a percentage of revenue, may be impacted during the remainder of the year to the degree that large volume opportunities warrant appropriate pricing discounts.

Selling, General and Administrative - Selling, general and administrative expenses increased to $2,032,000 for the quarter ended December 31, 1996 from $1,575,000 for the quarter ended December 31, 1995. As a percentage of revenues, selling, general and administrative expenses decreased to 20.8% for the quarter ended December 31, 1996 from 21.6% for the quarter ended December 31, 1995. The dollar increase was primarily the result of increased staffing and expanding operating costs required to support the growth in the Company's revenues.

Interest Income (Expense) - Interest income for the quarter ended December 31, 1996 amounted to $111,000 and was earned by investing the remaining proceeds of the Company's initial public offering in short term cash equivalents. Interest expense for the quarter ended December 31, 1995 was $75,000 resulting primarily from the interest charged on borrowings incurred to finance both equipment purchases and working capital needs.

Income Tax Expense - Income tax expense for the quarter ended December 31, 1996 was $434,000 and represents income taxes based upon an effective tax rate of 36%. This tax rate is reflective of both the Federal tax rate in effect and those State tax rates in effect where the Company does business coupled with certain tax planning strategies implemented in fiscal 1996. Prior to May 24, 1996, the Company was an S Corporation for Federal and Pennsylvania income tax purposes and, accordingly, income was passed through to the shareholders and taxed at the individual level. The S Corporation status was terminated on May 24, 1996. The pro forma data in the consolidated Statements of Operations provides information as if the Company had been treated as a C Corporation for income tax purposes for the quarter ended December 31, 1995, based on the tax laws in effect during the period presented.

Liquidity and Capital Resources

Historically, the Company's primary sources of liquidity have been cash flow from operations and borrowings under its credit facilities. These funds, combined with borrowings under capitalized lease obligations, have provided the liquidity to finance the growth of the Company.

On May 24, 1996, the Company completed the Recapitalization, which included the purchase of a significant equity interest in the Company by Advanta Partners. See Note 2 to the Registrant's Consolidated Financial Statements for the quarter ended December 31, 1996.

In conjunction with the Recapitalization, the Company distributed to the Founders $4.6 million of accounts receivable. As part of the Recapitalization, the Company also distributed $16.4 million in cash, $1.0 million in Series A Preferred Stock, and a Founders' Note in the initial principal amount of $3.0 million, (which was subsequently increased by $1.0 million) all for the redemption of an aggregate of 8,500,000 shares of Common Stock owned by the Founders. In addition, Advanta Partners and Glengar invested $9.5 million in Series B Preferred Stock and Class A and Class B Common Stock.

On September 24, 1996, the Company completed an initial public offering and raised net proceeds of approximately $36.3 million. The Company used approximately $27.9 million of these proceeds to repay all bank indebtedness, redeem its Series B Preferred Stock and pay certain one-time Special Bonuses to the Founders. The remaining $9.5 million in proceeds will be used for working capital and general corporate purposes. Upon completion of the Company's initial public offering, the Founders exchanged the Series A Preferred Stock and the Founders' Note for 400,000 shares of Common Stock.

In conjunction with the Recapitalization, the Company entered into a Credit Facility with Chemical Bank, which provides for a $14.0 million Term Loan and a $6.0 million Revolver. The Term Loan and Revolver are secured by all of the assets of the Company. In addition, the loan agreement contains financial covenants and certain restrictions on the Company's ability to pay dividends on the Common Stock, incur debt and make capital expenditures and acquisitions. Borrowings on the Revolver are limited to 85% of eligible accounts receivable. The Term Loan and Revolver bear interest at the bank's base rate plus 1.5% or LIBOR plus 3.0%. The Revolver expires on May 24, 2001. As of September 30, 1996, the Company had retired the full $14.0 million amount of the Term Loan and since that date had no draws outstanding on the Revolver.

Net cash used in operating activities was $1,271,000 during the quarter ended December 31, 1996, compared to cash used provided by operations of $15,000 during the quarter ended December 31, 1995. The cash used in operations reflected the Company's net income reduced by a decrease in accounts payable and accrued expenses which was primarily due to the Company satisfying its accrued expenses relating to its initial public offering and other year-end payroll expenses.

The Company's teleservices operations will continue to require significant capital expenditures. Capital expenditures, during the quarter ended December 31, 1996 and 1995 were $226,000 and $620,000, respectively. The Company expects to allocate approximately $5.0 million on capital expenditures during the remainder of the fiscal year ending September 30, 1997, primarily for the addition of three call centers, which will be designed to meet the technological needs of both inbound and outbound teleservices, capacity expansion and other enhancements of technology used throughout its call center operations. Should the Company further expedite its call center expansion plans, it anticipates that each additional center would cost approximately $1.2 million.

During the quarter ended December 31, 1996, the Company chose to finance approximately $859,000 of additional capital expenditures through an operating lease agreement. At the end of the term and at the Company's option, the Company may acquire the equipment at the current fair market value. In the future, the Company will continue to evaluate the benefits and costs of leasing such equipment and may decide to finance future capital expenditures under similar types of leases, if such leases can be obtained under favorable terms.

The Company believes that funds generated from operations, together with the remaining proceeds of its initial public offering, available credit under the Revolver and future leasing agreements, will be sufficient to finance its current operations and planned capital expenditures at least through the end of September 30, 1997.

                                     PART II

                                OTHER INFORMATION


Item 1:   Legal Proceedings

                None.


Item 2:   Changes in Securities

                None.


Item 3:   Defaults upon Senior Securities

                None.


Item 4:   Submission of Matters to a Vote of Security Holders

                None.


Item 5:   Other Information

                None.


Item 6:   Exhibits and Reports on Form 8-K

                a.  Exhibits

                        27  -  Financial Data Schedule

                b.  Reports on From 8-K

                        None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             RMH Teleservices, Inc.



DATE:  February 6, 1997      BY:/s/ RAYMOND J. HANSELL
                                --------------------------------------
                                Raymond J. Hansell
                                Chief Executive Officer



DATE:  February 6, 1997      BY:/s/ RICHARD C. ALTUS
                                --------------------------------------
                                Richard C. Altus
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)