Form 10-Q
period 1997-03-31
RMH TELESERVICES INC
filed 1997-05-09
CIK 1017958

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                           MARCH 31, 1997

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


                      Yes       X               No
                           ------------             ------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,120,000 shares of Common Stock outstanding at April 24, 1997.

                               INDEX TO FORM 10-Q

                     RMH Teleservices, Inc. and Subsidiaries


                                                                            Page
                                                                           Number
                                                                           ------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets,
         March 31, 1997 and September 30, 1996 .............................  1

         Consolidated Statements of Operations for the three
         months ended March 31, 1997 and 1996 and the six months
         ended March 31, 1997 and 1996 .....................................  2
2

         Consolidated Statements of Cash Flows for the
         six months ended March 31, 1997 and 1996 ..........................  4

         Notes to Consolidated Financial Statements ........................  5

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....................  9


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders ............... 14

                     RMH TELESERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                   March 31,         September 30,
                 ASSETS                              1997                1996
                 ------                              ----                ----
CURRENT ASSETS:
   Cash and cash equivalents                     $ 10,307,000        $ 10,047,000
   Accounts receivable, net of allowance
       for doubtful accounts of $26,000
       and $10,000                                  6,916,000           5,549,000

   Prepaid expenses and other assets                  852,000             327,000

   Deferred income taxes                            1,112,000           1,112,000
                                                 ------------        ------------
               Total current assets                19,187,000          17,035,000
                                                 ------------        ------------

PROPERTY AND EQUIPMENT                              8,823,000           8,894,000
   Less - accumulated depreciation and
   amortization                                    (4,086,000)         (3,438,000)
                                                 ------------        ------------
               Net property and equipment           4,737,000           5,456,000
                                                 ------------        ------------

OTHER ASSETS                                           95,000              64,000
                                                 ------------        ------------

                                                 $ 24,019,000        $ 22,555,000
                                                 ============        ============

               LIABILITIES AND
            SHAREHOLDERS' EQUITY


 CURRENT LIABILITIES:
 Current portion of capitalized lease
    obligations                                  $     22,000        $     46,000
 Accounts payable                                     957,000           1,682,000
 Accrued expenses                                   2,952,000           2,409,000
                                                 ------------        ------------
          Total current liabilities                 3,931,000           4,137,000
                                                 ------------        ------------


 CAPITALIZED LEASE OBLIGATIONS                           --                 2,000
                                                 ------------        ------------
 DEFERRED INCOME TAXES                                100,000             100,000
                                                 ------------        ------------

 SHAREHOLDERS' EQUITY:
    Common Stock                                   48,638,000          48,638,000

    Common Stock warrant outstanding                  450,000             450,000

    Accumulated deficit                           (29,100,000)        (30,772,000)
                                                 ------------        ------------
                Total shareholders' equity         19,988,000          18,316,000
                                                 ------------        ------------

                                                 $ 24,019,000        $ 22,555,000
                                                 ============        ============


The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these consolidated financial statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 For the Three Months Ended
                                                 March 31,          March 31,
                                                   1997               1996
                                                   ----               ----
REVENUES                                        $11,322,000       $ 7,506,000
                                                -----------       -----------
OPERATING EXPENSES:
   Cost of services                               7,580,000         5,309,000
   Selling, general and administrative            2,437,000         1,545,000
                                                -----------       -----------
       Total operating expenses                  10,017,000         6,854,000
                                                -----------       -----------
               Operating income                   1,305,000           652,000
INTEREST INCOME (EXPENSE)                           102,000           (71,000)
                                                -----------       -----------

               Income before income taxes         1,407,000           581,000

INCOME TAXES                                        506,000              --
                                                -----------       -----------

NET INCOME                                      $   901,000       $   581,000
                                                ===========       ===========

NET INCOME PER SHARE                            $       .11
                                                ===========

WEIGHTED AVERAGE SHARES OUTSTANDING               8,262,000
                                                ===========
(NOTE 4)

PRO FORMA DATA:

INCOME BEFORE INCOME TAXES AS REPORTED                            $   581,000

PRO FORMA INCOME TAXES (NOTE 3)                                       190,000
                                                                  -----------

PRO FORMA NET INCOME                                              $   391,000
                                                                  ===========

PRO FORMA NET INCOME PER SHARE (NOTE 4)                           $       .08
                                                                  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                                 4,642,000
                                                                  ===========
(NOTE 4)

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these consolidated financial statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   For the Six Months Ended
                                                  March 31,          March 31,
                                                    1997               1996
                                                    ----               ----

REVENUES                                        $ 21,071,000       $ 14,784,000
                                                ------------       ------------
OPERATING EXPENSES:
   Cost of services                               14,202,000         10,436,000
   Selling, general and administrative             4,469,000          3,120,000
                                                ------------       ------------

       Total operating expenses                   18,671,000         13,556,000
                                                ------------       ------------

               Operating income                    2,400,000          1,228,000
INTEREST INCOME (EXPENSE)                            212,000           (146,000)
                                                ------------       ------------

               Income before income taxes          2,612,000          1,082,000

INCOME TAXES                                         940,000               --
                                                ------------       ------------

NET INCOME                                      $  1,672,000       $  1,082,000
                                                ============       ============

NET INCOME PER SHARE                            $        .20
                                                ============

WEIGHTED AVERAGE SHARES OUTSTANDING                8,262,000
                                                ============
(NOTE 4)

PRO FORMA DATA:

INCOME BEFORE INCOME TAXES AS REPORTED                             $  1,082,000

PRO FORMA INCOME TAXES (NOTE 3)                                         390,000
                                                                   ------------

PRO FORMA NET INCOME                                               $    692,000
                                                                   ============

PRO FORMA NET INCOME PER SHARE (NOTE 4)                            $        .15
                                                                   ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                   4,642,000
                                                                   ============
(NOTE 4)

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these consolidated financial statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                   For The Six Months Ended
                                                                 March 31,            March 31,
                                                                   1997                 1996
                                                                   ----                 ----
OPERATING ACTIVITIES:
   Net income                                                  $  1,672,000        $  1,082,000
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
       Depreciation and amortization                                648,000             508,000
       Changes in operating assets and liabilities -
          Accounts receivable                                    (1,367,000)            534,000
          Prepaid expenses and other assets                        (525,000)           (111,000)
          Other assets                                              (31,000)             47,000
          Accounts payable and accrued expenses                    (182,000)         (1,163,000)
                                                               ------------        ------------
               Net cash provided by operating activities            215,000             897,000
                                                               ------------        ------------
INVESTING ACTIVITIES:
   Purchases of property and equipment                             (587,000)           (976,000)
                                                               ------------        ------------
FINANCING ACTIVITIES:
   Proceeds of assets refinanced                                    658,000                --
   Net repayments on lines of credit                                   --              (975,000)
   Repayments on capitalized lease obligations                      (26,000)           (224,000)
   Proceeds from long term borrowings                                  --             1,205,000
   Repayment of long term borrowings                                   --              (230,000)
                                                               ------------        ------------
               Net cash provided by (used in)
                    financing activities                            632,000            (224,000)
                                                               ------------        ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                 260,000            (303,000)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                           10,047,000             322,000
                                                               ------------        ------------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                               $ 10,307,000        $     19,000
                                                               ============        ============

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report Form 10-K are an integral part of these consolidated financial statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The consolidated financial statements have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and results of operations. Operating results for the three and six month periods ended March 31, 1997 and 1996, are not necessarily indicative of the results that may be expected for the complete fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.

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

NOTE 3 - INCOME TAXES:

Prior to May 24, 1996, the Company was an S Corporation for Federal and Pennsylvania income tax purposes and, accordingly, income was passed through to the shareholders and taxed at the individual level. The Company was not an S Corporation in New Jersey and, therefore, the Company paid income taxes on its taxable income in that state. The S Corporation status was terminated on May 24, 1996. The pro forma data in the consolidated Statements of Operations provides information as if the Company had been treated as a C Corporation for income tax purposes for the three and six month periods ended March 31, 1996, based on the tax laws in effect during the period presented. For the three and six month periods ended March 31, 1997, the Company had been fully subject to federal and state income taxes.

NOTE 4 - EARNINGS PER SHARE:

The earnings per share are based upon the weighted average number of common shares and common share equivalents, if applicable, during each of the periods presented. Pro forma earnings per share for the three and six month periods ended March 31, 1996, assume the recapitalization and respective number of shares were outstanding throughout the quarter.

NOTE 5 - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

The Company is dependent on several large customers for a significant portion of its revenues. Four customers accounted for 79.4% and 83.4% and 78.8% and 83.0% of revenues for the three and six month periods ended March 31, 1997 and 1996, respectively. The loss of one or more of these customers could have a materially adverse effect on the Company's business. During the three and six month periods ended March 31, 1997 and 1996, revenues from customers within the insurance industry accounted for 72.3% and 76.7% and 68.0% and 70.0% of revenues, respectively.

As a result of the issuance of the Common Stock to one of the Investors (see
Note 2), the Company is now affiliated with one of its customers. This customer represented 7.1% and 6.8% and 10.8% and 13.1% of revenues for the three and six month periods ended March 31, 1997 and 1996, respectively.

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of the Company's customers. Three of the Company's largest customers are engaged in transactions with each other and represent a single credit risk to the Company. The Company does not require collateral or other securities to support customer receivables. At March 31, 1997, the accounts receivable from the customers that represent a single credit risk were $5,098,545.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Safe Harbor for Forward-Looking Statements

From time-to-time, the Company may publish statements that are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provided a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to: (i) reliance on principal client relationships in the insurance and financial services industries; (ii) fluctuations in quarterly results of operations due to the timing of clients' telemarketing campaigns, the timing of opening new call centers and expansion of existing call centers and changes in competitive conditions affecting the telemarketing industry; (iii) difficulties of managing growth profitably; (iv) pressure on gross margins as a result of the ability of certain clients to negotiate pricing discounts (v) dependence on the services of the Company's executive officers and other key operations and technical personnel; (vi) changes in the availability of qualified employees (vii) performance of automated call-processing systems and other technological factors; (viii) reliance on independent long-distance companies; (ix) changes in government regulations affecting the teleservices and telecommunications industries; (x) competition from other outside providers of teleservices and in-house telemarketing operations of existing and potential clients; and (xi) competition from providers of other marketing formats, such as direct mail and emerging strategies such as interactive shopping and marketing over the Internet.

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

Results of Operations

Revenues - Revenues increased to $11,322,000 and $21,071,000 for the three and six month periods ended March 31, 1997, from $7,506,000 and $14,784,000 for the comparable periods in 1996. This represents revenue increases of 50.8% and 42.5% for the three and six month periods ended March 31, 1997, respectively, as compared to the comparable periods in 1996. Of such increase in revenues, approximately $3,378,000 and $5,483,000 were attributable to increased calling volumes from existing clients and $410,000 and $804,000 to new clients for the three and six month periods, respectively. To meet the demands of increased call volumes, the Company added a new 130-workstation call center in Delran, NJ during the three month period ended March 31, 1997, and plans to open one additional call center by July 1, 1997.


Cost of Services - Cost of Services increased to $7,580,000 and $14,202,000 for the three and six month periods ended March 31, 1997, from $5,309,000 and $10,436,000 for the comparable periods in 1996. As a percentage of revenues, cost of services decreased to 66.9% and 67.4% for the three and six month periods ended March 31, 1997, as compared to 70.7% and 70.6% for the comparable periods in 1996. This decrease was the result of spreading fixed costs over a larger revenue base, lower long distance telephone and health care costs in the three month period ended March 31, 1997, coupled with greater utilization of the call centers on a quarter to quarter comparative basis. The Company anticipates that cost of services, as a percentage of revenue, may increase during the remainder of the year to the degree that large volume opportunities warrant appropriate pricing discounts.


Selling, General and Administrative - Selling, general and administrative expenses increased to $2,437,000 and $4,469,000 for the three and six month periods ended March 31, 1997, from $1,545,000 and $3,120,000 for the comparable periods in 1996. As a percentage of revenues, selling, general and administrative expenses increased to 21.5% and 21.2% during the three and six months ended March 31, 1997, as compared to 20.6% and 21.1% for the comparable periods in 1996. The dollar increase was primarily the result of increased staffing and operating costs required to support the growth in the Company's revenues and continued expansion into inbound teleservices.


Interest Income (Expense) - Interest income for the three and six month periods ended March 31, 1997, amounted to $102,000 and $212,000, respectively, and was earned by investing the remaining proceeds of the Company's initial public offering in short term cash equivalents. Interest expense for the three and six month periods ended March 31, 1996, was $71,000 and $146,000 resulting primarily from the interest charged on borrowings incurred to finance both equipment purchases and working capital needs.

Income Tax Expense - Income tax expense for the three and six month periods ended March 31, 1997, was $506,000 and $940,000 and represents income taxes based upon an effective tax rate of 36%. This tax rate is reflective of both the Federal tax rate in effect and those State tax rates in effect where the Company does business coupled with certain tax planning strategies implemented in fiscal 1996. Prior to May 24, 1996, the Company was an S Corporation for Federal and Pennsylvania income tax purposes and, accordingly, income was passed through to the shareholders and taxed at the individual level. The S Corporation status was terminated on May 24, 1996. The pro forma data in the consolidated Statements of Operations provides information as if the Company had been treated as a C Corporation for income tax purposes for the three month period ended March 31, 1996, based on the tax laws in effect during the period presented.

Liquidity and Capital Resources

Historically, the Company's primary sources of liquidity have been cash flow from operations and borrowings under its credit facilities. These funds, combined with borrowings under capitalized lease obligations, have provided the liquidity to finance the growth of the Company.

On May 24, 1996, the Company completed a leverage recapitalization (the "Recapitalization"), which included the purchase of a significant equity interest in the Company by Advanta Partners, LP ("Advanta Partners"). See Note 2 to the Registrant's Consolidated Financial Statements for the three and six month periods ended March 31, 1997.

In conjunction with the Recapitalization, the Company distributed to Raymond J. Hansell and MarySue Lucci (the "Founders") $4.6 million of accounts receivable. As part of the Recapitalization, the Company also distributed $16.4 million in cash, $1.0 million in Series A Preferred Stock, and a 6% subordinated note to the Founders in the initial principal amount of $3.0 million, (which was subsequently increased by $1.0 million) all for the redemption of an aggregate of 8,500,000 shares of Common Stock owned by the Founders. In addition, Advanta Partners and Glengar International Investors Limited invested $9.5 million in Series B Preferred Stock and Class A and Class B Common Stock.

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

On March 21, 1997, the Company entered into a new $4 million line of credit facility (the "Credit Line") with PNC Bank (the "Bank"). The Credit Line replaces the Company's former Term Loan and Credit Facility originated in conjunction with the Recapitalization. The Credit Line expires on April 1, 1998, or such later date, if extended by the Bank, and outstanding balances bear interest either at the Company's option of the LIBOR rate plus 95 basis points or at the prime rate minus one-half. The credit line is secured by all of the assets of the Company and contains financial covenants and certain restrictions on the Company's ability to incur additional debt or dispose of its assets. As of March 31, 1997, the Company had no draws outstanding on the Credit Line.

This Credit Line compares favorably with the former Term Loan and Credit Facility which bore interest at either the LIBOR rate plus 250 to 300 basis points or the prime rate plus 100 to 150 basis points and required on annual fee of $15,000 and an annual commitment fee of one-half of 1% on the average unused portion of the Revolver. Although total borrowing capability is $4 million under the Company's Credit Line versus $6 million under its former revolver, the Company believes that the existing line will be sufficient to finance its current operations at least through the end of September 30, 1998.

Under a separate agreement dated February 22, 1997, with PNC Leasing Corporation, the Company has up to $6 million available for purposes of leasing call center equipment. The $6 million commitment expires on December 31, 1997, and requires that such leases meet the accounting definition of an operating lease with rent to be paid over a period not to exceed sixty months. As of March 31, 1997, the Company had not financed any equipment purchases under this facility.

Net cash provided by operating activities was $215,000 and $897,000 during the six month periods ended March 31, 1997 and 1996, respectively. The cash provided by operations in the 1997 period resulted from the Company's net income growth plus non-cash depreciation charges offset by the growth in its accounts receivable.

The Company's teleservices operations will continue to require significant capital expenditures. Capital expenditures, during the six month period ended March 31, 1997, was $587,000. The Company expects to allocate approximately $3.0 million on capital expenditures during the remainder of the fiscal year ending September 30, 1997, primarily for the addition of one new call center which may be designed to meet the technological needs of both inbound and outbound teleservices, capacity expansion and other enhancements of technology used throughout its call center operations. Should the Company further expedite its call center expansion plans, it anticipates that each additional center would cost approximately $1.2 million.

During the six months ended March 31, 1997, the Company chose to finance approximately $859,000 of additional capital expenditures through an operating lease agreement with its former bank. In addition, in April of 1997, the Company financed approximately $1,190,000 of new call center and other equipment with PNC Leasing Corporation. At the end of each respective lease term and at the Company's option, the Company may acquire the specific equipment at the current fair market value. In the future, the Company will continue to evaluate the benefits and costs of leasing such equipment and may decide to finance future capital expenditures by utilizing the remaining $4,810,000 available from PNC Leasing Corporation.

The Company believes that funds generated from operations, together with the remaining proceeds of its initial public offering, available credit under the credit facility and leasing agreement, will be sufficient to finance its current operations and planned capital expenditures at least through the end of September 30, 1998.

                                     PART II

                                OTHER INFORMATION

Item 1:           Legal Proceedings

                           (a)      None.

Item 2:           Changes in Securities

                           (b)      None.

                           (c) The Company has not sold any securities that were not registered under the Securities Act

Item 3:           Defaults upon Senior Securities
                           None.

Item 4:           Submission of Matters to a Vote of Security Holders

A. An annual meeting of the shareholders of the Company was held on February 28, 1997. The total shares eligible to vote on the record date were 8,120,000.

B.       At the meeting:

              1.  Election of Directors

                  The bylaws of the Company provide for a Board of Directors consisting of three classes, with each class being as equal in number as possible. The Board of Directors nominated Messrs. William A. Rosoff and David P. Madigan to be elected Directors and to serve a three-year term expiring at the annual meeting in the year 2000. The results of that election were as follows:

                                                                     WITHHOLD
                                                      YES            AUTHORITY
                                                      ---            ---------
                           William A. Rosoff       6,348,879          23,990
                           David P. Madigan        6,348,254          24,615

                  The term of office of the Company's Class B directors, MarySue Lucci and Mitchell Hollin, and Class C directors, Raymond Hansell, Herbert Kurtz, and Derek Lubner, continued after the meeting.

              2.  Ratification of Independent Auditors

                  The selection of Arthur Andersen LLP as the Company's independent auditors for fiscal 1997 was approved by the affirmative vote holders of shares representing a majority of the votes represented by the shares present in person or represented by proxy at the meeting and entitled to vote thereon. The votes cast on this proposal are as follows:

                                                                         YES           NO        ABSTAIN
                                                                         ---           --        -------
                   For the ratification of Arthur
                   Andersen LLP                                       6,363,624       4,200       5,045

Item 5:           Other Information

                           None.

Item 6:           Exhibits and Reports on Form 8-K

                           a.  Exhibits

                                    10  -  PNC $4,000,000 Committed Line of
                                           Credit

                                    27  -  Financial Data Schedule

                           b.  Reports on From 8-K

                                    None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                RMH Teleservices, Inc.



DATE:  May 8, 1997              BY:   /s/   Raymond J. Hansell
                                   ---------------------------
                                   Raymond J. Hansell
                                   Chief Executive Officer



DATE:  May 8, 1997              BY:   /s/   Richard C. Altus
                                   -------------------------
                                   Richard C. Altus
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)