Form 10-Q
period 1997-06-30
RMH TELESERVICES INC
filed 1997-08-04
CIK 1017958

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                             JUNE 30, 1997

                         Commission File Number 0-21333

                             RMH TELESERVICES, INC.
             (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                                    23-2250564
            (State or other jurisdiction                    (IRS Employer
            of incorporation or organization)               Identification No.)

                   40 MORRIS AVENUE, BRYN MAWR, PA            19010
               (Address of principal executive offices)    (Zip Code)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,120,000 shares of Common Stock outstanding at August 5, 1997.

                               INDEX TO FORM 10-Q

                     RMH Teleservices, Inc. and Subsidiaries


                                                                      Page
                                                                     Number
                                                                     ------
PART I.     FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

      Consolidated Balance Sheets,
      June 30, 1997 and September 30, 1996.....................         1

      Consolidated Statements of Operations for the three
      months ended June 30, 1997 and 1996 and the nine months
      ended June 30, 1997 and 1996.............................         2

      Consolidated Statements of Cash Flows for the
      nine months ended June 30, 1997 and 1996.................         4

      Notes to Consolidated Financial Statements...............         5

Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations............         9


PART II.    OTHER INFORMATION

                     RMH TELESERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                              June 30,       September 30,
           ASSETS                               1997             1996
           ------                           ------------     ------------
                                             (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                $  4,425,000     $ 10,047,000
   Short term investments                      4,450,000               --
   Accounts receivable, net of allowance
       for doubtful accounts of $37,000
       and $10,000                             9,980,000        5,549,000
   Prepaid expenses and other assets             426,000          327,000
   Deferred income taxes                       1,112,000        1,112,000
               Total current assets           20,393,000       17,035,000
                                            ------------     ------------
PROPERTY AND EQUIPMENT                         9,247,000        8,894,000
   Less - Accumulated depreciation and
       amortization                           (4,439,000)      (3,438,000)
                                            ------------     ------------
   Net property and equipment                  4,808,000        5,456,000
                                            ------------     ------------
OTHER ASSETS                                     118,000           64,000
                                            ------------     ------------
                                            $ 25,319,000     $ 22,555,000
                                            ============     ============

      LIABILITIES AND                          June 30,       September 30,
   SHAREHOLDERS' EQUITY                          1997             1996
   --------------------                      ------------     ------------
                                              (unaudited)
CURRENT LIABILITIES:
Current portion of capitalized lease
   obligations                               $     12,000     $     46,000
Accounts payable                                  588,000        1,682,000
Accrued expenses                                3,688,000        2,409,000
                                             ------------     ------------
  Total current liabilities                     4,288,000        4,137,000
                                             ------------     ------------
CAPITALIZED LEASE OBLIGATIONS                          --            2,000
                                             ------------     ------------
DEFERRED INCOME TAXES                             100,000          100,000
                                             ------------     ------------
SHAREHOLDERS' EQUITY:
   Common Stock                                48,638,000       48,638,000
   Common Stock warrant outstanding               450,000          450,000
   Accumulated deficit                        (28,157,000)     (30,772,000)
               Total shareholders' equity      20,931,000       18,316,000
                                             ------------     ------------
                                             $ 25,319,000     $ 22,555,000
                                             ============     ============

The accompanying notes and the notes to the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these consolidated financial statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                For the Three Months Ended
                                                  June 30,       June 30,
                                                    1997           1996
                                                -----------    -----------
REVENUES                                        $12,698,000    $ 8,778,000
                                                -----------    -----------
OPERATING EXPENSES:
   Cost of services                               8,858,000      5,889,000
   Selling, general and administrative            2,553,000      1,688,000
                                                -----------    -----------
       Total operating expenses                  11,411,000      7,577,000
                                                -----------    -----------
               Operating income                   1,287,000      1,201,000
INTEREST INCOME (EXPENSE)                           133,000       (227,000)
                                                -----------    -----------
               Income before income taxes         1,420,000        974,000

INCOME TAXES                                        477,000        391,000
                                                -----------    -----------
NET INCOME                                          943,000        583,000

PREFERRED STOCK DIVIDENDS                                --         87,000
                                                -----------    -----------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS     $   943,000    $   496,000
                                                ===========    ===========
NET INCOME PER SHARE                            $       .11
                                                ===========
WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE 4)      8,262,000
                                                ===========
PRO FORMA DATA:

INCOME BEFORE INCOME TAXES AS REPORTED                         $   974,000

PRO FORMA INCOME TAXES (NOTE 3)                                    354,000

PREFERRED STOCK DIVIDENDS                                           87,000
                                                               -----------
PRO FORMA NET INCOME AVAILABLE TO COMMON                       $   533,000
                                                               ===========
      SHAREHOLDERS

PRO FORMA NET INCOME PER SHARE (NOTE 4)                        $       .11
                                                               ===========
WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE 4)                     4,642,000
                                                               ===========

The accompanying notes and the notes to the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these consolidated financial statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 For the Nine Months Ended
                                                  June 30,        June 30,
                                                    1997            1996
                                                ------------    ------------
REVENUES                                        $ 33,770,000    $ 23,562,000
                                                ------------    ------------
OPERATING EXPENSES:
   Cost of services                               23,060,000       16,325000
   Selling, general and administrative             7,023,000       4,807,000
                                                ------------    ------------
       Total operating expenses                   30,083,000      21,132,000
                                                ------------    ------------
               Operating income                    3,687,000       2,430,000
INTEREST INCOME (EXPENSE)                            346,000        (375,000)
                                                ------------    ------------
               Income before income taxes          4,033,000       2,055,000

INCOME TAXES                                       1,418,000         391,000
                                                ------------    ------------
NET INCOME                                         2,615,000       1,664,000

PREFERRED STOCK DIVIDENDS                                 --          87,000
                                                ------------    ------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS     $  2,615,000    $  1,577,000
                                                ============    ============
NET INCOME PER SHARE                            $        .32
                                                ============
WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE 4)       8,262,000
                                                ============
PRO FORMA DATA:

INCOME BEFORE INCOME TAXES AS REPORTED                          $  2,055,000

PRO FORMA INCOME TAXES (NOTE 3)                                      744,000

PREFERRED STOCK DIVIDENDS                                             87,000
                                                                ------------
PRO FORMA NET INCOME AVAILABLE TO COMMON                        $  1,224,000
                                                                ============
      SHAREHOLDERS

PRO FORMA NET INCOME PER SHARE (NOTE 4)                         $        .26
                                                                ============
WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE 4)                       4,642,000
                                                                ============

The accompanying notes and the notes to the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these consolidated financial statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                         For The Nine Months Ended
                                                         June 30,         June 30,
                                                           1997             1996
                                                       ------------     ------------
OPERATING ACTIVITIES:
   Net income                                          $  2,615,000     $  1,577,000
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
       Depreciation and amortization                      1,001,000          772,000
       Deferred income tax                                       --          242,000
       Imputed interest and dividends                            --           54,000
       Changes in operating assets and liabilities-
          Accounts receivable                            (4,431,000)         137,000
          Prepaid expenses and other assets                 (99,000)         (54,000)
          Other assets                                      (54,000)          51,000
          Accounts payable and accrued expenses             185,000         (422,000)
                                                       ------------     ------------
               Net cash provided by (used in)
                 operating activities                      (783,000)       2,357,000
                                                       ------------     ------------

INVESTING ACTIVITIES:
   Purchases of short-term investments                   (4,450,000)              --
   Purchases of property and equipment                   (1,067,000)      (1,952,000)
                                                       ------------     ------------
               Net cash used in investing activities     (5,517,000)      (1,952,000)
                                                       ------------     ------------

FINANCING ACTIVITIES:
   Proceeds of assets refinanced                            714,000               --
   Net (repayments) on lines of credit                           --         (975,000)
   Proceeds from long-term debt                                  --       15,100,000
   Repayments on long-term debt                                  --       (1,887,000)
   Repayments on capitalized lease obligations              (36,000)        (830,000)
   Borrowings from Founders                                      --        1,006,000
   Repayments to Founders                                        --         (112,000)
   Proceeds from sale of Preferred and Common Stock              --        9,500,000
   Redemption of Common Stock                                    --      (16,676,000)
   Distribution to Founders                                      --       (4,600,000)
   Deferred financing costs                                      --         (506,000)
                                                       ------------     ------------
        Net cash provided by financing activities           678,000           20,000
                                                       ------------     ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      (5,622,000)         425,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           10,047,000          322,000
CASH AND CASH EQUIVALENTS, END OF PERIOD               $  4,425,000     $    747,000
                                                       ============     ============

The accompanying notes and the notes to the financial statements included in the Registrant's Annual Report Form 10-K are an integral part of these consolidated financial statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The consolidated financial statements have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and results of operations. Operating results for the three and nine month periods ended June 30, 1997 and 1996, are not necessarily indicative of the results that may be expected for the complete fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.

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

Common Stock Redemption

On May 24, 1996, the Company redeemed 8,500,000 shares of Class A Common for $20,136,521, as follows:

       Cash payment                                               $16,001,646
       Final redemption price adjustment (paid in August 1996)        436,980
       Issuance of 6%, $3,000,000 subordinated note
            payable to Founders (the Founders' Note)                2,022,639
       Issuance of 1,000,000 shares of 6%, Series A Preferred         524,450
       Deferred tax liability for difference in basis of
            Founders' Note                                            476,831
       Transaction costs                                              673,975
                                                                  -----------
                                                                  $20,136,521
                                                                  ===========

On May 23, 1996, the Company distributed $4,600,000 of accounts receivable to the Founders as a Subchapter S distribution of previously taxed income. The Company has collected these receivables on behalf of the Founders.

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

NOTE 3 - INCOME TAXES:

Prior to May 24, 1996, the Company was an S Corporation for Federal and Pennsylvania income tax purposes and, accordingly, income was passed through to the shareholders and taxed at the individual level. The Company was not an S Corporation in New Jersey and, therefore, the Company paid income taxes on its taxable income in that state. The S Corporation status was terminated on May 24, 1996. The pro forma data in the consolidated statements of operations provides information as if the Company had been treated as a C Corporation for income tax purposes for the three and nine month periods ended June 30, 1996, based on the tax laws in effect during the period presented. For the three and nine month periods ended June 30, 1997, the Company had been fully subject to federal and state income taxes.

NOTE 4 - EARNINGS PER SHARE:

The earnings per share are based upon the weighted average number of common shares and common share equivalents, if applicable, during each of the periods presented. Pro forma earnings per share for the three and nine month periods ended June 30, 1996, assumes the recapitalization and respective number of shares were outstanding throughout the quarter.

NOTE 5 - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

The Company is dependent on several large customers for a significant portion of its revenues. Four customers accounted for 79.4% and 81.9% and 79.8% and 85.7% of revenues for the three and nine month periods ended June 30, 1997 and 1996, respectively. The loss of one or more of these customers could have a materially adverse effect on the Company's business. During the three and nine month periods ended June 30, 1997 and 1996, revenues from customers within the insurance industry accounted for 69.9% and 74.1% and 71.9% and 74.0% of revenues, respectively.

As a result of the issuance of the Common Stock to one of the Investors (see
Note 2), the Company is now affiliated with one of its customers. This customer represented 9.5% and 7.8% and 7.9% and 11.1% of revenues for the three and nine month periods ended June 30, 1997 and 1996, respectively.

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of the Company's customers. Three of the Company's largest customers are engaged in transactions with each other and represent a single credit risk to the Company. The Company does not require collateral or other security to support customer receivables. At June 30, 1997, the accounts receivable from the customers that represent a single credit risk were $7,286,678.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Safe Harbor for Forward-Looking Statements

From time-to-time, the Company may publish statements that are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provided a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to: (i) reliance on principal client relationships in the insurance and financial services industries; (ii) fluctuations in quarterly results of operations due to the timing of clients' telemarketing campaigns, the timing of opening new call centers and expansion of existing call centers and changes in competitive conditions affecting the telemarketing industry; (iii) difficulties of managing growth profitably; (iv) pressure on gross margins as a result of the ability of certain clients to negotiate pricing discounts; (v) dependence on the services of the Company's executive officers and other key operations and technical personnel; (vi) changes in the availability of qualified employees; (vii) performance of automated call-processing systems and other technological factors; (viii) reliance on independent long-distance companies; (ix) changes in government regulations affecting the teleservices and telecommunications industries; (x) competition from other outside providers of teleservices and in-house telemarketing operations of existing and potential clients; and (xi) competition from providers of other marketing formats, such as direct mail and emerging strategies such as interactive shopping and marketing over the Internet.

Overview

The Company is a leading provider of outbound and inbound teleservices to major corporations, such as those in the insurance, financial services and telecommunications industries. Founded in 1983, the Company opened its first call center in 1985 to support the marketing efforts of its consulting customers. At the present time, outbound business-to-consumer teleservices is the predominant business of the Company.

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

Results of Operations

Revenues - Revenues increased to $12,698,000 and $33,770,000, for the three and nine month periods ended June 30, 1997, from $8,778,000 and $23,562,000 for the comparable periods in 1996. This represents revenue increases of 44.7% and 43.3% for the three and nine month periods ended June 30, 1997, respectively, as compared to the comparable periods in 1996. Of such increase in revenues, approximately $3,365,000 and $9,157,000 were attributable to increased calling volumes from existing clients and $555,000 and $1,051,000 to new clients for the three and nine month periods, respectively. To meet the demands of increased call volumes, the Company added a new 230-workstation call center in York, PA, during the three month period ended June 30, 1997.


Cost of Services - Cost of Services increased to $8,858,000 and $23,060,000, for the three and nine month periods ended June 30, 1997, from $5,889,000 and $16,325,000 for the comparable periods in 1996. As a percentage of revenues, cost of services increased to 69.8% for the three month period ended June 30, 1997, as compared to 67.1% for the comparable period in 1996 and decreased to 68.3% for the nine month period ended June 30, 1997, as compared to 69.3% for the comparable period in 1996. The Company believes that the increase in cost of services, as a percentage of revenues, during the quarter is attributable to specific pricing pressures incurred in its insurance business coupled with the costs of opening two new call centers which were less than fully utilized during the quarter. Furthermore, the Company charged to expense certain costs relating to a specific inbound campaign that warranted greater staffing and training during its initial start-up phase, which took place during this quarter. The decrease in cost of services, as a percentage of revenues, during the nine month period was the result of spreading fixed costs over a larger revenue base and lower long distance telephone and health care costs incurred during this period, coupled with the greater utilization of the existing call centers on a period-to-period comparative basis. The Company anticipates that cost of services, as a percentage of revenue, may increase during the remainder of the year to the degree that large volume opportunities warrant appropriate pricing discounts or to the extent that the Company requires a longer period of time to generate acceptable levels of utilization at its new call centers.


Selling, General and Administrative - Selling, general and administrative expenses increased to $2,553,000 and $7,023,000 for the three and nine month periods ended June 30, 1997, from $1,688,000 and $4,807,000 for the comparable periods in 1996. As a percentage of revenues, selling, general and administrative expenses increased to 20.1% and 20.8% during the three and nine months ended June 30, 1997, as compared to 19.2% and 20.4% for the comparable periods in 1996. The dollar increase was primarily the result of increased staffing and operating costs required to support the growth in the Company's revenues and continued expansion into inbound teleservices.

Interest Income (Expense) - Interest income for the three and nine month periods ended June 30, 1997, amounted to $133,000 and $346,000, respectively, and was earned by investing the remaining proceeds of the Company's initial public offering in short term cash investments. Interest expense for the three and nine month periods ended June 30, 1996, was $227,000 and $375,000 resulting primarily from the interest charged on borrowings incurred in connection with the Recapitalization and, to a lesser degree, interest incurred to finance both equipment purchases and other working capital needs.


Income Tax Expense - Income tax expense for the three and nine month periods ended June 30, 1997, was $477,000 and $1,418,000 and represents income taxes based upon what the Company believes to be its effective tax rate. This tax rate is reflective of both the Federal tax rate in effect and those State tax rates in effect where the Company does business coupled with certain tax planning strategies implemented in fiscal 1996. Prior to May 24, 1996, the Company was an S Corporation for Federal and Pennsylvania income tax purposes and, accordingly, income was passed through to the shareholders and taxed at the individual level. The S Corporation status was terminated on May 24, 1996, and a net deferred income tax liability of $241,500 was recorded as additional income tax expense on that date. The income tax provision for both the three and nine month periods ended June 30, 1996 reflects the deferred tax provision of $241,500 and a tax provision on the pre-tax income earned from May 24, 1996 through June 30, 1996. The pro forma data in the consolidated Statements of Operations provides information as if the Company had been treated as a C Corporation for income tax purposes for the three and nine month periods ended June 30, 1996, based on the tax laws in effect during the period presented.

Liquidity and Capital Resources

Historically, the Company's primary sources of liquidity have been cash flow from operations and borrowings under its credit facilities. These funds, combined with borrowings under capitalized lease obligations, have provided the liquidity to finance the growth of the Company.

On May 24, 1996, the Company completed a leverage recapitalization (the "Recapitalization"), which included the purchase of a significant equity interest in the Company by Advanta Partners, LP ("Advanta Partners"). See Note 2 to the Registrant's Consolidated Financial Statements for the three and nine month periods ended June 30, 1997.

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

On March 21, 1997, the Company entered into a new $4 million line of credit facility (the "Credit Line") with PNC Bank (the "Bank"). The Credit Line replaces the Company's former Term Loan and Credit Facility originated in conjunction with the Recapitalization. The Credit Line expires on April 1, 1998, or such later date, if extended by the Bank, and outstanding balances bear interest at the Company's option of the LIBOR rate plus 95 basis points or at the prime rate minus one-half. The Credit Line is secured by all of the assets of the Company and contains financial covenants and certain restrictions on the Company's ability to incur additional debt or dispose of its assets. As of June 30, 1997, the Company had no borrowings outstanding on the Credit Line.

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

Under a separate agreement dated February 22, 1997, with PNC Leasing Corporation, the Company has up to $6 million available for purposes of leasing call center equipment. The $6 million commitment expires on December 31, 1997, and requires that such leases meet the accounting definition of an operating lease with rent to be paid over a period not to exceed sixty months. As of June 30, 1997, the Company has financed $2,452,000 of equipment purchases under this facility.

Net cash utilized by operating activities was $783,000 during the nine month period ended June 30, 1997. During the nine month period ended June 30, 1996 cash provided by operating activities was $2,357,000. The cash utilized by operations in the 1997 period resulted from the Company's net income growth plus non-cash depreciation charges being offset by the growth in its accounts receivable.

The Company's teleservices operations will continue to require significant capital expenditures. Capital expenditures during the nine month period ended June 30, 1997, were $1,067,000. The Company expects to allocate no more than $1.0 million on capital expenditures during the remainder of the fiscal year ending September 30, 1997, primarily for call center capacity expansion and other enhancements of technology used throughout its call center operations.

During the nine months ended June 30, 1997, the Company chose to finance approximately $859,000 of additional capital expenditures through an operating lease agreement with its former bank. In addition, the Company financed approximately $2,452,000 of new call center and other equipment with PNC Leasing Corporation. At the end of each respective lease term and at the Company's option, the Company may acquire the specific equipment at the current fair market value. In the future, the Company will continue to evaluate the benefits and costs of leasing such equipment and may decide to finance future capital expenditures by utilizing the remaining $3,548,000 available from PNC Leasing Corporation.

The Company believes that funds generated from operations, together with the remaining proceeds of its initial public offering, available credit under the credit facility and leasing agreement, will be sufficient to finance its current operations and planned capital expenditures at least through September 30, 1998.

                                     PART II

                                OTHER INFORMATION

Item 1:      Legal Proceedings
                  (a)   None.

Item 2:      Changes in Securities
                  (a)   None.
                  (b)   None.
                  (c) The Company has not sold any securities that were not registered under the Securities Act.

Item 3:      Defaults upon Senior Securities
                  (a)   None.

Item 4:      Submission of Matters to a Vote of Security Holders
                  (a)   None.

Item 5:      Other Information
                  (a)   None.

Item 6:      Exhibits and Reports on Form 8-K
                  (a)   Exhibits
                              27  -  Financial Data Schedule
                  (b)   Reports on Form 8-K
                              None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             RMH Teleservices, Inc.



DATE:  August 5, 1997        BY:   /s/   Raymond J. Hansell
                                ---------------------------
                                    Raymond J. Hansell
                                    Chief Executive Officer



DATE:  August 5, 1997        BY:   /s/   Richard C. Altus
                                -------------------------
                                    Richard C. Altus
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)