Form 10-K
period 1997-09-30
RMH TELESERVICES INC
filed 1997-12-15
CIK 1017958

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [x] Annual Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934 [Fee Required]

                  For the fiscal year ended September 30, 1997

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes   [x]                   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of December 8, 1997, 8,120,000 shares of common stock were outstanding.

The aggregate market value of the shares of common stock owned by non-affiliates of the Registrant as of December 8, 1997 was approximately $40.6 million (based upon the closing sale price of these shares as reported by the Nasdaq's Stock Market's national market). Calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the Company include only directors, executive officers and stockholders filing Schedules 13D or 13G with the Company. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes by the Securities and Exchange Commission.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement for Annual Meeting of Shareholders to be held on February 19, 1998 (the "1997 Proxy Statement") are incorporated by reference in Part III.

                                TABLE OF CONTENTS


Item
No.                                                                                                             Page


                                     PART I


   1.     Business.................................................................................................1

   2.     Properties...............................................................................................8

   3.     Legal Proceedings........................................................................................8

   4.     Submissions of Matters to a Vote of Security Holders.....................................................8

         Executive Officers of the Company.........................................................................9


                                     PART II


   5.     Market for Registrant's Common Equity and Related Shareholder Matters...................................10

   6.     Selected Financial Data.................................................................................11

   7.     Management's Discussion and Analysis of Financial Condition and Results of Operations...................12

   8.     Financial Statements and Supplementary Data.............................................................18

   9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................18


                                    PART III


   10.     Directors and Executive Officers of the Registrant.....................................................18

   11.     Executive Compensation.................................................................................18

   12.     Security Ownership of Certain Beneficial Owners and Management.........................................19

   13.     Certain Relationships and Related Transactions.........................................................19


                                     PART IV


   14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................................19

                                     PART I

ITEM 1.   BUSINESS


GENERAL

         RMH Teleservices, Inc. (the Company) provides outbound teleservices predominantly to major corporations in the insurance, financial services, telecommunications, and utility industries. The Company distinguishes itself through its high quality service and disciplined management approach which has led to long-term client relationships and sustained profitable growth. The Company originated relationships with Mass Marketing Insurance Group ("MMIG"), JCPenney Life Insurance Company ("JCPenney") and AT&T/Universal Card Services ("AT&T") over six years ago and, since fiscal 1991, the Company's aggregate volume with these clients has grown each year. The Company believes its innovative approach to producing quality service distinguishes it from its competitors and has led to the Company's growth rate and its retention of key clients. RMH's net revenue has increased 42.1% over the last year.

         The Company was founded in 1983 by Raymond J. Hansell, Vice Chairman and Chief Executive Officer, and MarySue Lucci, Director, President and Chief Operating Officer (the "Founders"). In May 1996, the Company completed a leveraged recapitalization (the "Recapitalization") pursuant to which Advanta Partners LP ("Advanta Partners"), a venture capital affiliate of Advanta, became the largest equity holder of the Company. The Company completed the Recapitalization to permit Advanta Partners to invest substantial financial and other resources in the Company and to permit the Founders to realize a portion of the economic value of their initial investment in the Company. In connection with the Recapitalization (i) the Company redeemed 8,500,000 shares of Common Stock held by the Founders, (ii) Advanta Partners purchased 1,594,112 shares of Class A Common Stock, 1,279,573 shares of Class B Common Stock and 6,226,316 shares of the Company's Series B Preferred Stock (the "Series B Preferred Stock"), (iii) Glengar International Investments Limited ("Glengar") purchased 126,315 shares of Class A Common Stock and 273,684 shares of Series B Preferred Stock and (iv) the Company borrowed $11.2 million under a credit facility entered into with a bank. In connection with the Recapitalization, the Company also issued 1,000,000 shares of Series A Preferred Stock and a $4,000,000 subordinated Promissory Note (the "Founders' Note") to the Founders. The Company is a Pennsylvania corporation and its principal business office is located at 40 Morris Avenue, Bryn Mawr, Pennsylvania 19010. Its telephone number is (610) 520-5300.

         In September 1996, the Company completed an initial public offering of 3,220,000 shares of its Common Stock from which it realized aggregate proceeds, after deduction of underwriting discounts and commissions of $37,448,000 (the Initial Public Offering). On September 18, 1996 the Company's Common Stock was included on the Nasdaq Stock Market's National Market under the symbol "RMHT". In connection with the Initial Public Offering, Advanta Partners and Glengar redeemed their shares of Series B Preferred Stock for an aggregate redemption payment of $6,500,000 plus accrued dividends of $182,356 and the Founders converted their Series A Preferred Stock and Founders' Note into an aggregate of 4,000,000 shares common stock.

         The Company's revenue and income from operations for fiscal 1997 were $45.9 million and $4.7 million, respectively. This represents increases of 42.1% and 37.4% respectively, compared to fiscal 1996, after excluding special one-time expenses in fiscal 1996.

OVERVIEW OF THE TELESERVICES INDUSTRY

         The teleservices industry includes outbound and inbound telephone marketing, as well as customer support and service programs and other value-added services. Teleservices provide customized service with higher response rates and higher customer acquisition and retention rates at a lower cost per transaction than other marketing media. As a result, call centers have become robust channels for the marketing and sale of a wide variety of products and services as sophisticated telemarketers are able to market effectively and collect valuable customer data. According to Direct Marketing Magazine, telemarketing expenditures in the United States grew from approximately $34 billion in 1984 to approximately $77 billion in 1994. An increasing percentage of teleservices business is currently being outsourced to independent providers, and the Company believes that both the total market and the percentage of this market that is outsourced will increase as businesses continue to recognize the benefits of such services.

         Historically, the call center services industry has been extremely fragmented and continues to include a large number of small, independent organizations. However, over the past several years, the industry has further segmented itself by the public or secondary offerings of common stock by ten companies. Consequently, the sector has further defined itself by those companies that have been able to raise monies in the public marketplace.

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


THE COMPANY'S SERVICES

  Outbound Teleservices

         Historically, the Company has concentrated on providing outbound business-to-consumer teleservices. In this market, the Company has sought and established relationships with large corporate clients, many of which have been clients of the Company for over six years.

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

         As of September 30, 1997, the Company employed 161 insurance agents licensed to sell insurance in a total of 46 states. The Company's significant relationships in this industry include those with MMIG, AT&T, and JCPenney, which were responsible for 51.6%, 6.9%, and 15.5%, respectively, of the Company's revenues for fiscal 1997. The Company originated its relationship with MMIG over nine years ago and originated its relationship with JCPenney, and AT&T over six years ago. The Company's aggregate revenues from this group of clients have grown respectively, each year since fiscal 1991. In fiscal 1997, 74.0% of the Company's revenues were generated from services related to insurance products.

         Financial Services. The Company provides teleservices to several of the largest credit card issuers, banks and other financial institutions in the United States. The Company's services include customer account acquisition, customer retention programs, and programs to sell credit card enhancement features such as higher credit limits, lower interest rates and lower fees. The Company also cross-sells additional services such as home equity loans and related banking services. In fiscal 1997, 11.4% of the Company's revenues were generated from services related to financial services products.

         Telecommunications. The Company expects the demand for teleservices within the telecommunications industry to increase as the industry continues to be deregulated and as the number of products (e.g., long distance, cellular, paging and "800" services) and call features (e.g., call waiting, caller identification and voice mail) increases. On behalf of several telecommunication companies, the Company completed several of these outbound campaigns during the current fiscal year.

         Utilities. The expected deregulation of the public utilities industry has created several opportunities for the Company in fiscal 1997, and it believes that future potential campaigns may emerge in the future.

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

         During fiscal 1997, the Company opened a new call center facility in Delran, NJ, that is capable of handling both outbound and inbound call volume and has been designed utilizing the latest telephony technology. This technology includes client server technology with fully featured PC workstations coupled with Aspect's automated call distributor. In addition, the Company currently operates an inbound customer service center in its Lansdowne, PA, call center facility. During 1997, the Company grew its inbound business by servicing Companies in the telecommunications and financial services industries, in addition to servicing its existing customer base.

Business-to-Business Teleservices

         The Company believes that the dynamics of the business-to-business teleservices marketplace have now changed so as to permit the development of the type of long-term client relationships and large-scale campaigns that have formed the core of the Company's business-to-consumer services. The Company expects that the demand for business-to-business applications will grow, especially among telecommunications and utility companies, as many large companies recognize that telemarketing is a more efficient method of reaching business customers than a field sales force. Growth in the business-to-business teleservices market has the potential for the Company to leverage its existing workstation capacity because such services are provided primarily during the day while business-to-consumer services are provided primarily during the evening. The Company believes that its prior experience in business-to-business teleservices and current expertise in business-to-consumer teleservices position it to take advantage of the growth in this market. Though this business has not grown dramatically during 1997, the Company believes that the business-to-business marketplace is embracing teleservices and opportunities may present themselves in future periods.


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

         A critical element of the Company's effort to build long-term client relationships is its account management program. To improve the effectiveness of the client's program, account managers offer proactive advice and consulting services. The account managers initially provide advice on all aspects of program implementation, including scripting, performance specifications and reporting, and then manage the process on behalf of the client through interaction with each of the Company's internal departments. Periodic internal audits are performed by the account manager to determine compliance with the applicable program specifications. The Company believes that his detailed attention to account management has contributed significantly to retaining clients, expanding business from existing clients and attracting new clients.

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

         Newly-hired TSRs receive an intensive three-day training course that emphasizes modeling and role-playing as well as instruction on effective sales techniques and product knowledge. New TSRs are closely monitored for an initial 30-day period and thereafter receive ongoing coaching and training. As of September 30, 1997, the Company employed 161 licensed insurance agents specializing in the marketing of insurance-related products. These licensed agents receive continuing insurance-related education to comply with applicable state licensing requirements. To further assure the continuity and consistency of management practices, each call center has dedicated recruiting and training personnel who report directly to corporate management. The Company also provides significant ongoing training to its supervisory and management personnel on coaching, counseling and total quality management techniques.

         The Company has developed an innovative compensation and performance recognition plan in order to motivate employees and reduce turnover. The Company generally attempts to target base TSR compensation at higher levels than is paid by other businesses competing for the same labor pool. In addition, the Company offers a benefits package, including health insurance, for qualifying full-time TSRs. For performance recognition, the Company pays cash bonuses to TSRs who achieve sales targets and quality benchmarks and also offers non-cash incentives and creative programs to improve performance and maintain morale. Although it is typical in the teleservices industry for TSRs to be part-time employees, over 69.5% of the Company's TSRs are full-time employees (working at least 33 hours per week). The Company believes that its relatively high proportion of full-time employees provides a more stable workforce and reduces the Company's recruiting and training expenditures. As of September 30, 1997, the Company employed 1,937 persons, of whom more than 1,650 were TSRs. None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be good.

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

  Technology

         The Company was an early user of predictive dialing technology and was an early adopter of centralized management systems. The Company continues to invest strategically in proven systems and software technologies in order to enhance operational efficiency and maintain high quality services. These technologies reduce the cost per call and improve sales and customer service by providing the Company's TSRs and account management personnel with enhanced real-time access to customer and production information. As of September 30, 1997, the Company's management information systems department consisted of 49 technical professionals who maintain, upgrade and expand the Company's systems. The Company's call management and database systems have been designed to ensure quality service to its clients and to provide effective tools for the management of the Company's business.

         The Company uses UNIX-based predictive dialing systems at each call center, which are linked via a wide-area network to network servers at the Company's corporate headquarters. The Company's call center and network systems both use a flexible database architecture permitting the easy sharing of data among users of the system. As a result, the Company's scaleable systems can be configured to work cost-effectively at low and high volumes and permit the efficient addition of capacity. During fiscal 1997, the Company continued to expand its focus and invest its capital in the inbound teleservices marketplace. Its tenth call center, which opened in March, 1997, includes client server technology with fully featured PC workstations coupled with Aspect's automated call distributor and Comverse's digital recording technology.

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


COMPETITION

         The teleservices industry is intensely competitive and the Company's principal competition in its primary markets comes from large teleservices organizations, including APAC TeleServices, Inc., ICT Group, Inc., and SITEL Corporation, to name a few. In addition, the Company competes with the in-house telemarketing operations of many of its clients or potential clients. The Company also competes with direct mail, television, radio and other advertising media, as well as emerging direct marketing channels, such as interactive shopping and data collection through the television, the Internet and other media.

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


GOVERNMENT REGULATION

         Telemarketing sales practices are regulated at both the federal and state level. The Telephone Consumer Protection Act (TCPA) enforced by the FCC, imposes restrictions on unsolicited automated telephone calls to residential telephone subscribers. Under the TCPA and the regulations promulgated thereunder, it is unlawful to initiate telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m., local time at the subscriber's location, or to use automated telephone dialing systems or artificial or prerecorded voices to call certain subscribers. Additionally, the TCPA regulations require telemarketing firms to develop a written policy implementing a "do not call" list and to train its telemarketing personnel to comply with these restrictions. The TCPA creates a right of action for both consumers and state attorneys general. A court may award damages or impose penalties of $500 per violation, which may be trebled for willful or knowing violations. Currently, the Company trains its service representatives to comply with the regulations of the TCPA and programs its call management system to avoid initiating telephone calls during restricted hours or to individuals maintained on the Company's "do not call" list.

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

         The FTC also administers the Telemarketing and Consumer Fraud and Abuse Prevention Act of 1990 (TCFAPA) under which the FTC has issued regulations prohibiting a variety of deceptive, unfair or abusive practices in telemarketing sales. Generally, these rules prohibit misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The regulations also regulate the use of prize promotions in telemarketing to prevent deception and require that a telemarketer identify promptly and clearly the seller on whose behalf the telemarketer is calling, the purpose of the call, the nature of the goods or services offered and, if applicable, that no purchase or payment is necessary to win a prize. The regulations also require that a telemarketer maintain records on various aspects of its business.

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

         The Company also leases all of the facilities used in its call center operations. The Company believes that its existing facilities are suitable and adequate for its current operations, but additional facilities will be required to support growth. As of November 30, 1997, the Company operated the following call centers.

                                                          DATE OF
                             DATE OF        INITIAL     MOST RECENT      CURRENT
LOCATION                     OPENING     WORKSTATIONS    EXPANSION     WORKSTATIONS
--------                     -------     ------------    ---------     ------------
Bryn Mawr, PA(1)            March 1985        15       November 1996       112
Lansdowne, PA(2)          October 1990        80       November 1996       120
Pleasantville, NJ        November 1992        64       February 1996        96
Scranton, PA                 July 1993        64            May 1996        96
Wilkes-Barre, PA            April 1994        64          March 1996        96
Reading, PA              February 1995        64        October 1996        96
Ocean Township, NJ       November 1995        80       November 1996        96
Allentown, PA               April 1996        80           June 1997       106
Harrisburg, PA            October 1996        80          March 1997        96
Delran, NJ                  March 1997       100            May 1997       130
York, PA                     June 1997        80           June 1997        80
                                                                         -----
                                                               TOTAL     1,124
                                                                         =====

(1) Facilities transferred from Wynnewood, PA (the original headquarters) to Bryn Mawr in September 1995.

(2) Includes a 24-seat inbound capability.

         The Company believes that suitable additional or alternative space will be available as needed on commercially reasonable terms.


ITEM 3.   LEGAL PROCEEDINGS

         On September 17, 1997, the Company commenced an arbitration with the American Arbitration Association in Philadelphia, Pennsylvania, against Kipany Productions Ltd. seeking damages of over $1.4 million from Kipany for its breach of contract and unjust enrichment. Kipany responded to the arbitration by filing an action in the United States District Court for the Eastern District of New York, seeking to enjoin the arbitration. That action was transferred to the United States District Court for the Eastern District of Pennsylvania. The Company commenced legal proceedings in the Court of Common Pleas of Montgomery County, Pennsylvania, against Kipany to compel arbitration. The Montgomery County proceedings were subsequently removed to the United States District Court for the Eastern District of Pennsylvania.

         On December 2, 1997, Kipany filed an answer and counterclaims in which it denied all of the Company's allegations and counterclaimed for its alleged damages including "not less than $3 million" for the damage allegedly suffered to its business reputation and its business relationship with two of its customers. The Company and legal counsel believe that Kipany's defenses and counterclaims are frivolous and without merit and will continue to pursue its original claims and to defend vigorously against Kipany's counterclaims.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company are as follows:

NAME                                       AGE        POSITION
----                                       ---        --------
Raymond J. Hansell..............            48        Vice Chairman of the Board and Chief Executive Officer
MarySue Lucci...................            49        Director, President and Chief Operating Officer
Michael J. Scharff..............            51        Executive Vice President
Richard C. Altus................            39        Executive Vice President and Chief Financial Officer
Robert Berwanger................            41        Executive Vice President of Operations
Richard P. Keenan...............            51        Vice President of Sales and Marketing
William D. Mulvihill............            56        Vice President of Account Management
David Clautice..................            55        Vice President of Management Information Systems

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

         Mr. Altus joined the Company as Vice President and Chief Financial Officer in September 1996 and was named an Executive Vice President in February 1997. From April 1996 until he joined the Company, Mr. Altus served as Executive Vice President and Chief Financial Officer of Nobel Education Dynamics, Inc., a provider of child care and elementary education services. From 1988 to March 1996, Mr. Altus served as Vice President of Finance and Chief Financial Officer of GBC Technologies, Inc., a wholesale distributor of computer products. Prior to 1988, he was employed by KPMG Peat Marwick for seven years in various accounting and consulting positions.

         Mr. Berwanger joined the Company as Senior Vice President of Operations in March 1997 and was named an Executive Vice President in December 1997. For 14 years prior to joining the Company, Mr. Berwanger was employed by American Transtech, a wholly-owned teleservices subsidiary of AT&T where he most recently served as Director, New Business Development. Mr. Berwanger's tenure at AT&T included oversight of American Transtech's outbound telemarketing operation, start-up and oversight of a large-scale call center in Canada, and management of the AT&T multi-lingual call centers in San Jose, California.

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


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS

         The Company completed the Initial Public Offering on September 18, 1996 selling 3,220,000 shares of its Common Stock at a price of $12.50 per share. Since the Initial Public Offering, the Company's Common shares have been quoted on the Nasdaq National Market under the symbol "RMHT." Prior to the Initial Public Offering, the Common Shares were not listed or quoted on any organized market system. The following table sets forth for the periods indicated the high and low closing sale prices of the Common Shares as reported on the Nasdaq National Market during the fiscal year ended September 30, 1997.

                                                                                   HIGH             LOW
                                                                                   ----             ---
         Fourth Fiscal Quarter of 1996 (from September  18, 1996)...........      $17.25          $4.88
         First Fiscal Quarter of 1997.......................................      $17.00          $6.13
         Second Fiscal Quarter of 1997......................................      $ 8.25          $5.00
         Third Fiscal Quarter of 1997.......................................      $ 8.50          $4.88
         Fourth Fiscal Quarter of 1997......................................      $ 9.13          $6.25

         As of December 12, 1997, there were 37 shareholders of record of the Common Shares. The Company currently intends to retain future earnings to finance its growth and development and therefore does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's credit facilities restrict the payment of cash dividends by the Company. Payment of any future dividends will depend upon the future earnings and capital requirements of the Company and other factors which the Board of Directors consider appropriate. The Company sold no securities during fiscal 1997.

ITEM 6.   SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Financial Statements of the Company and notes thereto included elsewhere in the Report.

                                                                          YEAR ENDED SEPTEMBER 30,
                                                                          ------------------------
                                                   1993            1994           1995             1996            1997
                                                   ----            ----           ----             ----            ----
                                                                  (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
STATEMENT OF OPERATIONS DATA:
Revenues ...................................     $ 10,292        $ 17,105        $ 25,545        $ 32,316        $45,937
                                                 --------        --------        --------        --------        -------
Operating expenses:
   Cost of services ........................        7,642          13,286          18,210          22,212         31,749
   Selling, general and administrative (1)..        2,076           3,007           5,312           6,669          9,469
   Special bonuses (2) .....................           --              --              --           6,087             --
                                                 --------        --------        --------        --------        -------
               Total operating expenses ....        9,718          16,293          23,522          34,968         41,218
                                                 --------        --------        --------        --------        -------
Operating income (loss) ....................          574             812           2,023          (2,652)         4,719
Interest income (expense) (3) ..............         (137)           (170)           (261)         (1,893)           473
                                                 --------        --------        --------        --------        -------
Income (loss) before income taxes and
   extraordinary item ......................          437             642           1,762          (4,545)         5,192
Income taxes (benefit) (4) .................           --              40              21          (1,222)         1,825
                                                 --------        --------        --------        --------        -------
Income (loss) before extraordinary item ....          437             602           1,741          (3,323)         3,367
Extraordinary item, net of taxes (5) .......           --              --              --             582             --
                                                 --------        --------        --------        --------        -------
               Net income (loss) ...........          437             602           1,741          (3,905)         3,367
Preferred stock dividends ..................           --              --              --             308             --
                                                 --------        --------        --------        --------        -------
Net income (loss) available to Common
   shareholders (4) ........................     $    437        $    602        $  1,741        $ (4,213)       $ 3,367
                                                 ========        ========        ========        ========        =======

Earnings per share .........................           --              --              --              --        $   .41
                                                                                                                 =======

Pro forma loss per common share:  (i)
Pro forma  loss before extraordinary item ..                                                     $ ( .68)
Extraordinary item, net of taxes ...........                                                        (.12)
                                                                                                 -------
Pro forma loss .............................                                                     $ (. 80)
                                                                                                 -------

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

                                                                               SEPTEMBER 30,
                                                            ----------------------------------------------------
                                                              1993       1994       1995      1996        1997
                                                              ----       ----       ----      ----        ----
                                                                           (AMOUNTS IN THOUSANDS)
BALANCE SHEET DATA:
Working capital                                             $  282     $  829     $1,061    $12,899    $17,384
Total assets                                                 3,743      5,576      8,757     22,555     25,286
Long-term debt, less current maturities                         20        355        592        ---        ---
Capitalized lease obligations, less current maturities         525        623        436          2        ---
Loans payable to shareholders                                  125        125        133        ---        ---
Shareholders' equity                                         1,325      1,927      3,668     18,315     21,683

(1) Selling, general and administrative expenses include Founders' compensation of $386,000, $660,000, $766,000, $598,000 and $400,000 for
         fiscal 1993 through fiscal 1997, respectively.

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

(4) The Company operated as an S Corporation for income tax purposes since April 1, 1990 and terminated such status in connection with the Recapitalization. See Item 13 "Certain Relationships and Related Transactions" (as incorporated by reference to the Registrant's proxy statement for the 1997 Annual Meeting) and Note 7 of Notes to Financial Statements, for information concerning computation and relizability of the net operating loss carry forward generated in fiscal 1996.

(5) The $582,000 extraordinary expense, net of an income tax benefit, represents the write-off of certain deferred financing costs associated with the early extinguishment of bank indebtedness.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

         The following discussion of the Company's historical results of operations and its liquidity and capital resources should be read in conjunction with "Selected Financial Information" and the Financial Statements of the Company and Notes thereto appearing elsewhere in this document.

         From time-to-time, the Company may publish statements which are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provided a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to: (i) reliance on principal client relationships in the insurance and financial services industry; (ii) fluctuations in quarterly results of operations due to the timing of clients' telemarketing campaigns, the timing of opening of new call centers and expansion of existing call centers and changes in competitive conditions affecting the telemarketing industry; (iii) difficulties of managing growth profitably; (iv) dependence on the services of the Company's executive officers and other key operations and technical personnel; (v) changes in the availability of qualified employees (vi) performance of its automated call- processing systems and other technological factors; (vii) reliance on independent long-distance companies; (viii) changes in government regulations affecting the teleservices and telecommunications industries; (ix) competition from other outside providers of teleservices and in-house telemarketing operations of existing and potential clients; and (x) competition from providers of other marketing formats, such as existing formats such as direct mail and emerging strategies such as interactive shopping and marketing over the Internet.


OVERVIEW

         The Company is a leading provider of outbound and inbound teleservices to major corporations in the insurance, financial services, telecommunications, and utility industries. Founded in 1983 by Raymond J. Hansell and MarySue Lucci to provide direct marketing and sales consulting, the Company opened its first call center focusing on business-to-business teleservices in 1985 to support the marketing efforts of its consulting customers. By the late 1980s, outbound business-to-consumer teleservices had become the predominant business of the Company. On May 24, 1996, the Company completed the Recapitalization which included the purchase of a significant equity interest in the Company by Advanta Partners LP. On September 24, 1996 the Company completed the Initial Public Offering from which it realized proceeds, after the deduction of underwriting discounts and commissions of $37,448,600. Concurrently with the Initial Public Offering, the Company issued an aggregate of 400,000 shares of the Company Common Stock in exchange for all of the outstanding Series A Preferred Stock and a 6% Founders Note and redeemed an aggregate of 6,500,000 shares of Series B Preferred Stock held by Advanta Partners and Glengar.

         The Company's business has grown rapidly, resulting in increases in revenues and operating income (exclusive of any special compensation expenses and one-time charges) during each of the last three fiscal years. The increase in revenues from $25.5 million in fiscal 1995 to $45.9 million in fiscal 1997, has largely been driven by increases in call volumes from existing clients, primarily in the insurance industry, coupled with the development of new clients primarily in the financial services and telecommunications industry. There is no assurance that the Company will be able to maintain its historical profit margins, which may be adversely affected by, among other factors, the pricing of such business and additional technological and other costs involved in servicing such business. Operating income increased from $2,023,000 or 7.9% of revenues in fiscal 1995 to $4,719,000 or 10.3% of revenues in fiscal 1997.

         The increase in operating income (exclusive of any special compensation expenses and one-time charges) over the three-year period resulted from both the growth in revenues and the reduction in cost of services as a percentage of revenues. Cost of services, which primarily consists of labor, telephone and other call center-related operating and support expenses, declined from 71.3% of revenues in fiscal 1995 to 69.1% of revenues in fiscal 1997. These costs have decreased as a percentage of revenues as the Company has expanded its call center locations to lower cost geographic areas, improved its operating efficiencies, negotiated more favorable long distance rates and maintained its hourly wage rates over this time period. In 1997, Cost of Services increased as a percentage of revenues compared with 1996 as the factors causing Cost of Services to decline were offset by pricing pressures and the costs of opening new call centers that were under utilized in 1997. Selling, general and administrative expenses are comprised principally of corporate expenses, including management, sales and marketing activities, account management services, accounting and finance, human resources, information services and other administrative costs.

         The Company was subject to taxation under Subchapter S of the Internal Revenue Code of 1986, as amended, from April 1, 1990 to May 24, 1996. As a result, the net income of the Company, for federal and certain state tax purposes, was taxed directly to the Company's Founders rather than the Company. Upon completion of the Recapitalization, the Company terminated its Subchapter S status. In fiscal 1996, certain charges were incurred in connection with the Recapitalization of the Company and the Initial Public Offering. As a result of these charges the Company incurred a net operating loss for fiscal 1996. In accordance with the provisions of SFAS 109, a calculation as to the realizability of the net operating loss carry forward was made for the purposes of taking into account the Company's ability to generate sufficient taxable income and thereby realize the benefit of the net operating loss prior to its expiration. As a result of this analysis, the Company recorded a deferred tax asset of $1,112,000 in fiscal 1996.


RESULTS OF OPERATIONS

         The following table sets forth statements of operations and other data as a percentage of revenues from services provided by the Company for the periods indicated:

                                                                              YEAR ENDED SEPTEMBER 30,
                                                                              ------------------------
                                                                            1995         1996         1997
                                                                            ----         ----         ----
Revenues                                                                  100.0%       100.0%        100.0%
                                                                          -----        -----         -----
Operating expenses:
   Cost of services                                                        71.3         68.8          69.1
   Selling, general and administrative (1)                                 20.8         20.6          20.6
   Special bonuses (2)                                                      ---         18.8           ---
                                                                         ------       ------       -------
Total operating expense                                                    92.1        108.2          89.7
                                                                         ------       ------       -------
Operating income (loss)                                                     7.9         (8.2)         10.3
Interest income (expense) (3)                                              (1.0)        (5.9)          1.0
                                                                         ------       ------       -------
Income (loss) before income tax (benefit) and extraordinary item            6.9        (14.1)         11.3
Income taxes (benefit)                                                       .1         (3.8)          4.0
Extraordinary item, net of tax benefit (4)                                  ---          1.8           ---
Net income (loss)                                                           6.8%       (12.1)%         7.3%
                                                                         ======       ======       =======

-------------------------

(1) Compensation to Founders represents approximately 3%, 2% and 1% of revenues for fiscal 1995, fiscal 1996 and fiscal 1997, respectively.

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


FISCAL YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1996

         Revenues. Revenues increased to $45.9 million in fiscal 1997 from $32.3 in fiscal 1996, an increase of $13.6 million or 42.1%. Of such increase in revenues, approximately $9.0 million was attributable to increased calling volumes from existing clients, $4.5 million to new clients in the telecommunications industry, $1.7 million to new clients in the financial services industry and $800,000 to new clients in other industries, which together offset any decreases in revenues from other existing clients. To meet the demands of increased call volumes, the Company added a total of 364 workstations during the year, spread across three new call centers in Harrisburg, PA, Delran, NJ, and York, PA, and expanded capacity in three existing call centers by 58 workstations.

         Cost of Services. Cost of services increased to $31.7 million in fiscal 1997 from $22.2 million in fiscal 1996. As a percentage of revenues, cost of services increased to 69.1% in fiscal 1997 from 68.8% in fiscal 1996. This increase was the result of specific pricing pressures incurred in its insurance business coupled with the costs of opening three new call centers, during the year, which were less than fully utilized over the twelve-month period. The Company anticipates that cost of services, as a percentage of revenues, may increase during the next year to the degree that large volume opportunities warrant the Company offering appropriate pricing discounts, to the extent that the Company requires a longer period of time to generate acceptable levels of utilization at its new call centers, and/or the Company experiences upward pressures on hourly wages as a result of tighter or more competitive labor markets.

         Selling, General, and Administrative. Selling, general and administrative expenses increased to $9.5 million in fiscal 1997 from $6.7 million in fiscal 1996. As a percentage of revenues, selling, general and administrative expenses remained fixed at 20.6% during fiscal years 1997 and 1996. The dollar increase was primarily the result of increasing staffing and operating costs required to support both the growth in the Company's revenues and the on-going requirements of its customers with respect to technology and programming requirements.

         Interest Income (Expense). Interest income was $473,000 for fiscal 1997 and was earned by investing the remaining proceeds of the Company's initial public offering in short term investments. Interest expense was $1,893,000 for fiscal 1996 of which $1,625,000 relates to certain interest incurred as a result of the Company's Recapitalization and interest paid on the Founders' Note.

         Income Tax Expense (Benefit). Income tax expense was $1.8 million for fiscal 1997 and represents income taxes based upon its effective tax rate. This tax rate is reflective of both the federal tax rate in effect and those state tax rates in effect where the Company does business coupled with certain tax planning strategies implemented in fiscal 1996. During 1996, the Company generated a net operating loss carry forward. In accordance with SFAS 109, a calculation as to the realizability of the net operating loss carry forward was made for purposes of taking into account the Company's ability to generate sufficient taxable income and thereby realize the benefit of the net operating loss prior to its expiration. As a result of this analysis, the Company recorded a tax benefit of $1,549,000 in fiscal 1996.

FISCAL YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1995

         Revenues. Revenues increased to $32.3 million in fiscal 1996 from $25.5 million in fiscal 1995, an increase of $6.8 million or 26.5%. Of such increase in revenues, approximately $4 million was attributable to increased calling volumes from existing clients, $1.2 million to new clients in the financial services industry and $1.6 million to new clients in the telecommunications industry. To meet the demands of increased call volumes, the Company added a new 80-workstation call center in November 1995 and another 80-workstation call center in April 1996 and expanded capacity in four existing call centers by an aggregate of 64 workstations during February, March and May 1996, respectively. Additionally, in October 1996, the Company added a new 80-workstation call center in Harrisburg, PA.

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

         Interest Expense. Interest expense rose to $1,893,000 for fiscal 1996 from $261,000 in fiscal 1995. Of such increase, $1,177,000 relates to interest expense on the Founders' Note, $448,000 reflects interest on debt incurred in connection with the Recapitalization, and $7,000 reflects the financing of equipment purchases related primarily to the opening of two additional call centers and the expansion of four other call centers.

         Income Tax Benefit. During 1996 the Company generated a net operating loss carry-forward. In accordance with SFAS 109, a calculation as to the realizability of the net operating loss carry forward was made for purposes of taking into account the Company's ability to generate sufficient taxable income and thereby realize the benefit of the net operating loss prior to its expiration. As a result of this analysis, the Company recorded a tax benefit of $1,549,000 in fiscal 1996.

         Extraordinary Item. On September 30, 1996 the Company incurred an extraordinary loss of $582,000, net of taxes, on the early extinguishment of bank indebtedness.

               In 1995 the Company was an S Corporation for Federal and Pennsylvania income tax purposes and, accordingly, income was passed through to the shareholders and taxed at the individual level. The Company was not an S Corporation in New Jersey, and therefore charged against income $21,000 for such taxes.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of liquidity have been cash flow from operations and borrowings under its credit facilities. These funds, combined with borrowings under capitalized lease obligations, have provided the liquidity to finance the growth of the Company.

           On September 24, 1996 the Company completed an initial public offering and raised net proceeds of approximately $37.4 million. The Company used approximately $27.9 million of these proceeds to repay all bank indebtedness, redeem its Series B Preferred Stock and pay the Special Bonuses. The remaining $9.5 has been and will continue to be used for working capital and general corporate purposes. Upon completion of the Company's initial public offering, the Founders exchanged the Series A Preferred Stock and the Founders' Note for 400,000 shares of Common Stock.

         On March 21, 1997, the Company entered into a new $4 million line of credit facility (the "Credit Line") with PNC Bank (the "Bank"). The Credit Line replaces the Company's former Term Loan and Credit Facility originated in conjunction with the Recapitalization. The Credit Line expires on April 1, 1998, or such later date, if extended by the Bank, and outstanding balances bear interest either at the Company's option at the LIBOR rate plus 95 basis points or at the Bank's prime rate minus fifty basis points. The Credit Line is secured by all of the assets of the Company and contains financial covenants and certain restrictions on the Company" ability to incur additional debt or dispose of its assets. As of September 30, 1997, the Company had no draws outstanding on the Credit Line.

         This Credit Line compares favorably with the former Term Loan and Credit Facility which bore interest at either the LIBOR rate plus 250 to 300 basis points or the prime rate plus 100 to 150 basis points and required an annual fee of $15,000 and an annual commitment fee of one-half of 1% on the average unused portion of the Revolver. Although total borrowing capability is $4 million under the Company's Credit Line versus $6 million under its former revolver, the Company believes that the existing line will be sufficient to finance its current operations at least through the end of fiscal 1998.

         Under a separate agreement dated February 22, 1997, with PNC Leasing Corporation, the Company has up to $6 million available for purposes of leasing call center equipment. The $6 million commitment expires on December 31, 1997, and requires that such leases meet the accounting definition of an operating lease with rent to be paid over a period not to exceed sixty months. As of September 30, 1997, the Company has financed $3.2 million of equipment purchases under this facility.

         Cash provided by operating activities was approximately $2.5 million for the fiscal year ended 1997 compared to cash used by operations of $1.7 million for the same period in 1996. The $2.5 million in cash provided by operations in 1997, as compared to the cash used of $1.7 million in 1996, was the result of the Company's net income in 1997 being further increased by certain non-cash charges which were then partially offset by the Company's growth in accounts receivable coupled with its decrease in accounts payable.

         The Company's teleservices operations will continue to require significant capital expenditures. Capital expenditures, including capitalized leases, in applicable periods, were $2.4 million in fiscal 1995, $2.9 million in fiscal 1996, and $1.1 million in fiscal 1997. The Company expects to spend approximately $4.0 million on capital expenditures in fiscal 1998, primarily for the enhancement of technology used throughout its call center operations and, if warranted, additional call center expansion. However, in conjunction with such expenditures, the Company is evaluating certain lease versus buy decisions and may decide to lease such assets under operating leases.

         The Company believes that funds generated from operations, together with the remaining proceeds of its initial public offering and available credit under the credit line, will be sufficient to finance its current operations and planned capital expenditures at least through fiscal 1998.

QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth statement of operations data for each of the four quarters of fiscal 1996 and 1997, as well as such data expressed as a percentage of revenues. This quarterly information is unaudited, but has been prepared on a basis consistent with the audited Financial Statements of the Company presented elsewhere and, in the Company's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented.
 The results for any quarter are not necessarily indicative of results for any future period.

                                                                    QUARTER ENDED
                                           ----------------------------------------------------------------------------------------
                                           DEC. 31,    MAR. 31,    JUNE 30,    SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,  SEPT. 30,
                                             1995        1996        1996        1996        1996       1997       1997      1997
                                           --------    --------    --------    ---------   --------   --------   --------  ---------
                                                                             (AMOUNTS IN THOUSANDS)

Revenues ..............................    $ 7,278     $ 7,506     $ 8,778     $  8,754     $9,749    $11,322    $12,698    $12,168
                                           -------     -------     -------     --------     ------    -------    -------    -------
Operating expenses:
     Cost of services .................      5,127       5,309       5,889        5,887      6,623      7,580      8,858      8,688
     Selling, general and admin .......      1,575       1,545       1,688        1,861      2,032      2,437      2,553      2,447
     Special bonuses ..................         --          --          --        6,087         --         --         --         --
                                           -------     -------     -------     --------     ------    -------    -------    -------
            Total operating expenses ..      6,702       6,854       7,577       13,835      8,655     10,017     11,411     11,135
                                           -------     -------     -------     --------     ------    -------    -------    -------
Operating income  (loss) ..............        576         652       1,201       (5,081)     1,094      1,305      1,287      1,033
Interest income (expense) .............        (75)        (71)       (227)      (1,520)       111        102        133        127
                                           -------     -------     -------     --------     ------    -------    -------    -------
Income  (loss)  before  income
     taxes (benefit) ..................    $   501     $   581     $   974     $ (6,601)    $1,205    $ 1,407    $ 1,420    $ 1,160
                                           =======     =======     =======     ========     ======    =======    =======    =======

                                                                     QUARTER ENDED
                                         ------------------------------------------------------------------------------------
                                         DEC. 31,    MAR. 31,   JUNE 30,  SEPT. 30,   DEC. 31,  MAR. 31,  JUNE 30,  SEPT. 30,
                                           1995       1996        1996      1996        1996      1997      1997      1997
                                           -----      -----      -----      -----      -----     -----     -----     -----
Revenues ..............................    100.0%     100.0%     100.0%     100.0%     100.0%    100.0%    100.0%    100.0%
                                           -----      -----      -----      -----      -----     -----     -----     -----
Operating expenses:
     Cost of services .................     70.5       70.7       67.1       67.2       67.9      67.0      69.8      71.4
     Selling, general and admin .......     21.6       20.6       19.2       21.3       20.8      21.5      20.1      20.1
     Special bonuses ..................       --         --         --       69.5         --        --        --        --
                                           -----      -----      -----      -----      -----     -----     -----     -----
            Total operating expenses ..     92.1       91.3       86.3      158.0       88.7      88.5      89.9      91.5
                                           -----      -----      -----      -----      -----     -----     -----     -----
Operating income  (loss) ..............      7.9        8.7       13.7      (58.0)      11.3      11.5      10.1       8.5
Interest income (expense) .............     (1.0)      (1.0)      (2.6)     (17.4)       1.1        .9       1.1       1.0
                                           -----      -----      -----      -----      -----     -----     -----     -----
Income  (loss)  before  income
     taxes (benefit) ..................      6.9%       7.7%      11.1%     (75.4)%     12.4%     12.4%     11.2%      9.5%
                                           =====      =====      =====      =====      =====     =====     =====     =====


         The Company has experienced and expects to continue to experience quarterly variations in operating results, principally as a result of the timing of clients' telemarketing campaigns, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company's revenue mix, the timing of the opening of call centers or expansion of existing centers, the timing of additional selling, general and administrative expenses and competitive conditions in the teleservices industry. While the effects of seasonality on the Company's business have historically been obscured by its growing revenues, the Company's business tends to be slower in the fourth quarter of its fiscal year due to a certain segment of its workforce turning over coupled with a slowdown in client marketing programs during the summer months.

         In connection with the Initial Public Offering, the Company incurred certain pre-tax charges of approximately $8.2 million in the quarter ended September 30, 1996. These charges consist of the Special Bonuses and related payroll taxes of $6,087,000 million paid to the Founders pursuant to their employment agreements, interest expense on the Founders' Note of approximately $1,177,000 and an extraordinary charge of approximately $909,000 resulting from the early extinguishment of the Term Loan. These charges caused the Company to incur a net loss for the quarter and for fiscal 1996.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary financial information specified by this Item, together with the Reports of the Company's independent accountants thereon, are included in this Annual Report on Form 10-K on pages F-1 through F-19 below.


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


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item with respect to the directors of the Company is incorporated herein by reference to the information set forth in the Registrant's 1998 Proxy Statement (the "Proxy Statement"). The information required by the Item with respect to executive officers of the Company is furnished in a separate item captioned "Executive Officers of the Company" and included in Part I of this Annual Report on Form 10-K.


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


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  DOCUMENTS FILED AS A PART OF THIS REPORT:

         (1)  Financial Statements.                                                        Page
                                                                                           ----
              Reports of Independent Accountants............................................F-1
              Consolidated Balance Sheets...................................................F-2
              Consolidated Statements of Operations.........................................F-3
              Consolidated Statements of Shareholders' Equity ..............................F-4
              Consolidated Statements of Cash Flows.........................................F-5
              Notes to Consolidated Financial Statements....................................F-6

         (2)  Financial Statement Schedules.

              Schedule II - Valuation & Qualifying Accounts for the Three Years Ended September 30, 1997

          Column A            Column B                 Column C                 Column D                Column E
          --------            --------                 --------                 --------                --------

                             Balance at               Additions                                        Balance at
                             Beginning                Charged to                                         End of
                             of Period                 Expense               Deductions (1)              Period
                             ---------                 -------               ----------                  ------
Allowance for
doubtful accounts:

September 30, 1997             $10,000                  $27,000             $        -                  $37,000
September 30, 1996             $47,000                  $38,000                  $75,000                $10,000
September 30, 1995             $ 3,000                  $44,000             $        -                  $47,000


(1) Represents accounts written off against the allowance.

         (3)  Exhibits

              See attached

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RMH TELESERVICES, INC.



Dated:  December  15, 1997      By: /s/ Raymond J. Hansell
                                    --------------------------------------------
                                    Raymond J. Hansell
                                    Vice-Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       SIGNATURES                                TITLE                                  DATE
       ----------                                -----                                  ----

/s/  MarySue Lucci
----------------------------
       MarySue Lucci                           President                         December 15, 1997

/s/ Richard C. Altus
----------------------------
       Richard C. Altus                        Chief Financial Officer           December 15, 1997
                                               (principal Financial and
                                               Accounting Officer


/s/ William A. Rosoff
----------------------------
       William A. Rosoff                       Chairman                          December 15, 1997




----------------------------
       Derek Lubner                            Director                          December 15, 1997



/s/ Gary Neems
----------------------------
       Gary Neems                              Director                          December 15, 1997



/s/ Herbert Kurtz
----------------------------
       Herbert Kurtz                           Director                          December 15, 1997



/s/ David P. Madigan
----------------------------
       David P. Madigan                        Director                          December 15, 1997


                     RMH TELESERVICES, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                            Page


Report of Independent Public Accountants

Consolidated Balance Sheets - September 30, 1997 and 1996

Consolidated Statements of Operations - For the Years
Ended September 30, 1997, 1996 and 1995

Consolidated Statements of Shareholders' Equity - For the
Years Ended September 30, 1997, 1996 and 1995

Consolidated Statements of Cash Flows - For the Years
Ended September 30, 1997, 1996 and 1995

Notes to Consolidated Financial Statements

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To RMH Teleservices, Inc.:

We have audited the accompanying consolidated balance sheets of RMH Teleservices, Inc. (a Pennsylvania corporation) and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMH Teleservices, Inc. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.



                                                            ARTHUR ANDERSEN LLP


Philadelphia, Pennsylvania
   December 5, 1997

                     RMH TELESERVICES, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS




                                                                       September 30
                                                          ------------------------------------
                         ASSETS                                  1997                1996
                                                          ----------------    ----------------

CURRENT ASSETS:
   Cash and cash equivalents                              $      6,882,000    $     10,047,000
   Marketable securities                                         5,135,000              --
   Accounts receivable, net of allowance for doubtful
     accounts of $37,000 and $10,000                             7,926,000           5,549,000
   Prepaid expenses and other current assets                       755,000             328,000
   Deferred income taxes                                            --               1,112,000
                                                          ----------------    ----------------
         Total current assets                                   20,698,000          17,036,000
                                                          ----------------    ----------------



PROPERTY AND EQUIPMENT:
   Communications and computer equipment                         7,198,000           7,273,000
   Furniture and fixtures                                        1,354,000           1,112,000
   Leasehold improvements                                          802,000             509,000
                                                          ----------------    ----------------
                                                                 9,354,000           8,894,000
   Less- Accumulated depreciation and amortization
                                                                (4,878,000)         (3,439,000)
         Net property and equipment                              4,476,000           5,455,000
                                                          ----------------    ----------------



    OTHER ASSETS                                                   112,000              64,000
                                                          ----------------    ----------------

                                                          $     25,286,000    $     22,555,000
                                                          ================    ================


                                                                       September 30
                                                          ------------------------------------
          LIABILITIES AND SHAREHOLDERS' EQUITY                   1997                1996
                                                          ----------------    ----------------
CURRENT LIABILITIES:
   Current portion of capitalized lease obligations
                                                          $          8,000    $         46,000
   Accounts payable                                                583,000           1,682,000
   Accrued expenses                                              2,379,000           2,409,000
   Deferred income taxes                                           344,000              --
                                                          ----------------    ----------------
         Total current liabilities                               3,314,000           4,137,000
                                                          ----------------    ----------------


CAPITALIZED LEASE OBLIGATIONS                                       --                   2,000
                                                          ----------------    ----------------

DEFERRED INCOME TAXES                                              289,000             100,000
                                                          ----------------    ----------------

COMMITMENTS AND CONTINGENCIES       (Note 8)

SHAREHOLDERS' EQUITY:
   Preferred stock, $1 par value, 10,000,000 shares
     authorized, none issued and outstanding
                                                                    --                  --
   Common stock, no par value, 20,000,000 shares
     authorized, 8,120,000 shares issued and
     outstanding                                                48,638,000          48,638,000
   Common stock warrant outstanding                                450,000             450,000
   Accumulated deficit                                         (27,405,000)        (30,772,000)
                                                          ----------------    ----------------
         Total shareholders' equity                             21,683,000          18,316,000
                                                          ----------------    ----------------
                                                          $     25,286,000    $     22,555,000
                                                          ================    ================


             The accompanying notes are an integral part of these statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  For the Year Ended
                                                                                     September 30
                                                                ----------------------------------------------------------
                                                                       1997                 1996                 1995
                                                                ---------------      ----------------     ----------------
REVENUES                                                        $    45,937,000      $     32,316,000     $     25,545,000
                                                                ---------------      ----------------     ----------------
OPERATING EXPENSES:
   Cost of services                                                  31,749,000            22,212,000           18,210,000
   Selling, general and administrative                                9,469,000             6,669,000            5,312,000
   Special bonuses                                                       --                 6,087,000               --
                                                                ---------------      ----------------     ----------------
         Total operating expenses                                    41,218,000            34,968,000           23,522,000
                                                                ---------------      ----------------     ----------------
         Operating income (loss)                                      4,719,000            (2,652,000)           2,023,000
INTEREST INCOME (EXPENSE)                                               473,000            (1,893,000)            (261,000)
                                                                ---------------      ----------------     ----------------
         Income (loss) before income taxes (benefit) and
            extraordinary item                                        5,192,000            (4,545,000)           1,762,000
INCOME TAXES (BENEFIT)                                                1,825,000            (1,222,000)              21,000
                                                                ---------------      ----------------     ----------------
         Income (loss) before extraordinary item                      3,367,000            (3,323,000)           1,741,000
EXTRAORDINARY LOSS ON EARLY
EXTINGUISHMENT OF DEBT, net of $327,000   tax benefit
                                                                         --                   582,000               --
                                                                ---------------      ----------------     ----------------
NET INCOME (LOSS)                                                     3,367,000            (3,905,000)           1,741,000
PREFERRED STOCK DIVIDENDS                                                --                   308,000               --
                                                                ---------------      ----------------     ----------------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS
                                                                $     3,367,000      $     (4,213,000)    $      1,741,000
                                                                ===============      ================     ================
NET INCOME PER SHARE                                            $           .41
                                                                ===============
WEIGHTED AVERAGE SHARES OUTSTANDING (Note 2)
                                                                      8,262,000
                                                                ===============
PRO FORMA DATA (Note 2):
Historical loss before income tax benefit and
  extraordinary item                                                                 $     (4,545,000)
  Pro forma income tax benefit                                                             (1,636,000)
Extraordinary item, net of tax                                                                582,000
Preferred stock dividends                                                                     308,000
Pro forma net loss available to Common shareholders
                                                                                     $     (3,799,000)
                                                                                     ================
Pro forma loss per Common share-
   Pro forma loss before extraordinary item                                          $           (.68)
   Extraordinary item                                                                            (.12)
                                                                                     ----------------
   Pro forma net loss                                                                $           (.80)
                                                                                     ================
Shares used in computing pro forma net loss per Common share                                4,749,000
                                                                                     ================





        The accompanying notes are an integral part of these statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                     Class A Voting                    Class B Non-Voting
                                                                      Common Stock                        Common Stock
                                                               -----------------------------     -----------------------------
                                                                  Shares           Amount           Shares            Amount
                                                               ------------     ------------     ------------     ------------

BALANCE, SEPTEMBER 30, 1994                                      10,000,000     $     80,000               --     $         --
   Net income                                                            --               --               --               --
                                                               ------------     ------------     ------------     ------------

BALANCE, SEPTEMBER 30, 1995                                      10,000,000           80,000               --               --
   Distribution of accounts receivable                                   --               --               --               --
   Sale of Class A and Class B Common stock                       1,720,427        3,279,000        1,279,573        2,438,000
   Redemption of Class A Common stock                            (8,500,000)         (68,000)              --               --
   Reclassification of Redeemable Class A
     Common stock outside of shareholders' equity                (1,500,000)         (12,000)              --               --
   Cancellation of redemption features of warrant                        --               --               --               --
   Conversion of Redeemable Class A Common stock to Class A
     Common stock                                                 1,500,000        2,865,000               --               --
   Conversion of Class B to Class A Common stock                  1,279,573        2,438,000       (1,279,573)      (2,438,000)
   Conversion of Series A Preferred stock to Common stock
                                                                     80,000          539,000               --               --
   Conversion of Founders' Note to Common stock                     320,000        3,200,000               --               --
   Initial public offering of Common stock,
     net of expenses                                              3,220,000       36,317,000               --               --
   Redemption of Series B Preferred stock                                --               --               --               --
   Net loss                                                              --               --               --               --
   Dividends on Series A and Series B Preferred stock                    --               --               --               --
                                                               ------------     ------------     ------------     ------------

BALANCE, SEPTEMBER 30, 1996                                       8,120,000       48,638,000               --               --
   Net income                                                            --               --               --               --
                                                               ------------     ------------     ------------     ------------

BALANCE, SEPTEMBER 30, 1997                                       8,120,000     $ 48,638,000               --     $         --
                                                               ============     ============     ============     ============





                                                                 Common          Retained           Total
                                                                  Stock          Earnings       Shareholders'
                                                                 Warrants       (Deficit)           Equity
                                                               ------------    ------------     ------------


BALANCE, SEPTEMBER 30, 1994                                    $         --    $  1,847,000     $  1,927,000
   Net income                                                            --       1,741,000        1,741,000
                                                               ------------    ------------     ------------

BALANCE, SEPTEMBER 30, 1995                                              --       3,588,000        3,668,000
   Distribution of accounts receivable                                   --      (4,600,000)      (4,600,000)
   Sale of Class A and Class B Common stock                              --              --        5,717,000
   Redemption of Class A Common stock                                    --     (20,068,000)     (20,136,000)
   Reclassification of Redeemable Class A
     Common stock outside of shareholders' equity                        --      (2,853,000)      (2,865,000)
   Cancellation of redemption features of warrant                   450,000              --          450,000
   Conversion of Redeemable Class A Common stock to Class A
     Common stock                                                        --              --        2,865,000
   Conversion of Class B to Class A Common stock                         --              --               --
   Conversion of Series A Preferred stock to Common stock
                                                                         --              --          539,000
   Conversion of Founders' Note to Common stock                          --              --        3,200,000
   Initial public offering of Common stock,
     net of expenses                                                     --              --       36,317,000
   Redemption of Series B Preferred stock                                --      (2,626,000)      (2,626,000)
   Net loss                                                              --      (3,905,000)      (3,905,000)
   Dividends on Series A and Series B Preferred stock                    --        (308,000)        (308,000)
                                                               ------------    ------------     ------------

BALANCE, SEPTEMBER 30, 1996                                         450,000     (30,772,000)      18,316,000
   Net income                                                            --       3,367,000        3,367,000
                                                               ------------    ------------     ------------

BALANCE, SEPTEMBER 30, 1997                                    $    450,000    $(27,405,000)    $ 21,683,000
                                                               ============    ============     ============



        The accompanying notes are an integral part of these statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  For the Year Ended
                                                                                     September 30
                                                                      ----------------------------------------------
                                                                          1997             1996            1995
                                                                      ------------     ------------     ------------

OPERATING ACTIVITIES:
   Net income (loss)                                                  $  3,367,000     $ (4,213,000)    $  1,741,000
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
       Depreciation and amortization                                     1,439,000        1,089,000          786,000
       Deferred income taxes                                             1,645,000       (1,021,000)          21,000
       Extraordinary loss on early extinguishment of debt, net                  --          582,000               --
       Imputed interest and dividends                                           --          186,000               --
       Amortization of deferred financing costs                                 --           10,000               --
       Imputed interest on Founders' Note                                       --        1,136,000               --
       Loss on disposal of equipment                                            --               --           73,000
       Changes in operating assets and liabilities--
        Accounts receivable                                             (2,377,000)      (1,100,000)      (1,784,000)
        Prepaid expenses and other current assets                         (427,000)        (145,000)         (18,000)
        Other assets                                                       (48,000)          41,000          (22,000)
        Accounts payable                                                (1,099,000)         555,000          332,000
        Accrued expenses                                                   (30,000)       1,203,000          593,000
                                                                      ------------     ------------     ------------
         Net cash provided by (used in) operating activities             2,470,000       (1,677,000)       1,722,000
                                                                      ------------     ------------     ------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                  (1,118,000)      (2,775,000)      (2,197,000)
   Purchases of marketable securities                                   (6,135,000)              --               --
   Maturities of marketable securities                                   1,000,000               --               --
                                                                      ------------     ------------     ------------

         Net cash used in investing activities                          (6,253,000)      (2,775,000)      (2,197,000)
                                                                      ------------     ------------     ------------

FINANCING ACTIVITIES:
   Net borrowings (repayments) on lines of credit                               --         (975,000)         275,000
   Proceeds from long-term debt                                                 --       15,100,000          500,000
   Repayments on long-term debt                                                 --      (15,897,000)        (183,000)
   Repayments on capitalized lease obligations                             (40,000)        (848,000)        (312,000)
   Proceeds from refinanced equipment                                      658,000               --               --
   Deferred financing costs                                                     --         (505,000)              --
   Borrowings from Founders                                                     --        1,006,000            5,000
   Repayments to Founders                                                       --       (1,105,000)              --
   Proceeds from sale of Preferred and Common stock                             --        9,500,000               --
   Redemption of Common stock                                                   --      (17,112,000)              --
   Distribution to Founders                                                     --       (4,600,000)              --
   Redemption of Preferred stock                                                --       (6,500,000)              --
   Net proceeds from initial public offering                                    --       36,317,000               --
   Dividends paid                                                               --         (204,000)              --
                                                                      ------------     ------------     ------------
         Net cash provided by financing activities                         618,000       14,177,000          285,000
                                                                      ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                        (3,165,000)       9,725,000         (190,000)
CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR                                                  10,047,000          322,000          512,000
                                                                      ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $  6,882,000     $ 10,047,000     $    322,000
                                                                      ============     ============     ============


The accompanying notes are an integral part of these statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997



1.   BACKGROUND:

RMH Teleservices, Inc. (the Company) provides outbound and inbound teleservices to major corporations in the insurance, financial services, telecommunications and utilities industries. The Company was founded in 1983 by two individuals (the Founders). On May 24, 1996, the Company completed a leveraged recapitalization (the Recapitalization) pursuant to which a portion of the Common stock owned by the Founders was redeemed and two investors (the Investors) purchased Preferred and Common stock (see Note 3). These transactions were accounted for as a sale of newly issued stock by the Company and a redemption of previously outstanding shares. Accordingly, the historical bases of the Company's assets and liabilities have been retained.

On September 18, 1996, the Company completed an initial public offering of 3.2 million shares of Common stock, raising net proceeds of approximately $36.3 million.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Teleservices Management Company and Teleservices Technology Company. All intercompany transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at September 30, 1997 consist of $5,693,000 invested in domestic money market accounts.

The Company maintains cash accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant credit risks on its cash accounts.

Marketable Securities

Investments in marketable securities are categorized as either trading, available-for-sale, or held-to-maturity. On September 30, 1997, marketable securities consisted of debt securities of corporate commercial paper with contractual maturities of less than one year which are being held to maturity. The debt securities are stated at amortized cost.

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

Equipment under capital leases included in property and equipment is $66,000, with accumulated depreciation of $33,000 and $20,000 as of September 30, 1997 and 1996, respectively.

During fiscal 1997, the Company entered into a refinancing transaction under which certain of the Company's telecommunications equipment was sold at the assets net book value of $658,000. Concurrently, the Company entered into a five-year operating lease for the equipment.

Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective October 1, 1996. SFAS No. 121 requires that long-lived assets to be held and used or disposed of by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from use of the assets is less than the carrying value. As of September 30, 1997, management has evaluated the Company's asset base, under the guidelines established by SFAS No. 121, and believes that no impairment has occurred.

Revenue Recognition

The Company recognizes revenues on programs as services are performed, generally based on hours incurred.

Advertising and Promotion

Costs associated with advertising and promotion are generally charged to expense when incurred. Advertising and promotion expense was $182,000, $174,000 and $187,000 in fiscal 1997, 1996, and 1995, respectively.

Income Taxes

Prior to May 24, 1996, the Company was an S Corporation for federal and Pennsylvania income tax purposes and, accordingly, income was passed through to the shareholders and taxed at the individual level. The Company was not an S Corporation in New Jersey and, therefore, the Company paid income taxes on its taxable income in that state. The S Corporation status was terminated on May 24, 1996 (see Note 7).

The Company applies SFAS No. 109, "Accounting for Income Taxes," which requires the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences, measured by enacted tax rates, attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards, for years which taxes are expected to be paid or recovered.

Major Customers and Concentration of Credit Risk

The Company is dependent on several large customers for a significant portion of its revenues. Two customers accounted for 51.6% and 15.5% of revenues for the year ended September 30, 1997. Three customers accounted for 45.0%, 17.6% and 12.2% of revenues for the year ended September 30, 1996. Four customers accounted for 29.2%, 18.8%, 14.6% and 12.7% of revenues for the year ended September 30, 1995. The loss of one or more of these customers could have a materially adverse effect on the Company's business.

As a result of the issuance of the Preferred and Common stock to one of the Investors (see Note 3), the Company is now affiliated with one of its customers. This customer represented 7.1%, 11.2% and 8.3% of revenues for the years ended September 30, 1997, 1996 and 1995, respectively. As of September 30, 1997 and 1996, $503,000 and $690,000, respectively, were due from this customer and included in accounts receivable in the accompanying consolidated balance sheets.

In fiscal 1997, 1996 and 1995, revenues from customers within the insurance industry accounted for 74.0%, 74.8% and 59.3% of revenues, respectively, and customers within the financial services industry accounted for 11.4%, 19.7% and 39.7% of revenues, respectively. In addition, during fiscal 1997, customers within the telecommunications industry accounted for 12.8% of revenues.

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of the Company's customers. Three of the Company's largest customers are engaged in transactions with each other and represent a single credit risk to the Company. The Company does not require collateral or other securities to support customer receivables.

At September 30, 1997, the accounts receivable from the customers that represent a single credit risk were $4,684,000.

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

Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at fair value due to the short-term nature of those instruments. The carrying amount of marketable securities and capitalized lease obligations approximates fair value at September 30, 1997 and 1996, respectively.

Net Income per Common Share

The Company utilizes the treasury stock method to compute net income per Common share. Net income per Common share (primary net income per Common share) is computed using the weighted average number of Common shares and Common share equivalents (stock options and warrants) outstanding. Net income per Common share, assuming full dilution (fully diluted net income per Common share), is based upon an increased number of shares that would be outstanding assuming exercise of stock options and warrants when the Company's stock price at the end of the period is higher than the average price within the respective period. If the inclusion of Common stock equivalents has an anti-dilutive effect in the aggregate, it is excluded from the net income per share calculation. In fiscal 1997, the weighted average shares outstanding for primary net income per share were 8,262,000. Shares used to calculate fully diluted net income per Common share were not materially different from those used to calculate primary net income per Common share.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which supersedes APB 15. SFAS No. 128 requires dual presentation of basic and diluted earnings per share for complex capital structures on the face of the statements of operations. According to SFAS No. 128, basic earnings per share, which replaces primary earnings per share, is calculated by dividing net income available to Common shareholders by the weighted average number of Common shares outstanding for the period. Diluted earnings per share, which replaces fully diluted earnings per share, reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options. SFAS No. 128 is required to be adopted for the Company's financial statements for the period ended December 31, 1997; earlier application is not permitted. The adoption of SFAS No. 128 will not have a material effect on the Company's earnings per share calculation.

Pro Forma Net Loss Per Share

Prior to May 24, 1996, the Company was an S Corporation for federal and Pennsylvania income tax purposes. The pro forma income tax benefit for fiscal 1996 reflects taxes which would have been recorded on the historical loss before income taxes if the Company had not been an S Corporation during such period, at an effective rate of 36%. The pro forma net loss per share is computed by dividing the pro forma loss by the weighted average number of shares outstanding during the period.

Supplemental Cash Flow Information

For the years ended September 30, 1997, 1996 and 1995, the Company paid interest of $3,000, $1,993,000 and $253,000, respectively. For the years ended September 30, 1997, 1996 and 1995, the Company paid income taxes of $103,000, $82,000 and $2,000, respectively. There were no new capital leases entered into during fiscal 1997. Capitalized lease obligations of $105,000 and $221,000, were incurred on equipment leases entered into in fiscal 1996 and 1995, respectively.

New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure and is effective for periods ending after December 15, 1997. Management believes that implementation of this standard will not have a material effect on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is required to be adopted for the Company's fiscal year ending September 30, 1999. The adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 131 will not have a material effect on the Company's financial statements.

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

Common Stock Redemption

On May 24, 1996, the Company redeemed 8,500,000 shares of Class A Common for $20,136,000, as follows:

    Cash payment                                                   $  16,002,000
    Final redemption price adjustment
    (paid in August 1996)                                                437,000
    Issuance of 6%, $3,000,000 subordinated note payable to
      Founders (the Founders' Note)                                    2,023,000
    Issuance of 1,000,000 shares of 6%, Series A Preferred
                                                                         524,000
    Deferred tax liability for difference in basis of
      Founders' Note                                                     477,000
    Transaction costs                                                    673,000
                                                                   -------------
                                                                   $  20,136,000
                                                                   -------------

The face amounts of the Founders' Note and Series A Preferred were discounted at estimated market rates of 14% and 15% for interest and dividends, respectively, on similar-type instruments. The original issue discounts were amortized over the terms of the Founders' Note and the Series A Preferred.

On May 23, 1996, the Company distributed $4,600,000 of accounts receivable to the Founders as a Subchapter S distribution of previously taxed income. The Company collected these receivables on behalf of the Founders.

The Founders' Note initially had a face amount of $3,000,000 and was subordinated to all other liabilities. The face amount of the Founders' Note was increased to $4,000,000 due to the achievement of certain financial goals as defined in the note, with the $1,136,000 difference in the estimated fair market value of the new note versus the carrying value of the original note being charged to interest expense. The Founders' Note bore interest at an annual rate of 6%, payable quarterly, and was due in two equal installments on May 24, 2003 and 2004, subject to acceleration upon the occurrence of certain defined events. Upon the completion of the initial public offering, the Founders' Note was satisfied through the issuance of 320,000 shares of Common stock at the offering price.

The Series A Preferred had 1,000,000 shares outstanding, a face amount of $1,000,000 and required a dividend of 6% per year, payable quarterly. The Series A Preferred had no voting rights, was senior to the Series B Preferred upon liquidation and contained certain put features. Upon completion of the initial public offering, the Series A Preferred was converted into 80,000 shares of Common stock at the offering price and accrued dividends of $22,000 were paid.

Sale of Preferred and Common Stock

On May 24, 1996, the Company issued Preferred and Common stock for $9,500,000 to the Investors, as follows:

          Series B Preferred stock                     $   3,783,000
          Class A Voting Common stock                      3,279,000
          Class B Non-Voting Common stock                  2,438,000
                                                       -------------

                                                       $   9,500,000
                                                       =============

The Company issued 6,500,000 shares of Series B Preferred for an aggregate of $6,500,000 or $1.00 per share. The Series B Preferred required a dividend of 8% per year, payable quarterly. The face amount of the Series B Preferred was discounted at the estimated market dividend rate of 15% and the discount of $2,717,000 was amortized over the expected term. Due to the discount applied to the face amount of the Series B Preferred, its value for accounting purposes was $.58 per share. The Series B Preferred had no voting rights, was senior to the Common stock upon liquidation and had a liquidation value of $6,500,000 plus unpaid dividends. The holders of the Series B Preferred could have required the Company to redeem their shares on May 24, 2004, subject to acceleration upon the occurrence of certain defined events, including an initial public offering. Upon completion of the initial public offering, the Series B Preferred was redeemed for $6,500,000 plus accrued dividends of $182,000.

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

4.   BANK DEBT:

On May 24, 1996, the Company and its shareholders entered into an agreement with a bank (the Credit Agreement), which provided the Company with a $14,000,000 term loan (the Term Loan) and $6,000,000 in revolving credit loans (the Revolver). The Company incurred $505,000 in financing costs, which were deferred and were to be amortized over the term of the Credit Agreement. The borrowings on the Term Loan were used to fund a portion of the Common stock redemption, to repay a bank line of credit and to buy out certain leases.

In connection with the Credit Agreement, the bank received a warrant to purchase 236,842 shares of Class B Common for $.01 per share. The warrant expires on May 31, 2006, and is fully exercisable. The number of shares which can be purchased upon exercise of the warrant is 142,105. For financial reporting purposes, the warrant has been valued at $450,000 based on the estimated fair value of the Class B Common, and was recorded as original issue discount on the Term Loan.

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

On March 21, 1997, the Company entered into a new credit facility with a bank (the Credit Facility), consisting of a line of credit, which replaces the previous Credit Agreement and related Revolver. The credit facility is a $4,000,000 revolving line of credit that expires on April 1, 1998. There were no borrowings outstanding as of September 30, 1997. Borrowings bear interest at either a base rate, or euro-rate option, as selected by the Company and is payable either monthly under the base rate option or on the last day of the related euro-rate interest period. The bank has a security interest in essentially all assets of the Company and the credit facility provides for certain covenants. Such covenants, among other things, restrict the Company's ability to incur debt, pay dividends, or make capital expenditures and acquisitions. The Company is also subject to restrictive financial covenants, which include levels of tangible net worth and a ratio related to debt service.

The Company did not incur interest expense under the Credit Agreement or Credit Facility for the year ended September 30, 1997. Interest expense under the Credit Agreement for the year ended September 30, 1996 was $470,000.

5.   ACCRUED EXPENSES:

                                                         September 30
                                                -----------------------------
                                                     1997            1996
                                                -------------   -------------

         Payroll and related benefits           $   1,738,000   $   1,234,000
         Telecommunications expense                   308,000         435,000
         Other                                        333,000         740,000
                                                -------------   -------------

                                                $   2,379,000   $   2,409,000
                                                =============   =============


6.   CAPITALIZED LEASE OBLIGATIONS:

The Company has various capitalized lease obligations payable to several finance companies. The obligations mature in 1998, and are collateralized by computer and other equipment with an aggregate cost of $66,000 as of September 30, 1997. The interest portion of the minimum future lease payments is $1,000.

7.   INCOME TAXES:

As a result of the sale of Preferred and Common stock, the Company's S Corporation status was terminated on May 24, 1996, and a net deferred income tax liability of $242,000 was recorded as additional income tax expense on that date.

Net income tax expense (benefit) for the years ended September 30, is as follows:

                                            1997            1996
                                         -----------     -----------

Current:
    Federal                              $    89,000     $        --
    State                                     91,000              --
                                         -----------     -----------
                                             180,000              --
                                         -----------     -----------

Deferred:
    Federal                                1,571,000      (1,262,000)
    State                                     74,000        (287,000)
                                         -----------     -----------

                                           1,645,000      (1,549,000)
                                         -----------     -----------
                                         $ 1,825,000     $(1,549,000)
                                         ===========     ===========

A reconciliation of the U.S. Federal Income Tax rate to the effective income tax rate is as follows:


                                                                           For the Year Ended
                                                                              September 30
                                                                   ---------------------------------
                                                                         1997              1996
                                                                   ---------------    --------------

         Federal statutory rate                                               34.0%             34.0%

         Income not subject to corporate taxes due to
           S Corporation status                                                 --               3.7

         Reinstatement of deferred taxes upon
          conversion to C Corporation status                                    --             (11.3)

         State taxes                                                           3.2               5.3

         Other                                                                (2.0)             (3.3)
                                                                   ---------------    --------------

                                                                              35.2%             28.4%
                                                                   ===============    ==============

Deferred income tax assets and liabilities are classified as current and noncurrent based on the financial reporting classification of the related assets and liabilities which gave rise to the temporary difference. Significant components of the deferred income tax assets and liabilities are as follows:

                                                                September 30
                                                      -----------------------------
                                                           1997             1996
                                                      -------------    ------------
  Current deferred income tax asset (liability):
       Other nondeductible expenses                   $    (517,000)   $     23,000
       Net operating loss carryforward                      106,000       1,059,000
       Cash basis of accounting                              67,000          30,000
                                                      -------------    ------------

                                                           (344,000)      1,112,000
                                                      -------------    ------------

  Noncurrent deferred income tax asset (liability):
       Cash basis of accounting                              --              59,000
       Depreciation of property and equipment              (379,000)       (284,000)
       Other nondeductible expenses                          --             (55,000)
       Net operating loss carryforward                       90,000         180,000
                                                      -------------    ------------

                                                           (289,000)       (100,000)
                                                      -------------    ------------

  Net deferred income tax asset (liability)           $    (633,000)   $  1,012,000
                                                      =============    ============


8.   COMMITMENTS AND CONTINGENCIES:

Leases

The Company leases its offices and communications and computer equipment under noncancellable operating leases which expire through 2002. The rental payments for fiscal 1997, 1996 and 1995, were approximately $1,681,000, $808,000 and
$911,000, respectively.

Aggregate minimum rental payments under the noncancellable operating leases at September 30, 1997, are as follows:

                    1998                $     2,369,000
                    1999                      1,857,000
                    2000                      1,720,000
                    2001                      1,676,000
                    2002                        920,000
                                        ---------------

                                        $     8,542,000
                                        ===============

The Company has an agreement with a bank which provides up to $6 million for leasing call center equipment. The commitment expires on December 31, 1997 and the leases must be operating in nature. As of September 30, 1997, the Company has financed $3.2 million of equipment under this agreement.

Purchase Commitments

The Company entered into agreements with its telephone long distance carriers which currently range from one to three years, which provide for, among other things, annual minimum purchases and termination penalties. The annual minimum purchases under such agreements total approximately $2,400,000.

Employment Agreements

The Founders have entered into employment contracts which expire on May 31, 1999. The contracts require an annual base compensation of $200,000 per employee subject to an annual inflation adjustment, plus a discretionary annual bonus not expected to exceed 20% of base compensation. In addition, in 1996, the Founders each received a one-time $3,000,000 bonus based upon the successful completion of the Company's initial public offering. Payroll taxes of approximately $87,000 were recorded in connection with the bonus payments.

Management Fees

The Company entered into an agreement with one of the Investors which required the payment of an annual management fee of $100,000, payable quarterly. The management agreement was terminated upon completion of the initial public offering. Beginning at that time, the Investors are to provide consulting services to the Company pursuant to a consulting agreement and will receive annual fees of $50,000. The consulting agreement expires on May 24, 2001.

Litigation

Since 1995 the Company has had a relationship with Kipany Productions, Ltd. (Kipany), an independent third party entity that arranges marketing campaigns on behalf of its clients. In April 1997, Kipany requested the Company to provide certain telemarketing services in connection with marketing campaigns Kipany had contracted to provide for two of its telecommunication clients. The calls for the campaign began on June 2, 1997 and ended on July 28, 1997. For services performed during this period, the Company billed Kipany $2,227,000, of which $728,000 was paid and $1,499,000 remains outstanding.

On September 17, 1997, the Company filed a Demand for Arbitration along with other legal filings, for purposes of seeking the balances due on its outstanding invoices, attorneys' fees, arbitration costs and other consequential damages. On October 13, 1997, attorneys representing Kipany notified the Company that they were filing a complaint seeking injunctive relief with respect to the arbitration claiming that the Company did not have a contract with Kipany. In addition, Kipany filed a counterclaim against the Company on December 5, 1997 claiming damages resulting from execution of the campaign.

Management and legal counsel are confident that the evidence suggests that a legally enforceable contract existed and, therefore, any disputes arising from this work should be settled in arbitration. Based upon the facts that are available at this time, management and legal counsel are confident that the outstanding amount of $1,499,000 is properly due and payable in full. Management does not currently expect the ultimate resolution of these actions to have a material adverse effect on the Company's financial position.

From time to time, the Company is involved in certain other legal actions arising in the ordinary course of business. In management's opinion, the outcome of such actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

9.   PROFIT SHARING PLAN:

The Company has a defined contribution savings plan available to substantially all employees under Section 401(k) of the Internal Revenue Code. Employee contributions are generally limited to 15% of compensation. On an annual basis, the Company may match a portion of the participating employee's contribution. The Company's contributions in fiscal 1997, 1996 and 1995 were $36,000, $33,000 and $8,000, respectively. Employees are fully vested in their contributions, while vesting in the Company's contributions occurs ratably over seven years beginning in year three.

10.  STOCK OPTION PLAN:

In 1996 the Company established the 1996 Stock Incentive Plan (the Plan), which reserves 950,000 shares of Common stock for issuance in connection with a variety of awards including stock options, stock appreciation rights and restricted and unrestricted stock grants. The Plan is administered by a committee, which is comprised of two or more non-employee directors as designated by the Board of Directors. The committee will determine the price and other terms upon which awards shall be made. The exercise price of incentive stock options may not be less than the fair market value of Common stock on the date of grant.

Information relative to the Plan is as follows:

                                                                                     Weighted
                                                                                      Average
                                                               Exercise Price     Exercise Price        Aggregate
                                                 Options          (Per Share)        (Per Share)        Proceeds
                                                 -------          -----------        -----------        --------

Balance as of September 30, 1995                     --       $        --       $         --         $       --
    Granted                                         278,200   $       12.50     $       12.50            3,477,000
    Exercised                                        --       $        --       $        --                 --
    Terminated                                       (6,000)  $       12.50     $       12.50              (75,000)
                                            ---------------   ----------------- -------------        -------------

Balance as of September 30, 1996                    272,200   $       12.50     $       12.50            3,402,000
    Granted                                          13,100   $   7.00-$12.50   $        8.30              109,000
    Exercised                                        --       $        --       $       --                 --
    Terminated                                      (30,180)  $       12.50     $       12.50             (377,000)
                                            ---------------   ----------------- -------------       --------------

Balance as of September 30, 1997                    255,120   $   7.00-$12.50   $       12.28       $    3,134,000
                                            ===============   ===============   =============       ==============

Options exercisable as of                                                       $       12.50
                                                                                =============
    September 30, 1997                               85,300
                                            ===============

The weighted average remaining contractual life of all options outstanding at September 30, 1997 is 9.0 years.

The following table summarizes information relating to the Plan at September 30, 1997 based upon each exercise price:

                                                                Weighted                              Weighted
                                             Weighted            Average                               Average
                                              Average           Exercise                              Exercise
    Range of               Options           Remaining          Price of            Options           Price of
    Exercise           Outstanding at       Contractual       Outstanding       Exercisable at       Exercisable
     Prices             September 30,          Life              Options         September 30,         Options
   (Per Share)              1997              (Years)          (Per Share)           1997            (Per Share)
----------------    ------------------   ---------------    ----------------  -----------------   --------------

$7.00 -$ 7.75                13,100              9.5           $     7.18            --               $     --
$       12.50               242,020              9.0           $    12.50            85,300           $   12.50

The Company accounts for its option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. SFAS No. 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. Had the Company recognized compensation cost for its stock option plan consistent with the provisions of SFAS No. 123, the Company's net income and net income per share in 1997 would have decreased and the Company's net loss and pro forma net loss per Common share in 1996 would have increased to the following pro forma amounts:

                                                            Year Ended
                                                           September 30
                                                 ------------------------------
                                                       1997             1996
                                                 -------------    -------------
         Net Income (Loss):
               As reported                       $   3,367,000    $  (4,213,000)
                                                 =============    =============

               Pro forma                         $   2,907,000    $  (4,226,000)
                                                 =============    =============

         Pro Forma Net Income (Loss) per
           Common share:
               As reported                       $         .41    $        (.80)
                                                 =============    =============

               Pro forma                         $         .35    $        (.89)
                                                 =============    =============

Since the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the pro forma compensation cost disclosed above may not be representative of that to be expected in future years.

The weighted average fair value of the stock options granted during 1997 and 1996 was $3.89 and $8.62, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                       1997            1996
                                                 -------------   ----------

         Risk-free interest rate                        7.0%            6.9%
         Volatility                                    60.0%           60.0%
         Expected dividend yield                        0.0%            0.0%
         Expected life                              7.5 years        7.5 years

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To RMH Teleservices, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements for RMH Teleservices, Inc. and have issued our report thereon dated December 5, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                            ARTHUR ANDERSEN LLP

Philadelphia Pennsylvania
     December 5, 1997

                     RMH TELESERVICES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 1997



         Column A               Column B           Column C            Column D           Column E
         --------               --------           --------            --------           --------

                                                   Additions
                               Balance at           Charged                              Balance at
                                Beginning             to                                   End of
                                of Period           Expense         Deductions (1)         Period
                               ----------          --------        -----------            --------

Allowance for doubtful
accounts:

  September 30, 1997        $      10,000      $     27,000        $        -         $     37,000
                            =============      ============        =============      ============

  September 30, 1996        $      47,000      $     38,000        $      75,000      $     10,000
                            =============      ============        =============      ============

  September 30, 1995        $       3,000      $     44,000        $        -         $     47,000
                            =============      ============        =============      ============


(1)  Represents accounts written off against the allowance.

                                  EXHIBIT INDEX

       Exhibit
         No.

         2        Recapitalization and Stock Purchase Agreement among the
                  Company, Advanta Partners, Glengar and the Founders, dated May
                  24, 1996 (incorporated by reference to the Company's
                  Registration Statement on Form S-1, File No. 333-07501).

         3.1      Articles of Incorporation of the Company, as amended
                  (incorporated by reference to the Company's Registration
                  Statement on Form S-1, File No. 333-07501).

         3.2      Form of Amended and Restated Bylaws of the Company
                  (incorporated by reference to the Company's Registration
                  Statement on Form S-1, File No. 333-07501).

         9 Voting Agreement among the Founders and Advanta Partners dated as of July 2, 1996 (incorporated by reference to the Company's
                  Registration Statement on Form S-1, File No. 333-07501).

         10.1     1996 Stock Incentive Plan (incorporated by reference to the
                  Company's Registration Statement on Form S-1, File No.
                  333-07501).

         10.2 Shareholders' Agreement by and among the Company, the Founders, Advanta Partners and Glengar, dated May 24, 1996
                  (incorporated by reference to the Company's Registration
                  Statement on Form S-1, File No. 333-07501).

         10.3     Employment Agreement by and between the Company and Raymond J.
                  Hansell, dated May 24, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1, File No.
                  333-07501).

         10.4     Employment Agreement by and between the Company and MarySue
                  Lucci Hansell, dated May 24, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1, File No.
                  333-07501).

         10.5 Warrant for the Purchase of Class B Non-Voting Common Stock of the Company in favor of Chemical Bank (incorporated by reference to the Company's Registration Statement on Form S-1,
                  File No. 333-07501).

         10.6     Letter Agreement with PNC Bank, N.A., dated March 21, 1997
                  (incorporated by reference to the Company's Form 10-Q filed for the period ended March 31, 1997).

         10.12    Exchange and Conversion Agreement among the Company, the
                  Founders, Advanta Partners and Glengar dated as of July 2,
                  1996 (incorporated by reference to the Company's Registration
                  Statement on Form S-1, File No. 333-07501).

         10.13 Consulting Agreement between the Company and Advanta Partners dated August 20, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1, No. 333-07501).

         10.15    Agreement on Post-Closing Adjustments, among the Company,
                  Advanta Partners, the Founders and Glengar dated August 20,
                  1996 (incorporated by reference to the Company's Registration
                  Statement on Form S-1, No. 333-07501).

         16       Letter regarding change in certifying accountant, dated July
                  2, 1996 (incorporated by reference to the Company's
                  Registration Statement on Form S-1, File No. 333-07501).

         21 Subsidiaries of the Registrant (incorporated by reference to the Company's Form 10-K filed for the year ended September 30,
                  1996).

      *  27.1     Financial Data Schedule for year ended September 30, 1997.


* Filed herewith