Form 10-K405/A
period 1997-09-30
RMH TELESERVICES INC
filed 1998-01-28
CIK 1017958

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              AMENDMENT NO. 1 TO


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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


As of December 8, 1997, 8,120,000 shares of common stock were outstanding.

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


None.

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

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by the Item with respect to executive officers of the Company is furnished in a separate item captioned "Executive Officers of the Company" and included in Part I of this Annual Report on Form 10-K

         Set forth below is information required by the Item with respect to the members of the Company's Board of Directors.

         RAYMOND J. HANSELL, age 48, currently serves as Vice Chairman and Chief Executive Officer of the Company. From November 1994 until the Recapitalization in May 1996, Mr. Hansell served as the Chairman of the Board of Directors of the Company and from the Company's founding in 1983 until November 1994, he served as the Company's President. Mr. Hansell has been an active industry leader and served on the operating committee of the Direct Marketing Association's Telephone Marketing Council from 1993 to 1995. Mr. Hansell was named a Top Ten Telepro by Teleprofessional Magazine in October 1995 for his contributions to the industry. Prior to co-founding the Company, Mr. Hansell served in various managerial sales and marketing positions at Shared Medical Systems, NCR and Automatic Data Processing.

         HERBERT KURTZ, age 71, was elected a Director of the Company effective September 1996. Since January 1997 Mr. Kurtz has held the position of Administrator with Cynwyd Investments, a real estate management and development firm that has sold its principal assets. From July 1996 until December 1996, he was been an independent consultant. From 1984 until July 1996, Mr. Kurtz was the Chief Operating Officer of Cynwyd Investments. From 1983 until joining Cynwyd in 1984, Mr. Kurtz was a partner in Asher & Company Ltd., the Company's independent auditors prior to fiscal 1996. Mr. Kurtz no longer has any affiliation with Asher & Company Ltd. From 1981 to 1983, Mr. Kurtz was Chairman and Chief Executive Officer of Ups 'n Downs, a retail clothing firm and subsidiary of Tootal Ltd., a company listed on the London Stock Exchange. From 1961 to 1980, Mr. Kurtz served in a number of executive positions, in his final years as Chief Operating Officer and Director, with Rockower Brothers, Inc., a retail clothing firm then listed on the New York Stock Exchange.

         DEREK LUBNER, age 34, was elected to the Company's Board of Directors in May 1996 as the nominee of Glengar. Since June 1995, Mr. Lubner has managed the marketing operations of a leisure business and is based in England. From June 1993 to June 1995, Mr. Lubner served as a director of Two Heads Publishing, a book publisher based in England. Prior to joining Two Heads Publishing, Mr. Lubner served as marketing coordinator of Belron International, a windshield replacement company headquartered in England.

         MARYSUE LUCCI, age 49, has served as the Company's President since November 1994 and Chief Operating Officer since December 1995, prior to which she served as an Executive Vice President for more than five years and as the Company's Treasurer from the Company's founding in 1983 until November 1994. Ms. Lucci also has acted as a Director and the Secretary of the Company since its founding in 1983. Ms. Lucci was a recipient of the 1996 Distinguished Women in Telemarketing Award by Telemarketing Magazine. From 1981 to 1983, Ms. Lucci was Vice President of New Product Publications Development for Clement Communications, a national business marketing publisher. From 1969 to 1981, Ms. Lucci was employed by Colonial Penn Insurance Company, a leading direct marketer of insurance products, where she managed marketing, training and customer service functions, most recently as a Vice President.

         Mr. Hansell and Ms. Lucci are husband and wife.

         DAVID P. MADIGAN, age 58, was elected as a Director of the Company effective September 1996. Mr. Madigan is Senior Vice President and Chief Operations Officer of Personal Lines Direct Marketing Operations for CNA Insurance Companies. From 1989 until he joined CNA in October 1994, Mr. Madigan served as a Senior Vice President of Mutual Assurance Company, an underwriter of property and casualty insurance, and from March 1992 to October 1994, he also served as President and Chief Executive Officer of American Loyalty Insurance Company, a wholly-owned subsidiary of Mutual Assurance Company.

         GARY H. NEEMS, age 44, was elected as a Director of the Company in September 1997. Mr. Neems has been Managing Director of Financial Services of Advanta Partners, the venture capital affiliate of Advanta since May 1995. From August 1993 until he joined Advanta Partners, Mr. Neems was Managing Director of Financial Services of Clipper Capital Partners, LP, a private equity investment firm. Prior to that time Mr. Neems was a Managing Director at Equitable Capital Management Corp., a financial services firm.

         WILLIAM A. ROSOFF, age 54, was elected as a Director and Chairman of the Board of Directors in January 1997. Mr. Rosoff is Vice Chairman and a Director of Advanta, a diversified financial services company. Prior to joining Advanta in January 1996, Mr. Rosoff was, for more than five years, a long-time partner of the law firm of Wolf, Block, Schorr and Solis-Cohen LLP, which currently provides legal services to the Company. While at Wolf, Block, Schorr and Solis-Cohen LLP, Mr. Rosoff served as Chairman of its Executive Committee and, immediately prior to joining Advanta, as member of its Executive Committee and Chairman of its Tax Department. Mr. Rosoff is a trustee of Atlantic Realty Trust.

VOTING AGREEMENT

         The Founders and Advanta Partners entered into a voting agreement in 1996 which became effective upon the completion of the Company's initial public offering (the "Voting Agreement"). The Voting Agreement provides that Advanta Partners, on the one hand, and Mr. Hansell and Ms. Lucci (collectively, the "Founders"), on the other, each agree to vote for two nominees of the other to the Company's Board of Directors. Each party's rights under the Voting Agreement terminate when such party's ownership of Common Stock of the Company becomes less than 25% of such ownership.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of its Common Stock, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Executive officers, directors and ten percent shareholders are required by SEC regulations to furnish the Company with a copy of all Section 16(a) forms ("Forms 3, 4, and 5") that they file. To the Company's knowledge, based solely on a review of copies of the Forms 3, 4 and 5 furnished to the Company and written representations as to all transactions in the Company's securities effected during the period from October 1, 1996 through September 30, 1997, all applicable Section 16(a) filing requirements were complied with, except for a Form 3 for Gary Neems which was filed late.


ITEM 11.          EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

         The following table sets forth certain information with respect to compensation paid or accrued by the Company for fiscal year 1997 to the Company's Chief Executive Officer and to each of the other executive officers of the Company whose salary and bonus for fiscal 1997 exceeded $100,000 for all services rendered in all capacities to the Company (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                               Long-Term
                                                                                           Compensation Awards
                                           Annual Compensation                             -------------------
                                           -------------------                         Securities
                                      Fiscal                                           Underlying          All Other
Name and Principal Position            Year         Salary              Bonus          Options(#)      Compensation (2)
---------------------------            ----         ------              -----          ----------      ----------------
Raymond J. Hansell                     1997       $  200,000          $        0             -0-                $7,305
  Vice Chairman                        1996          364,615           3,000,000(1)          -0-                 7,585
  and Chief Executive Officer          1995          159,895             368,727             -0-                 6,070

MarySue Lucci                          1997       $  200,000          $        0             -0-                $8,972
  President                            1996          216,282           3,000,000(1)          -0-                 9,202
  and Chief Operating Officer          1995          159,895              63,464             -0-                 7,767

Michael J. Scharff                     1997       $  130,000          $   12,000             -0-                $6,486
  Executive Vice President             1996          135,897               8,800          20,000                 6,430
                                       1995           89,343              11,453             -0-                 5,617

Robert Berwanger                       1997       $   78,750          $   58,000          10,000                $    0
   Executive Vice President

Richard C. Altus                       1997       $  127,916          $   27,000             -0-                $    0
  Chief Financial Officer              1996           10,016                   0          15,000                     0


(1) Represents the one-time lump sum payment made in connection with the successful completion of the Company's initial offering.

(2) Represents the amount in premiums paid by the Company with respect to a life insurance plan for the benefit of the referenced officer and the amount contributed by the Company to the 401(k) account of the referenced officer.

         1996 Stock Incentive Plan

         Under the Company's 1996 Stock Incentive Plan (the "Plan"), a variety of awards, including stock options, stock appreciation rights and restricted and unrestricted stock grants may be made to the Company's employees, officers, consultants and advisors who are expected to contribute to the Company's future growth and success. There are 950,000 shares of Common Stock reserved for issuance under the Plan. The Compensation Committee administers the Plan and determines the price and other terms upon which awards shall be made to executive officers. Stock options may be granted either in the form of incentive stock options or non-statutory stock options. The option exercise price of incentive stock options may not be less than the fair market value of the Common Stock on the date of the grant. While the Company currently anticipates that most grants under this Plan will consist of stock options, the Company may grant stock appreciation rights, which represent rights to receive any excess in value of shares of Common Stock over the exercise price; restricted stock awards, which entitle recipients to acquire shares of Common Stock, subject to the right of the Company to repurchase all or a part of such shares at their purchase price in the event that the conditions specified in the award are not satisfied; or unrestricted stock awards, which represent grants of shares to participants free of any restrictions under the Plan. Options or other awards that are granted under the Plan but expire unexercised are available for future grants. At September 30, 1997 Options to purchase 255,120 shares of Common Stock granted under the Plan were outstanding. Each of the options have been granted to employees and directors at an exercise price equal to the closing price of the Company's Common Stock reported on the Nasdaq Stock Market's National Market ("Nasdaq") on the date of grant and have a vesting schedule that is dependent upon the option holders' tenure with the Company.

         The following table shows the number of options granted to the Company's Named Executive Officers during fiscal 1997:


                       OPTIONS GRANTED IN LAST FISCAL YEAR

                                                                                                  Potentially Realizable Value At
                                                                                                      Assumed Rates of Stock
                                    Individual Grants                                         Price Appreciation for Option Term (1)
                                   -------------------                                        --------------------------------------

                           Number of         % of Total
                          Securities        Options/SARS        Exercise                            At 5%               At 10%
                          Underlying         Granted to         or Base                             Annual              Annual
                            Options           Employees        Price per      Expiration            Growth              Growth
Name                        Granted        In Fiscal Year        Share           Date                Rate                Rate
----                       --------        --------------       -------         ------              ------              -----
Robert Berwanger          10,000 (2)             67%             $7.00          4/1/07             $44,023             $111,562

(1) The potential realizable values are based on an assumption that the stock price of the shares of Common Stock appreciate at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These values do not take into account amounts required to be paid as income taxes under the Internal Revenue Code of 1986, as amended, and any applicable state laws, or option provisions providing for termination of an option following termination of employment, nontransferability, or vesting over periods of up to five years. These amounts are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future growth of the price of the Common Stock.

(2) Options granted to Robert Berwanger were granted as of April 1, 1997. The options become exercisable in five equal installments of 2,000 each on the first, second, third, fourth and fifth anniversaries of the date of grant.

         The following table shows the number of exercised and unexercised options and the value of exercised and unexercised in-the-money options held by Named Executive Officers as of September 30, 1997:


                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1997
                        AND FISCAL YEAR END OPTION VALUES

                                                                     Number of Securities                 Value of Unexercised
                                                                    Underlying Unexercised               In The Money Options at
                                                                 Options at September 30, 1997            September 30, 1997 (1)
                                                                 -----------------------------            ----------------------
                             Shares
                            Acquired          Value
         Name             Upon Exercise      Realized          Exercisable         Unexercisable       Exercisable     Unexercisable
         ----             -------------      --------          -----------         -------------       -----------     -------------
Michael J. Scharff             -0-              $0               12,000                8,000               $0                $0
Richard C. Altus               -0-              $0                3,000               12,000               $0                $0
Robert Berwanger               -0-              $0                    0               10,000               $0             $21,300

(1) The closing price of the Company's Common Stock on Nasdaq on September 30, 1997 was $9.13 per share.

         Compensation of Directors

         The Company's directors, other than Messrs. Hansell, Neems and Rosoff and Ms. Lucci are entitled to receive a fee of $2,500 for attendance at each quarterly meeting and a fee of $750 for attendance at each special meeting of the Board of Directors. In addition, each currently serving director, other than Messrs. Hansell, Neems and Rosoff and Ms. Lucci, received options to purchase 3,000 shares of Common Stock in fiscal 1996 and are entitled to be awarded options to purchase 2,000 shares of Common Stock each fiscal year thereafter. Such options have an exercise price equal to the market value of the Common Stock on the date of grant, have a term of ten years and vest in equal amounts on the first three anniversaries of the date of grant.

         Employment Agreements

         In connection with the Recapitalization in May 1996, the Company entered into an employment agreement with Mr. Hansell providing for Mr. Hansell's employment as Chief Executive Officer of the Company. The initial term of the agreement is to expire on May 31, 1999; however, the agreement will be extended for an additional two years unless either party provides notice of termination to the other at least 180 days before the expiration of such term. At any time during the extended term, either party may terminate upon 180 days' notice. Under the terms of the employment agreement, Mr. Hansell is to be paid an annual salary of $200,000, which will be adjusted annually to reflect increases in the consumer price index. The employment agreement also entitled Mr. Hansell to a discretionary annual bonus and a one-time lump sum payment of $3.0 million subsequent to the Company's completion of its initial public offering, which amount has been paid in full. In addition, in the event Mr. Hansell's employment is terminated without cause (as defined in the agreement), the Company is obligated to continue to pay Mr. Hansell's annual salary, fringe benefits and all other compensation and benefits other than the discretionary bonus, as such amounts would have accrued through the end of the initial term of the agreement or, if such termination occurs during the extended term of the agreement, through the end of such term. The employment agreement contains provisions regarding the protection of confidential information and assignment of inventions to the Company, and a covenant not to compete from the date of the agreement until the later to occur of the seventh anniversary thereof or the second anniversary of Mr. Hansell's termination for any reason.

         The Company has also entered into an employment agreement with Ms. Lucci providing for her employment with the Company as President and Chief Operating Officer. The terms of Ms. Lucci's employment agreement are otherwise substantially identical to those contained in Mr. Hansell's employment agreement.

         In January 1997, the members of the Compensation Committee approved arrangements under which Michael J. Scharff, Executive Vice President of the Company and Richard C. Altus, Chief Financial Officer of the Company, will be entitled to receive from the Company cash bonuses of $250,000 each upon the occurrence of a merger or consolidation of the Company or a sale by the Company of all or substantially all of its assets.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Rosoff, a member of the Company's Compensation Committee, is Vice Chairman of Advanta. The Company has provided teleservices to Advanta, of which Advanta Partners is a venture capital affiliate. These services primarily are related to the marketing of insurance and credit card products. Amounts billed by the Company to Advanta equaled $3.3 million in fiscal 1997.

         Mr. Neems, a member of the Company's Compensation Committee, is Managing Director of Financial Services of Advanta Partners. Since the Recapitalization, Advanta Partners has provided consulting services to the Company pursuant to a consulting agreement and will receive annual fees of $50,000 through May 24, 2001. Advanta Partners owns substantial equity interests in two other teleservices companies.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

         The Compensation Committee of the Board of Directors, consists entirely of directors who are not employees of the Company, currently Messrs. Rosoff, Neems, Kurtz and Madigan. The Committee is responsible for reviewing and approving the Company's compensation policies and the compensation paid to executive officers. The Company's compensation policies are and will continue to be structured to enable the Company to attract, retain and motivate highly qualified executive officers to contribute to the Company's goals and objectives and its overall financial success. In determining executive compensation, the Compensation Committee will review and evaluate information supplied by management and will base decisions both on the Company's performance and on the individual's contribution and performance. The compensation of executive officers includes salary and incentive compensation.

         SALARY

         Prior to the Recapitalization, salaries of executive officers were established by management with the goal of rewarding individual contributions to the Company's success and attracting and retaining highly qualified executives. Since May 1996 the salaries and bonuses paid to Mr. Hansell, the Company's Chief Executive Officer, and to Ms. Lucci, the Company's Chief Operating Officer, have been governed by the terms of their employment agreements. See "Summary of Executive Compensation -- Employment Agreements" set forth in Part III of this Report. The Compensation Committee reviews the salary of each other executive officer in relation to the previous salaries and with regard to general industry conditions or trends. The salaries will continue to be set at levels intended to reward achievement of individual and company goals and to motivate and retain highly qualified executives whom the Compensation Committee believes are important to the continued success of the Company. While the Compensation Committee's decisions are primarily subjective rather than based on formulas, the Compensation Committee considers various measures of the financial condition of the Company in absolute terms and in relation to internal performance goals.

         INCENTIVE COMPENSATION

         The Compensation Committee believes that incorporating annual incentive compensation into the total compensation of executive officers encourages the executives to have the common goal of achieving the Company's economic and strategic objectives. As with salary considerations, the Compensation Committee bases its decisions regarding incentive compensation, which may take the form of cash bonuses or grants of stock options, on both corporate and individual performance. Grants to executive officers under the Company's 1996 Stock Incentive Plan are made by the Compensation Committee and are approved by the full Board of Directors. During fiscal 1997, the Compensation Committee has not approved any additional grants of stock options or other stock based compensation to officers who were employed by the Company at the time of its initial public offering. Accordingly, most incentive compensation paid to the executive officers during fiscal 1997 was in the form of cash bonuses. The Compensation Committee approved the grant to Robert Berwanger of options to purchase 10,000 shares of common stock at $7.00 per share shortly after Mr. Berwanger joined the Company in March 1997. The Compensation Committee believes that these grants together with outstanding grants will provide certain stock incentives to these officers in future years. The stock options granted to executive officers become exercisable in equal annual installments over a five year period and terminate shortly after termination of employment. As a result, these executives have incentive to remain in the employ of the Company for a substantial period of time and their interests are aligned with outside shareholders. Given Mr. Hansell's and Ms. Lucci's relatively substantial holdings of Common Stock, the Compensation Committee believes that the incentive compensation component for fiscal 1997 was most appropriately paid solely in the form of cash bonuses.

         1997 EXECUTIVE COMPENSATION PLAN

         In February 1997, the Company adopted an executive compensation plan for the purpose of fairly compensating all executives of the Company. The bonus plan is based upon the Company meeting certain financial and operating performance targets. The performance targets include billable hour levels, earnings per share and net profits. Bonuses are calculated as a certain percentage of each executive's base salary and range from 0% to 50% of an executive's base salary. Seventy-five percent of each bonus award is based on meeting the performance targets and the remaining twenty-five percent of each award is discretionary. The Company paid signing bonuses of $15,000 to Mr. Altus and $50,000 to Mr. Berwanger in fiscal 1997. The annual bonus paid to each of Mr. Altus, Mr. Berwanger and Mr. Scharff for fiscal 1997 ranged from 1% to 10% of the relevant officers' base salary. No bonuses were paid to Mr. Hansell or Ms. Lucci during fiscal 1997.

         SUMMARY

         As described above, the Compensation Committee believes that its policies and actions have, and will continue to, motivate and reward the executive officers who contribute to the Company's financial performance and increase the Company's value to shareholders.

                             COMPENSATION COMMITTEE:

   William A. Rosoff                                    Herbert Kurtz
   Gary H. Neems                                        David P. Madigan

January 23, 1998


STOCK PERFORMANCE GRAPH

         The following performance graph compares the cumulative shareholder return on the Company's Common Stock with the cumulative total return of the CRSP (Center for Research in Security Prices) Index for Nasdaq (US Companies) and an index of peer group companies consisting of teleservices companies for the period from September 19, 1996 to September 30, 1997. This peer group is one with which the management believes the Company to be most aligned. The graph assumes that $100 was invested in the Company's Common Stock and each index at September 19, 1996 and that any dividends were reinvested.

                      COMPARISON OF CUMULATIVE TOTAL RETURN
                     FROM 9/19/96 TO 9/30/97 AMONG
             RMH TELESERVICES, INC., STANDARD & POOR'S 500 INDEX
                             AND A PEER INDEX(1)


           EDGAR REPRESENTATION OF DATA POINTS IN PRINTED GRAPHIC:


                             9/19/96           9/30/96           9/30/97

RMH Teleservices, Inc.        $ 100             $ 118             $  73
Peer Index                    $ 100             $  95             $  36
S&P 500                       $ 100             $ 101             $ 141




(1) The Peer Index includes the common stock of the following companies: APAC TeleServices, Inc.; ICT Group, Inc., Precision Response Corp.; SITEL Corporation; Telespectrum Worldwide Inc.; Teletech Holdings Inc.; and West Teleservices Corp.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table shows information concerning the beneficial ownership of the Common Stock as of January 20, 1998 by (i) each director and nominee, (ii) each executive officer named in the Summary Compensation Table appearing elsewhere in this proxy statement and employed by the Company as of September 30, 1997, (iii) all directors and executive officers as a group, and
(iv) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock. The number of shares beneficially owned by each person is determined under the rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the person has sole or shared voting power or investment power and also any shares which the person has the right to acquire within 60 days after January 20, 1998 through the exercise of any stock option.


                                                             Number of Shares            Percent of
                                                              of Common Stock           Common Stock
Executive Officers, Directors and Beneficial Owners         Beneficially Owned       Beneficially Owned
---------------------------------------------------         ------------------       ------------------
Advanta Partners LP (1)                                          2,658,456                  32.7%
Gary H. Neems (1)(2)                                             2,658,456                  32.7%
William A. Rosoff (1) (3)                                        2,658,456                  32.7%
MarySue Lucci (4)                                                1,935,300                  23.8%
Raymond J. Hansell (4)                                           1,935,300                  23.8%
Michael J. Scharff (5)                                              13,000                    *
Richard C. Altus (6)                                                 4,000                    *
Robert Berwanger                                                       -0-                   -0-
Herbert Kurtz (7)                                                    1,500                    *
Derek Lubner (8)                                                     1,000                    *
David P. Madigan (9)                                                 1,300                    *
All Executive Officers and Directors as a Group                  4,620,556                  56.7%
  (12 persons) (2) (3) (4) (5) (6) (7) (9) (10)
--------------
*        Less than 1%

(1) The address of Advanta Partners LP ("Advanta Partners") is Welsh & McKean Roads, P.O. Box 844, Spring House, PA 19477-0844.

(2) Includes 2,658,456 shares of Common Stock owned by Advanta Partners, of which Mr. Neems is a Managing Director. Mr. Neems disclaims beneficial ownership of these shares.

(3) Includes 2,658,456 shares of Common Stock owned by Advanta Partners. Mr. Rosoff is Vice Chairman of Advanta Corp. ("Advanta"), wholly-owned subsidiaries of which are the sole general partner and a limited partner of Advanta Partners. Mr. Rosoff disclaims beneficial ownership of these shares.

(4) Includes 957,900 shares of Common Stock owned directly by Mr. Hansell and 975,000 shares owned directly by Ms. Lucci and 2,400 shares owned by the children of Mr.

         Hansell and Ms. Lucci. Their address is c/o RMH Teleservices, Inc., 40 Morris Avenue, Bryn Mawr, PA 19010.

(5) Includes 12,000 shares purchaseable upon exercise of options granted under the Plan that are currently exercisable or will become exercisable within 60 days after January 20, 1998.

(6) Includes 3,000 shares purchaseable upon exercise of options granted under the Plan that are currently exercisable or will become exercisable within 60 days after January 20, 1998.

(7) Includes 1,000 shares purchaseable upon exercise of options granted under the Plan that are currently exercisable or will become exercisable within 60 days after January 20, 1998.

(8) Includes 1,000 shares purchaseable upon exercise of options granted under the Plan that are currently exercisable or will become exercisable within 60 days after January 20, 1998. Mr. Lubner is the nominee of Glengar International Investments Limited ("Glengar") pursuant to a shareholder's agreement. As of January 20, 1998, Glengar was the beneficial owner of 126,315 shares of Common Stock.

(9) Includes 1,000 shares purchaseable upon exercise of options granted under the Plan that are currently exercisable or will become exercisable within 60 days after January 20, 1998.

(10) Includes the following shares purchaseable upon exercise of options granted under the Plan to the executive officers listed below that are currently exercisable or will become exercisable within 60 days after January 20, 1998: Richard Keenan -- 6,000; and David Clautice -- 6,000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         INDEMNIFICATION OBLIGATIONS UNDER THE RECAPITALIZATION AGREEMENT

         On May 24, 1996, the Company completed the Recapitalization as provided under the terms of a Recapitalization and Stock Purchase Agreement (the "Recapitalization Agreement"). In connection with the Recapitalization, the Founders, on the one hand, and Advanta Partners, Glengar and the Company, on the other hand, agreed to indemnify each other against any loss suffered by the indemnified parties related to the breach of any representation or warranty or non-fulfillment of any covenant or agreement set forth in the Recapitalization Agreement. The indemnification obligations apply only if the indemnifiable losses exceed $100,000 and are limited to an aggregate of $4.6 million (except for losses resulting from breaches by the Founders of representations, warranties and covenants with respect to tax matters). The representations and warranties expire on May 24, 1998, except for those made by the Founders regarding taxes which survive until the expiration of applicable statutes of limitations.

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

         (3)  Exhibits

              See attached

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                RMH TELESERVICES, INC.




Dated:  January 27, 1998         By: /s/ Raymond J. Hansell
                                    --------------------------------------------
                                    Raymond J. Hansell
                                    Vice-Chairman and Chief Executive Officer




         Pursuant to the requirements of the Securities Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



       SIGNATURES                                TITLE                                  DATE
       ----------                                -----                                  ----

   /s/ MarySue Lucci
----------------------------
       MarySue Lucci                           President                         January 27, 1998


   /s/ Richard C. Altus
----------------------------
       Richard C. Altus                        Chief Financial Officer           January 27, 1998
                                               (principal Financial and
                                               Accounting Officer


   /s/ William A. Rosoff
----------------------------
       William A. Rosoff                       Chairman                          January 27, 1998




----------------------------
       Derek Lubner                            Director                          January 27, 1998



   /s/ Gary Neems
----------------------------
       Gary Neems                              Director                          January 27, 1998



   /s/ Herbert Kurtz
----------------------------
       Herbert Kurtz                           Director                          January 27, 1998



   /s/ David P. Madigan
----------------------------
       David P. Madigan                        Director                          January 27, 1998


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