Form 10-Q
period 1997-12-31
RMH TELESERVICES INC
filed 1998-02-13
CIK 1017958

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                         DECEMBER 31, 1997

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


                              Yes    X             No ______
                                   -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,120,000 shares of Common Stock outstanding as of February 9, 1998.

                              INDEX TO FORM 10-Q

                    RMH Teleservices, Inc. and Subsidiaries

                                                                           Page
                                                                          Number
                                                                          ------
PART I.     FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements (unaudited)

          Consolidated Balance Sheets,
          December 31, 1997 and September 30, 1997 ...................       3

          Consolidated Statements of Operations for the
          three months ended December 31, 1997 and 1996 ...............      4

          Consolidated Statements of Cash Flows for the
          three months ended December 31, 1997 and 1996 ...............      5

          Notes to Consolidated Financial Statements ..................      6

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations ...............      8

PART II.    OTHER INFORMATION .........................................     12

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (unaudited)

                                            December 31,   September 30,
                  ASSETS                        1997            1997
                  ------                        ----            ----
CURRENT ASSETS:

   Cash and cash equivalents                 $ 1,664,000     $ 6,882,000
   Marketable securities                       7,272,000       5,135,000
   Accounts receivable, net of allowance
       for doubtful accounts of $37,000        9,631,000       7,926,000
   Prepaid expenses and other current          1,144,000         755,000
    assets                                   -----------     -----------
               Total current assets           19,711,000      20,698,000
                                             -----------     -----------



PROPERTY AND EQUIPMENT                         9,937,000       9,354,000
   Less - accumulated depreciation and
       amortization                           (5,243,000)     (4,878,000)
                                             -----------     -----------
               Net property and equipment      4,694,000       4,476,000
                                             -----------     -----------


OTHER ASSETS                                     108,000         112,000
                                             -----------     -----------

                                             $24,513,000     $25,286,000
                                             ===========     ===========

          LIABILITIES AND             December 31,   September 30,
        SHAREHOLDERS' EQUITY              1997            1997
------------------------------------  -------------  --------------
CURRENT LIABILITIES:

Current portion of capitalized lease
obligations                           $      5,000    $      8,000
Accounts payable                           546,000         583,000
Accrued expenses                         1,103,000       2,379,000
Deferred income taxes                      344,000         344,000
                                      ------------    ------------
     Total current liabilities           1,998,000       3,314,000
                                      ------------    ------------

DEFERRED INCOME TAXES                      289,000         289,000
                                      ------------    ------------

SHAREHOLDERS' EQUITY:
Common Stock                            48,638,000      48,638,000
Common Stock warrant outstanding           450,000         450,000
Accumulated deficit                    (26,862,000)    (27,405,000)
                                      ------------    ------------
Total shareholders' equity              22,226,000      21,683,000
                                      ------------    ------------

                                      $ 24,513,000    $ 25,286,000
                                      ============    ============

The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these consolidated financial statements.

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)


                                                        For the Three Months Ended
                                                   December 31,            December 31,
                                                      1997                     1996
                                                      ----                     ----
REVENUES                                           $12,247,000             $9,749,000
                                                   -----------             ----------

OPERATING EXPENSES:
   Cost of services                                  8,983,000              6,623,000
   Selling, general & administrative                 2,564,000              2,032,000
                                                   -----------             ----------
      Total operating expenses                      11,547,000              8,655,000
                                                   -----------             ----------
      Operating income                                 700,000              1,094,000

INTEREST INCOME                                        148,000                111,000
                                                   -----------             ----------
      Income before income taxes                       848,000              1,205,000

INCOME TAXES                                           305,000                434,000
                                                   -----------             ----------

NET INCOME                                         $   543,000             $  771,000
                                                   ===========             ==========

BASIC EARNINGS PER SHARE                           $       .07             $      .09
                                                   ===========             ==========

DILUTED EARNINGS PER SHARE                         $       .07             $      .09
                                                   ===========             ==========

WEIGHTED AVERAGE SHARES
   OUTSTANDING USED IN BASIC
   EARNINGS PER SHARE COMPUTATION                    8,120,000              8,120,000
                                                   ===========             ==========

WEIGHTED AVERAGE SHARES
   OUTSTANDING USED IN DILUTED
   EARNINGS PER SHARE COMPUTATION                    8,262,000              8,262,000
                                                   ===========             ==========

The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these consolidated financial statements.

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)

                                                                 For The Three Months Ended
                                                                December 31,      December 31,
                                                                    1997             1996
                                                                    ----             ----
OPERATING ACTIVITIES:
   Net income                                                  $   543,000      $   771,000
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
       Depreciation and amortization                               365,000          323,000
       Changes in operating assets and liabilities -
          Accounts receivable                                   (1,705,000)        (252,000)
          Prepaid expenses                                        (389,000)          34,000
          Other assets                                               4,000            1,000
          Accounts payable and accrued expenses                 (1,313,000)      (2,148,000)
                                                               -----------      -----------
               Net cash used in operating activities            (2,495,000)      (1,271,000)
                                                               -----------      -----------
INVESTING ACTIVITIES:
   Purchases of property and equipment                            (583,000)        (226,000)
   Purchases of marketable securities                           (4,337,000)             ---
   Maturities of marketable securities                           2,200,000              ---
                                                               -----------      -----------
               Net cash used in investing activities            (2,720,000)        (226,000)
                                                               -----------      -----------
FINANCING ACTIVITIES:
   Proceeds of assets refinanced                                       ---          493,000
   Repayments on capitalized lease obligations                      (3,000)         (18,000)
                                                               -----------      -----------
               Net cash provided by (used in)
                    financing activities                            (3,000)         475,000
                                                               -----------      -----------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                             (5,218,000)      (1,022,000)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                           6,882,000       10,047,000
                                                               -----------      -----------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                               $ 1,664,000      $ 9,025,000
                                                               ===========      ===========

The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report Form 10-K are an integral part of these consolidated financial statements.

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)

NOTE 1 - BASIS OF PRESENTATION:
------------------------------

The consolidated financial statements have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and results of operations. Operating results for the three-month periods ended December 31, 1997 and 1996, are not necessarily indicative of the results that may be expected for the complete fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended September 30, 1997.

RMH Teleservices, Inc. (the Company) provides outbound and inbound teleservices to major corporations, such as those in the insurance, financial services, telecommunications and utility industries.


NOTE 2 - EARNINGS PER SHARE
---------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"). SFAS No. 128 requires dual presentation of basic and diluted earnings per share. According to SFAS No. 128, basic earnings per share, which replaces primary earnings per share, is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share, which replaces fully diluted earnings per share, reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options and warrants. The Company was required to and did adopt SFAS No. 128 during the period ended December 31, 1997, as earlier application was not permitted. As required by SFAS No. 128, all prior-period earnings per share data have been restated to conform with the provisions of this statement.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                               1997                                                        1996
                       ---------------------------------------------------  -------------------------------------------------
                             Income             Shares         Per Share         Income            Shares         Per Share
                           (Numerator)      (Denominator)        Amount       (Numerator)      (Denominator )       Amount
                         ---------------  ------------------  ------------  ----------------  -----------------  ------------
Basic earnings per
share:
    Net income                 $543,000           8,120,000           $.07         $771,000          8,120,000           $.09
    Stock warrants                  ---             142,000                             ---            142,000
Diluted earnings
per share:
    Net income and
    assumed conversion
    of dilutive
     securities                $543,000           8,262,000           $.07         $771,000          8,262,000           $.09
                               ========           =========           ====         ========          =========           ====

Options to purchase 255,120 and 272,200 shares of Common Stock at prices ranging from $7.00 to $12.50 per share were outstanding during the three months ended December 31, 1997 and 1996, respectively. Such options were not included in the computations of diluted earnings per share because the option exercise prices exceeded the average market price of the Common shares during the respective periods.

NOTE 3 - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK:
---------------------------------------------------------

The Company is dependent on several large customers within the insurance industry for a significant portion of its revenues. These three customers accounted for 71.6% and 81.7% of revenues for the quarters ended December 31, 1997 and 1996, respectively. The loss of one or more of these customers could have a materially adverse effect on the Company's business.

The Company is now affiliated with one of its customers. This customer represented 8.7% and 6.5% of revenues for the quarters ended December 31, 1997 and 1996, respectively.

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of the Company's customers. Three of the Company's largest customers are engaged in transactions with each other and represent a single credit risk to the Company. The Company does not require collateral or other securities to support customer receivables. At December 31, 1997, the accounts receivable from the customers that represent a single credit risk was $5,100,000.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Safe Harbor for Forward-Looking Statements
------------------------------------------

From time-to-time, the Company may publish statements which are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provided a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to: (i) reliance on principal client relationships in the insurance and financial services industries; (ii) fluctuations in quarterly results of operations due to the timing of clients' telemarketing campaigns, the timing of opening new call centers and expansion of existing call centers and changes in competitive conditions affecting the telemarketing industry; (iii) difficulties of managing growth profitably; (iv) pressure on gross margins as a result of large volume opportunities that may warrant appropriate pricing discounts; (v) dependence on the services of the Company's executive officers and other key operations and technical personnel; (vi) changes in the availability of qualified employees;
(vii) performance of automated call-processing systems and other technological factors; (viii) reliance on independent long-distance companies; (ix) changes in government regulations affecting the teleservices and telecommunications industries; (x) competition from other outside providers of teleservices and in-house telemarketing operations of existing and potential clients; and (xi) competition from providers of other marketing formats, such as direct mail and emerging strategies such as interactive shopping and marketing over the Internet.

Overview
--------

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

The Company's results of operations in any single interim period should not be viewed as an indication of future results of operations. The Company may experience quarterly variations in net revenue and operating income as a result of the timing of clients' telemarketing campaigns, the commencement and expiration of contracts, the amount of new business generated by the Company, the timing of additional selling, general and administrative expenses to acquire and support such new business and changes in the Company's revenue mix among its various customers.

The Company is currently evaluating whether significant upgrades need to be undertaken to make its existing information technology and other systems able to handle the impact of the coming change in the century. The Company has not yet determined the extend to which such upgrades are necessary to address this "Year 2000" problem on the Company's business. Either or both of the costs of addressing the Year 2000 issue and/or the costs and consequences of incomplete or untimely resolution of the Year 2000 issue, could have a material adverse effect on the Company's future financial results and could make the Company's reported financial information not necessarily indicative of the Company's future operating results or future financial condition

Three Months Ended December 31, 1997 Compared to Three Months Ended December 31,
--------------------------------------------------------------------------------
1996
----

Revenues - Revenues increased to $12,247,000 for the quarter ended December 31, 1997 from $9,749,000 for the quarter ended December 31, 1996, an increase of $2,498,000 or 25.6%. Of such increase in revenues, approximately $2,208,000 was attributable to increased calling volumes from existing clients who have been with the Company prior to October 1, 1997, and $290,000 to new clients. During the quarter ended December 31, 1997, the Company did not add any new workstations and, subject to existing labor availability coupled with customer demand, the Company plans on opening not more than three additional call centers by September 30, 1998.

Cost of Services - Cost of services increased to $8,983,000 for the quarter ended December 31, 1997 from $6,623,000 for the quarter ended December 31, 1996. As a percentage of revenues, cost of services increased to 73.3% for the quarter ended December 31, 1997 as compared to 67.9% for the quarter ended December 31, 1996. The Company believes that the increase in cost of services, as a percentage of revenues during the quarter, is attributable to pricing pressures coupled with the costs of supporting several new call centers that opened in fiscal 1997 that remain less than fully utilized. The Company anticipates that cost of services, as a percentage of revenues, may increase during the year to the degree that large volume opportunities warrant additional pricing discounts to be offered by the Company, to the extent that the Company requires a longer period of time to generate acceptable levels of utilization at its new call centers, and/or the Company experiences upward pressures on hourly wages as a result of tighter or more competitive labor markets.

Selling, General and Administrative - Selling, general and administrative expenses increased to $2,564,000 for the quarter ended December 31, 1997 from $2,032,000 for the quarter ended December 31, 1996. As a percentage of revenues, selling, general and administrative expenses increased to 20.9% for the quarter ended December 31, 1997 from 20.8% for the quarter ended December 31, 1996. The dollar increase was primarily the result of increased staffing and expanding operating costs required to support the growth in the Company's revenues.

Interest Income - Interest income for the quarters ended December 31, 1997 and 1996, was $148,000 and $111,000, respectively, and was earned by investing the remaining proceeds of the Company's initial public offering, coupled with its net cash provided by operations for all of fiscal 1997, in marketable securities and cash equivalents.

Income Tax Expense - Income tax expense for the quarters ended December 31, 1997 and 1996 was $305,000 and $434,000 and represents income taxes based upon an effective tax rate of 36%. This tax rate is reflective of both the Federal tax rate in effect and those State tax rates in effect where the Company does business coupled with certain tax planning strategies implemented in fiscal 1996.

Liquidity and Capital Resources
-------------------------------

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

On March 21, 1997, the Company entered into a new $4 million line of credit facility (the "Credit Line") with PNC Bank (the "Bank"). The Credit Line replaces the Company's former Term Loan and Credit Facility originated in conjunction with the Recapitalization. The Credit Line expires on April 1, 1998, or such later date, if extended by the Bank, and outstanding balances bear interest at the Company's option of the LIBOR rate plus 95 basis points or at the prime rate minus one-half. It is the Company's intention to renew the existing Credit Line with terms comparable to those currently in place. The Credit Line is secured by all of the assets of the Company and contains financial covenants and certain restrictions on the Company's ability to incur additional debt or dispose of its assets. As of December 31, 1997, the Company had no borrowings outstanding on the Credit Line.

Under a separate agreement dated February 22, 1997, with PNC Leasing Corporation, the Company has up to $6 million available for purposes of leasing call center equipment. The $6 million commitment expiration date was extended from December 31, 1997, to April 1, 1998, in order for this facility to mature simultaneously with the Company's Credit Line, and requires that such leases meet the accounting definition of an operating lease with rent to be paid over a period not to exceed sixty months. As of December 31, 1997, the Company has financed $3,200,000 of equipment purchases under this facility. At the end of each respective lease term and at the Company's option, the Company may acquire the specific equipment at the current fair market value. In the future, the Company will continue to evaluate the benefits and costs of leasing such equipment and may decide to finance future capital expenditures by utilizing this lease line from PNC Leasing Corporation or using its available cash.

Net cash used in operating activities was $2,495,000 during the three month period ended December 31, 1997. During the three month period ended December 31, 1996, net cash used in operating activities was $1,271,000. The cash used in operations in the 1997 period resulted from an increase in the Company's accounts receivable coupled with a decrease in its accounts payable and accrued expenses partially offset by the Company's net income for the quarter.

The Company's teleservices operations will continue to require significant capital expenditures. Capital expenditures, during the three month period ended December 31, 1997, were $583,000. The Company expects to allocate approximately $4.0 million on capital expenditures during the remainder of the fiscal year ending September 30, 1998, primarily for call center capacity expansion and other enhancements of technology used throughout its call center operations.

The Company believes that cash generated from operations, when available, together with its cash and marketable securities and available credit under the credit facility and leasing agreement will be sufficient to finance its current operations and planned capital expenditures at least until September 30, 1998.

                                    PART II

                               OTHER INFORMATION


Item 1:   Legal Proceedings
------    -----------------
               a.   None.


Item 2:   Changes in Securities
------    ---------------------
               a.   None.
               b.   None.
               c. The Company has not sold any securities that were not registered under the Securities Act
               d. The Company's Registration Statement on Form S-1 (File No. 333-07501) (the "Registration Statement") was declared effective by the Commission on September 18, 1996. Pursuant to the Registration Statement, the Company registered an aggregate of 3,220,000 shares of Common Stock, par value $0.01 per share. All of the shares registers by the Registration Statement were sold at $12.50 per share, realizing aggregate proceeds of $40,250,000 and net aggregate proceeds (after deduction of underwriters' discounts and commissions and other offering expenses of $2,801,420 and $900,000, respectively) of
                              $36,548,600. None of these expenses were paid to directors, officers, general partners or their associates or to 10% shareholders of the Company. Of the net proceeds of the offering, $15,300,000 were used to repay indebtedness and $6,000,000 were used to pay a special bonus to Raymond J. Hansell and MarySue Lucci, the Company's founders and owners, in excess of 10% of the Common Stock. The amount of $6,400,000 was used to fund the redemption of Series B Preferred Stock by Advanta Partners LP, an owner of 10% or more of the Common Stock, and the amount of $281,000 to fund the redemption of Series B Preferred Stock by Glengar International Investments Limited. The remainder of the proceeds were invested in short-term investments pending their withdrawal for general corporate purposes. At February 9, 1998, the balance of these investments was approximately $7,000,000 reflecting the use of approximately $1,800,000 for general corporate purposes.

Item 3:   Defaults upon Senior Securities
------    -------------------------------
               a.   None.

Item 4:   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------
               a.   None.

Item 5:   Other Information
------    -----------------
               a.   None.

Item 6:   Exhibits and Reports on Form 8-K
------    --------------------------------
               a.   Exhibits
                         27  -  Financial Data Schedule
               b.   Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              RMH Teleservices, Inc.



DATE:  February 13, 1998      BY:______________________________________________
                                  Raymond J. Hansell
                                  Chief Executive Officer



DATE:  February 13, 1998      BY:______________________________________________
                                  Richard C. Altus
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)