Form 10-Q
period 1998-03-31
RMH TELESERVICES INC
filed 1998-04-29
CIK 1017958

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:         MARCH 31, 1998

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

                              Yes    X        No
                                  -------       ------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,120,000 shares of Common Stock outstanding as of April 20, 1998.

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

           Consolidated Balance Sheets,
           March 31, 1998 and September 30, 1997 ...........................3

           Consolidated Statements of Operations for the
           three and six months ended March 31, 1998 and 1997 ..............4

           Consolidated Statements of Cash Flows for the
           six months ended March 31, 1998 and 1997 ........................6

           Notes to Consolidated Financial Statements ......................7

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations ..................10

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk......14

PART II.  OTHER INFORMATION ...............................................15

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (unaudited)


                                              March 31,    September 30,
                  ASSETS                        1998            1997
------------------------------------------  -------------  --------------


CURRENT ASSETS:
   Cash and cash equivalents                 $ 5,981,000     $ 6,882,000
   Marketable securities                       5,932,000       5,135,000
   Accounts receivable, net of allowance
       for doubtful accounts of $45,250
       and $37,000                             7,930,000       7,926,000

   Prepaid expenses and other current            567,000         755,000
    assets                                   -----------     -----------
               Total current assets           20,410,000      20,698,000
                                             -----------     -----------



PROPERTY AND EQUIPMENT                        10,315,000       9,354,000
   Less - accumulated depreciation and
       amortization                           (5,648,000)     (4,878,000)
                                             -----------     -----------
               Net property and equipment      4,667,000       4,476,000
                                             -----------     -----------


OTHER ASSETS                                     429,000         112,000
                                             -----------     -----------

                                             $25,506,000     $25,286,000
                                             ===========     ===========

          LIABILITIES AND                    March 31,     September 30,
        SHAREHOLDERS' EQUITY                   1998            1997
------------------------------------       -------------  --------------


CURRENT LIABILITIES:
Accrued expenses                            $  2,084,000    $  2,379,000
Accounts payable                                 862,000         583,000
Current portion of capitalized lease
obligations                                          ---           8,000
Deferred income taxes                            344,000         344,000
                                            ------------    ------------
Total current liabilities                      3,290,000       3,314,000
                                            ------------    ------------


DEFERRED INCOME TAXES                            289,000         289,000
                                            ------------    ------------

SHAREHOLDERS' EQUITY:
Common stock                                  48,638,000      48,638,000
Common stock warrant outstanding                 450,000         450,000

Accumulated deficit                          (27,161,000)    (27,405,000)
                                            ------------    ------------
Total shareholders' equity                    21,927,000      21,683,000
                                            ------------    ------------

                                            $ 25,506,000    $ 25,286,000
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


                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)

                                                           For the Three Months Ended
                                                         March 31,               March 31,
                                                           1998                    1997
                                                  -----------------------  ---------------------
REVENUES                                                     $12,337,000             $11,322,000
                                                             -----------             -----------

OPERATING EXPENSES:
   Cost of services                                            9,313,000               7,580,000
   Selling, general & administrative                           3,612,000               2,437,000
                                                             -----------             -----------
      Total operating expenses                                12,925,000              10,017,000
                                                             -----------             -----------
      Operating income (loss)                                   (588,000)              1,305,000
INTEREST INCOME                                                  121,000                 102,000
                                                             -----------             -----------
      Income (loss) before income taxes                         (467,000)              1,407,000
       (benefit)

INCOME TAXES (BENEFIT)                                          (168,000)                506,000
                                                             -----------             -----------

NET INCOME  (LOSS)                                           $  (299,000)            $   901,000
                                                             ===========             ===========

BASIC EARNINGS PER SHARE                                           $(.04)            $       .11
                                                             -----------             -----------

DILUTED EARNINGS PER SHARE                                         $(.04)            $       .11
                                                             -----------             -----------

WEIGHTED AVERAGE SHARES
     OUTSTANDING USED IN BASIC
     EARNINGS PER SHARE COMPUTATION                            8,120,000               8,120,000
                                                             ===========             ===========

WEIGHTED AVERAGE SHARES
     OUTSTANDING USED IN DILUTED
     EARNINGS PER SHARE COMPUTATION                            8,120,000               8,262,000
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

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)


                                                            For the Six Months Ended
                                                        March 31,               March 31,
                                                           1998                   1997
                                                  ----------------------  ---------------------

REVENUES                                                     $24,584,000            $21,071,000
                                                             -----------            -----------

OPERATING EXPENSES:
   Cost of services                                           18,296,000             14,202,000
   Selling, general & administrative                           6,176,000              4,469,000
                                                             -----------            -----------
      Total operating expenses                                24,472,000             18,671,000
                                                             -----------            -----------
      Operating income                                           112,000              2,400,000
INTEREST INCOME                                                  269,000                212,000
                                                             -----------            -----------
      Income before income taxes                                 381,000              2,612,000

INCOME TAXES                                                     137,000                940,000
                                                             -----------            -----------

NET INCOME                                                   $   244,000            $ 1,672,000
                                                             ===========            ===========

BASIC EARNINGS PER SHARE                                            $.03            $       .20
                                                             -----------            -----------

DILUTED EARNINGS PER SHARE                                          $.03            $       .20
                                                             -----------            -----------

WEIGHTED AVERAGE SHARES
     OUTSTANDING USED IN BASIC
     EARNINGS PER SHARE COMPUTATION                            8,120,000              8,120,000
                                                             ===========            ===========

WEIGHTED AVERAGE SHARES
     OUTSTANDING USED IN DILUTED
     EARNINGS PER SHARE COMPUTATION                            8,267,000              8,262,000
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

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)

                                                                For The Six Months Ended
                                                           March 31,                March 31,
                                                             1998                     1997
                                                    -----------------------  -----------------------
OPERATING ACTIVITIES:
   Net income                                                  $   244,000              $ 1,672,000
   Adjustments to reconcile net income to net cash
   provided by operating activities
       Depreciation and amortization                               770,000                  648,000
       Changes in operating assets and
        liabilities -
          Accounts receivable                                       (4,000)              (1,367,000)
          Prepaid expenses and other assets                        188,000                 (525,000)
          Other assets                                            (317,000)                 (31,000)
          Accounts payable and accrued expenses                    (16,000)                (182,000)
                                                               -----------              -----------
               Net cash provided by operating                      865,000                  215,000
                activities                                     -----------              -----------
INVESTING ACTIVITIES:
   Purchases of property and equipment                            (980,000)                (587,000)
   Purchases of Marketable Securities                           (4,968,000)                     ---
   Maturities of Marketable Securities                           4,171,000                      ---
                                                               -----------              -----------
               Net cash used in investing                       (1,777,000)                (587,000)
                activities                                     -----------              -----------
FINANCING ACTIVITIES:
   Proceeds of assets refinanced                                    19,000                  658,000
   Repayments on capitalized lease obligations                      (8,000)                 (26,000)
                                                               -----------              -----------
               Net cash provided by financing                       11,000                  632,000
                activities                                     -----------              -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                           (901,000)                 260,000
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                           6,882,000               10,047,000
                                                               -----------              -----------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                               $ 5,981,000              $10,307,000
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

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (unaudited)

NOTE 1 - BASIS OF PRESENTATION:
------------------------------

The consolidated financial statements have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and results of operations. Operating results for the three and six month periods ended March 31, 1998 and 1997, are not necessarily indicative of the results that may be expected for the complete fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended September 30, 1997.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.


                                                     For The Three Months Ended March 31
                         ----------------------------------------   ---------------------------------------
                                        1998                                               1997
                         ----------------------------------------   ---------------------------------------
                         Income/(Loss)     Shares      Per Share   Income/(Loss)     Shares      Per Share
                          (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)   Amount
                         -------------  -------------  ----------  -------------  -------------  ---------
Basic earnings
per share:
    Net income              $(299,000)     8,120,000       $(.04)      $901,000      8,120,000        $.11
    Stock warrants                ---        142,000                        ---        142,000
Diluted earnings
per share:
    Net income/(loss)
    and assumed
    conversion of
    dilutive securities     $(299,000)     8,262,000       $(.04)      $901,000      8,262,000        $.11
                            =========      =========       =====       ========      =========        ====




                                                  For The Six Months Ended March 31
                         --------------------------------------------------------------------------------
                                          1998                                    1997
                         ---------------------------------------  ---------------------------------------
                         Income/(Loss)     Shares      Per Share  Income/(Loss)     Shares      Per Share
                          (Numerator)   (Denominator)   Amount     (Numerator)   (Denominator)   Amount
                         -------------  -------------  ---------  -------------  -------------  ---------
Basic earnings
  per share:
    Net income               $244,000      8,120,000        $.03    $1,672,000      8,120,000        $.20
Effect of dilutive
  securities:
    Stock warrants                ---        142,000                       ---        142,000
    Stock options                 ---          5,000                       ---            ---
Diluted earnings per
 share:
    Net income and
    assumed conversion
    of dilutive securities   $244,000      8,267,000        $.03    $1,672,000      8,262,000        $.20
                             ========      =========        ====    ==========      =========        ====

Options to purchase 255,120 shares of Common stock were outstanding during the three and six month periods ended March 31, 1997. These options were not included in the respective computations of diluted earnings per Common share because the options' exercise prices exceeded the average market price of the Common shares during these respective periods. Options to purchase 632,600 shares of common stock were outstanding at March 31, 1998. These options were not included in the respective computation of diluted earnings per share per Common share for the three month period ended March 31, 1998, because the Company incurred a loss in that period. For the six month period ended March 31, 1998, such options were included in the diluted earnings per share calculation as the average market price of common stock exceeded the exercise price during the period, using the treasury stock method.

NOTE 3 - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK:
---------------------------------------------------------

The Company is dependent on several large customers within the insurance industry for a significant portion of its revenues. These three customers accounted for 72.4% and 72.0% and 79.4% and 83.4% of revenues for the three and six month periods ended March 31, 1998 and 1997, respectively. The loss of one or more of these customers could have a materially adverse effect on the Company's business.

For the three and six month periods ended March 31, 1998 and 1997, the Company generated 8.1% and 8.4% and 8.7% and 6.5% of its revenues from a customer who has an equity ownership interest through an affiliate. Effective February 20, 1998, this customer transferred this line of business to a new independent entity. While the company continues to do business with this new entity, it no longer relies upon this related party relationship for such revenues.

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of the Company's customers. Three of the Company's largest customers are engaged in transactions with each other and represent a single credit risk to the Company. The Company does not require collateral or other securities to support customer receivables. At March 31, 1998, the accounts receivable from the customers that represent a single credit risk was $5,429,000.

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

Results of Operations
---------------------

Revenues - Revenues increased to $12,337,000 and $24,584,000 for the three and six month periods ended March 31, 1998, from $11,322,000 and $21,071,000 for the comparable periods in 1997. This represents revenue increases of 9.0% and 16.7% for the three and six month periods ended March 31, 1998, respectively, as compared to the comparable periods in 1997. Of such increase in revenues, approximately $741,000 and $2,455,000 were attributable to increased calling volumes from existing clients, and $274,000 and $1,058,000 to new clients, for the three and six month periods, respectively.

Cost of Services - Cost of Services increased to $9,313,000 and $18,296,000 for the three and six month periods ended March 31, 1998, from $7,580,000 and $14,202,000 for the comparable periods in 1997. As a percentage of revenues, cost of services increased to 75.5% and 74.4% for the three and six month periods ended March 31, 1998, as compared to 66.9% and 67.4% for the comparable periods in 1997. The Company believes that the increase in costs of services, as a percentage of revenues, during both periods, is attributable to pricing pressures coupled with the costs of supporting several new call centers that opened in fiscal 1997 that remain less than fully utilized. The Company anticipates that cost of services, as a percentage of revenue, may increase during the remainder of the year to the degree that new business and/or volume opportunities warrant pricing discounts to be offered by the Company, the Company requires a longer period of time to generate acceptable levels of utilization at its new call centers, and/or the company experiences upward pressures on hourly wages as a result of tighter or more competitive labor markets.

Selling, General and Administrative - Selling, general and administrative expenses increased to $3,612,000 and $6,176,000 for the three and six month periods ended March 31, 1998, from $2,437,000 and $4,469,000 for the comparable periods in 1997. As a percentage of revenues, selling, general and administrative expenses increased to 29.3% and 25.1% during the three and six months ended March 31, 1998, as compared to 21.5% and 21.2% for the comparable periods in 1997. During the three and six month periods ended March 31, 1998, $299,000 and $335,000 of the dollar increase was a result of the company's decision to settle certain litigation with an existing customer and legal costs incurred relating to such settlement. The balance of the dollar increase was primarily the result of increased staffing and operating costs required to support the growth in the Company's revenues and continued expansion into inbound teleservices.

Interest Income - Interest income for the three and six month periods ended March 31, 1998 and 1997, amounted to $121,000 and $269,000 and $102,000 and
$212,000, respectively, and was earned by investing the remaining proceeds of the Company's initial public offering in short term investments and cash equivalents.

Income Tax Expense (Benefit) - Income tax expense (benefit) for the three and six month periods ended March 31, 1998, was $(168,000) and $137,000 and represents income taxes (benefits) based on an effective tax rate of 36%. This tax rate is reflective of both the federal tax rate in effect and those state tax rates in effect where the Company does business coupled with certain tax planning strategies implemented in fiscal 1996.

Liquidity and Capital Resources
-------------------------------

Historically, the Company's primary sources of liquidity have been cash flow from operations and borrowings under its credit facilities. On September 24, 1996, the Company completed an initial public offering and raised net proceeds of approximately $36.3 million. The Company used approximately $27.9 million of these proceeds to repay all bank indebtedness, redeem its Series B Preferred Stock and pay certain one-time Special Bonuses to the Founders. The remaining $9.5 million in proceeds has been invested in short term financial instruments pending use for working capital and general corporate. The balance of such short term instruments was approximately $6.0 million on April 18, 1998.

On March 21, 1997, the Company entered into a new $4 million line of credit facility (the "Credit Line") with PNC Bank (the "Bank"). The Credit Line replaces the Company's former Term Loan and Credit Facility originated in conjunction with the 1996 recapitalization. The Credit Line expires on April 1, 1999, or such later date, if extended by the Bank, and outstanding balances bear interest at the Company's option of the LIBOR rate plus 95 basis points or at the prime rate minus one-half. The Credit Line is secured by all of the assets of the Company and contains financial covenants and certain restrictions on the Company's ability to incur additional debt or dispose of its assets. As of March 31, 1998, the Company had no borrowings outstanding on the Credit Line.

Under a separate agreement dated February 22, 1997, with PNC Leasing Corporation, the Company had up to $6 million available for purposes of leasing call center equipment. The original $6 million commitment expired on April 1, 1998, and was subsequently renewed with a maturity date of April 1, 1999, in order for this facility to mature simultaneously with the Company's Credit Line, and requires that such leases meet the accounting definition of an operating lease with rent to be paid over a period not to exceed sixty months. As of March 31, 1998, the Company had financed $3,900,000 of equipment purchases under the original facility and $6 million remains available under the renewed leasing facility. At the end of each respective lease term, and at the Company's option, the Company may acquire the specific equipment at the current fair market value. In the future, the Company will continue to evaluate the benefits and costs of leasing such equipment and may decide to finance future capital expenditures by utilizing this lease line from PNC Leasing Corporation or using its available cash.

Net cash provided by operating activities was $865,000 and $215,000 during the six month periods ended March 31, 1998 and 1997, respectively. The increased cash provided by operations in the 1998 period resulted from a decrease in the Company's accounts receivable coupled with the Company's net income after adding back certain non-cash depreciation and amortization charges.

The Company's teleservices operations will continue to require significant capital expenditures. Capital expenditures, during the six month period ended March 31, 1998, were $980,000. Either by purchasing or leasing, the Company expects to allocate approximately $2.5 million on capital expenditures during the remainder of the fiscal year ending September 30, 1998, primarily for enhancements of technology used throughout its call center operations.

The Company believes that cash generated from operations, when available, together with its cash and marketable securities, available credit under the credit facility and leasing agreement will be sufficient to finance its current operations and planned capital expenditures at least until September 30, 1998.

             ITEM 3 - QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT
                                 MANAGEMENT RISK


Not applicable.

                                    PART II

                               OTHER INFORMATION


Item 1:   Legal Proceedings
------    -----------------
               A.       None.


Item 2:   Changes in Securities
------    ---------------------
               a.   No change.
               b.   Not applicable.
               c. The Company has not sold any securities that were not registered under the Securities Act
               d. The Company's Registration Statement on Form S-1 (File No. 333-07501) (the "Registration Statement") was declared effective by the Commission on September 18, 1996. Pursuant to the Registration Statement, the Company registered an aggregate of 3,220,000 shares of Common Stock, par value $0.01 per share. All of the shares registers by the Registration Statement were sold at $12.50 per share, realizing aggregate proceeds of $40,250,000 and net aggregate proceeds (after deduction of underwriters' discounts and commissions and other offering expenses of $2,801,420 and $900,000, respectively) of $36,548,600. None of these expenses were paid to directors, officers, general partners or their associates or to 10% shareholders of the Company. Of the net proceeds of the offering, $15,300,000 were used to repay indebtedness and $6,000,000 were used to pay a special bonus to Raymond J. Hansell and MarySue Lucci, the Company's founders and owners, in excess of 10% of the Common Stock. The amount of $6,400,000 was used to fund the redemption of Series B Preferred Stock by Advanta Partners LP, an owner of 10% or more of the Common Stock, and the amount of $281,000 to fund the redemption of Series B Preferred Stock by Glengar International Investments Limited. The remainder of the proceeds were invested in short-term investments pending their withdrawal for general corporate purposes. At April 19, 1998, the balance of these investments was approximately $6,020,000 reflecting the use of approximately $2,780,000 for general corporate purposes.

Item 3:   Defaults upon Senior Securities
------    -------------------------------
               None.


Item 4:   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------
               None.


Item 5:   Other Information
------    -----------------
               None.


Item 6:   Exhibits and Reports on Form 8-K
------    --------------------------------
                a.  Exhibits
                         10 - Employment Agreement between the Company and
                               Robert Berwanger dated March 18, 1998
                         27 - Financial Data Schedule
               b.   Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 RMH Teleservices, Inc.



DATE:  April 24, 1998            BY: /s/     Raymond J. Hansell
                                    -------------------------------
                                    Raymond J. Hansell
                                    Chief Executive Officer



DATE:  April 24, 1998            BY:     /s/     Richard C. Altus
                                    -----------------------------
                                    Richard C. Altus
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)