Form 10-Q
period 1998-06-30
RMH TELESERVICES INC
filed 1998-08-14
CIK 1017958

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                    JUNE 30, 1998

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

                               Yes     X         No
                                    --------        --------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,120,000 shares of Common Stock outstanding as of August 5, 1998.

                    RMH TELESERVICES, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q


                                                                                           PAGE
                                                                                          NUMBER
                                                                                          ------
PART I.   FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheets as of
         June 30, 1998 and September 30, 1997 ...........................................    3

         Consolidated Statements of Operations for the
         three and nine months ended June 30, 1998 and 1997 .............................    4

         Consolidated Statements of Cash Flows for the
         nine months ended June 30, 1998 and 1997 .......................................    6

         Notes to Consolidated Financial Statements .....................................    7

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..................................   10

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk......................   14

PART II.  OTHER INFORMATION .............................................................   15

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (unaudited)


                                               June 30,      September 30,
            ASSETS                               1998             1997
            ------                               ----             ----
CURRENT ASSETS:
  Cash and cash equivalents                   $ 2,127,000      $ 6,882,000
  Marketable securities                         7,668,000        5,135,000
  Accounts receivable, net of allowance
      for doubtful accounts of $69,000
      and $37,000                               8,648,000        7,926,000
  Refundable deposits                           1,582,000              ---
  Prepaid expenses and other current assets       716,000          755,000
                                              -----------      -----------
              Total current assets             20,741,000       20,698,000
                                              -----------      -----------


PROPERTY AND EQUIPMENT                         10,448,000        9,354,000
  Less - accumulated depreciation and
      amortization                             (6,071,000)      (4,878,000)
                                              -----------      -----------
              Net property and equipment        4,377,000        4,476,000
                                              -----------      -----------

OTHER ASSETS                                      126,000          112,000
                                              -----------      -----------

                                              $25,244,000      $25,286,000
                                              ===========      ===========


          LIABILITIES AND                      June 30,      September 30,
        SHAREHOLDERS' EQUITY                     1998             1997
        --------------------                     ----             ----
CURRENT LIABILITIES:
  Current portion of capitalized             $         --     $      8,000
   lease obligations
  Accounts payable                                668,000          583,000
  Accrued expenses                              1,950,000        2,379,000
  Deferred income taxes                           344,000          344,000
                                              -----------      -----------

              Total current liabilities         2,962,000        3,314,000
                                              ------------     ------------

DEFERRED INCOME TAXES                             259,000          289,000
                                              ------------     ------------

SHAREHOLDERS' EQUITY:
  Common stock                                 48,638,000       48,638,000
  Common stock warrant outstanding                450,000          450,000
  Accumulated deficit                         (27,065,000)     (27,405,000)
                                              ------------     ------------
              Total shareholders' equity       22,023,000       21,683,000
                                              ------------     ------------


                                             $ 25,244,000     $ 25,286,000
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

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)


                                                             For the Three Months Ended June 30,
                                                             -----------------------------------
                                                                 1998                    1997
                                                                 ----                    ----

REVENUES                                                      $13,212,000             $12,698,000
                                                              -----------             -----------

OPERATING EXPENSES:
   Cost of services                                            10,155,000               8,858,000
   Selling, general and administrative                          3,052,000               2,553,000
                                                              -----------             -----------
      Total operating expenses                                 13,207,000              11,411,000
                                                              -----------             -----------

      Operating income                                              5,000               1,287,000

INTEREST INCOME                                                   145,000                 133,000
                                                              -----------             -----------

      Income before income taxes                                  150,000               1,420,000

INCOME TAXES                                                       54,000                 477,000
                                                              -----------             -----------

NET INCOME                                                    $    96,000             $   943,000
                                                              ===========             ===========

BASIC EARNINGS PER SHARE                                      $       .01             $       .12
                                                              ===========             ===========

DILUTED EARNINGS PER SHARE                                    $       .01             $       .11
                                                              ===========             ===========

WEIGHTED AVERAGE SHARES
     OUTSTANDING USED IN BASIC
     EARNINGS PER SHARE COMPUTATION                             8,120,000               8,120,000
                                                              ===========             ===========

WEIGHTED AVERAGE SHARES
     OUTSTANDING USED IN DILUTED
     EARNINGS PER SHARE COMPUTATION                             8,264,000               8,262,000
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

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)

                                                              For the Nine Months Ended June 30,
                                                              ----------------------------------
                                                                 1998                    1997
                                                                 ----                    ----

REVENUES                                                      $37,796,000             $33,770,000
                                                              -----------             -----------

OPERATING EXPENSES:
   Cost of services                                            28,451,000              23,060,000
   Selling, general and administrative                          9,228,000               7,023,000
                                                              -----------             -----------
      Total operating expenses                                 37,679,000              30,083,000
                                                              -----------             -----------

      Operating income                                            117,000               3,687,000

INTEREST INCOME                                                   414,000                 346,000
                                                              -----------             -----------

      Income before income taxes                                  531,000               4,033,000

INCOME TAXES                                                      191,000               1,418,000
                                                              -----------             -----------

NET INCOME                                                    $   340,000             $ 2,615,000
                                                              ===========             ===========

BASIC EARNINGS PER SHARE                                      $       .04             $       .32
                                                              ===========             ===========

DILUTED EARNINGS PER SHARE                                    $       .04             $       .32
                                                              ===========             ===========

WEIGHTED AVERAGE SHARES
     OUTSTANDING USED IN BASIC
     EARNINGS PER SHARE COMPUTATION                             8,120,000               8,120,000
                                                              ===========             ===========

WEIGHTED AVERAGE SHARES
     OUTSTANDING USED IN DILUTED
     EARNINGS PER SHARE COMPUTATION                             8,318,000               8,262,000
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

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)

                                                                  For The Nine Months Ended June 30,
                                                                  ----------------------------------
                                                                     1998                    1997
                                                                     ----                    ----
OPERATING ACTIVITIES:
   Net income                                                   $   340,000               $ 2,615,000
   Adjustments to reconcile net income to net cash
       used in operating activities
       Depreciation and amortization                              1,193,000                 1,001,000
       Deferred income taxes                                        (30,000)                      ---
       Changes in operating assets and liabilities -
          Accounts receivable                                      (722,000)               (4,431,000)
          Refundable deposits                                    (1,582,000)                      ---
          Prepaid expenses and other assets                          39,000                   (99,000)
          Other assets                                              (14,000)                  (54,000)
          Accounts payable and accrued expenses                    (344,000)                  185,000
                                                                -----------               -----------
               Net cash used in operating activities             (1,120,000)                 (783,000)
                                                                -----------               -----------
INVESTING ACTIVITIES:
   Purchases of property and equipment                           (1,113,000)               (1,067,000)
   Purchases of marketable securities                            (9,970,000)               (4,450,000)
   Maturities of marketable securities                            7,437,000                       ---
                                                                -----------               -----------
               Net cash used in investing activities             (3,646,000)               (5,517,000)
                                                                -----------               -----------
FINANCING ACTIVITIES:
   Proceeds from refinanced assets                                   19,000                   714,000
   Repayments on capitalized lease obligations                       (8,000)                  (36,000)
                                                                -----------               -----------
               Net cash provided by financing activities             11,000                   678,000
                                                                -----------               -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                          (4,755,000)               (5,622,000)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                            6,882,000                10,047,000
                                                                -----------               -----------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                $ 2,127,000               $ 4,425,000
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

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The consolidated financial statements have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and results of operations. Operating results for the three and nine month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the complete fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended September 30, 1997.

RMH Teleservices, Inc. (the "Company") provides outbound and inbound teleservices to major corporations, such as those in the insurance, financial services, telecommunications and utility industries.


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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.


                                                  For The Three Months Ended June 30,
                         -------------------------------------------------------------------------------------
                                          1998                                        1997
                         ----------------------------------------   ------------------------------------------
                                                                                                    Per
                            Income         Shares       Per Share     Income         Shares        Share
                          (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)    Amount
                          -----------   -------------   ---------   -----------   -------------   ---------
Basic earnings
  per share:
    Net income               $96,000       8,120,000         $.01     $943,000       8,120,000         $.12
                                                             ====                                      ====
Effect of dilutive
  securities
    Stock warrants               ---         142,000                       ---         142,000
    Stock options                ---           2,000                       ---             ---
                             -------       ---------                  --------       ---------
Diluted earnings
  per share:
    Net income and
    assumed conversion of
    dilutive securities      $96,000       8,264,000         $.01     $943,000       8,262,000         $.11
                             =======       =========         ====     ========       =========         ====



                                                        For The Nine Months Ended June 30,
                               -------------------------------------------------------------------------------------
                                                1998                                        1997
                               ----------------------------------------   ------------------------------------------
                                                                                                          Per
                                  Income         Shares       Per Share     Income         Shares        Share
                                (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)    Amount
                                -----------   -------------   ---------   -----------   -------------   ---------
Basic earnings
  per share:
    Net income                    $340,000       8,120,000         $.04   $2,615,000       8,120,000         $.32
                                                                   ====                                      ====
Effect of dilutive
  securities:
    Stock warrants                     ---         142,000                       ---         142,000
    Stock options                      ---          56,000                       ---             ---
                                  --------       ---------                ----------       ---------
Diluted earnings per
  share:
    Net income and
    assumed conversion
    of dilutive securities        $340,000       8,318,000         $.04   $2,615,000       8,262,000         $.32
                                  ========       =========         ====   ==========       =========         ====

Options to purchase 268,000 and 255,000 shares of Common stock were outstanding during the three and nine month periods ended June 30, 1997, respectively, but were not included in the respective computations of diluted earnings per share because the option exercise prices were greater than the average market price of the Common shares during the respective periods. For the three and nine month periods ended June 30, 1998, 2,000 and 56,000 stock options were included in the diluted earnings per share calculation as the average market price of Common stock, exceeded the exercise price during the respective periods, using the treasury stock method. Options to purchase 555,900 shares of Common stock were outstanding at June 30, 1998.

NOTE 3 - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK
---------------------------------------------------------

The Company is dependent on several large customers within the insurance industry for a significant portion of its revenues. Three of the Company's largest customers are engaged in transactions with each other and represent a single credit risk to the Company. These three customers accounted for 62.1% and 68.5% and 69.9% and 74.1% of revenues for the three and nine month periods ended june 30, 1998 and 1997, respectively. The loss of one or more of these customers could have a materially adverse effect on the Company's business. Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of the Company's customers. The Company does not require collateral or other securities to support customer receivables. At June 30, 1998, the accounts receivable from the customers that represent a single credit risk were $5,600,000.


For the nine month period ended june 30, 1998 and the three and nine month periods ended June 30, 1997, the Company generated 6.4%, 9.5% and 7.8%, respectively, of its revenues from a customer who had an equity ownership interest through an affiliate. Effective February 20, 1998, this customer transferred this line of business to a new independent entity. While the Company continues to do business with this new entity, it no longer relies upon this related party relationship for such revenues.

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

Risks Associated With The Year 2000
-----------------------------------

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company does not believe that it has material exposure to the Year 2000 issue. New internal systems are written that correctly define the Year 2000. Older systems are being modified to support the century format. The Company is currently unable to predict the extent to which the Year 2000 issue will effect its suppliers or the extent to which it would be a vulnerable to its suppliers' failure to remediate any Year 2000 issues on a timely basis. The Company's predictive dialing vendor is releasing its Year 2000 compliant software upgrade in August 1998. the Company's plan is to aggressively upgrade to the new software in calendar 1998 to afford reasonable time to modify and test the revised software. The Company does not believe it will incur significant costs in order to comply with Year 2000 requirements.

Results of Operations
---------------------

Revenues - Revenues increased to $13,212,000 and $37,796,000 for the three and nine month periods ended June 30, 1998, from $12,698,000 and $33,770,000 for the comparable periods in 1997. This represents revenue increases of 4.0% and 11.9% for the three and nine month periods ended June 30, 1998, respectively, as compared to the comparable periods in 1997. Of such increase in revenues, approximately $378,000 and $2,469,000 were attributable to increased calling volumes from existing clients, and $136,000 and $1,557,000 to new clients, for the three and nine month periods, respectively.

Cost of Services - Cost of Services increased to $10,155,000 and $28,451,000 for the three and nine month periods ended June 30, 1998, from $8,858,000 and $23,060,000 for the comparable periods in 1997. As a percentage of revenues, cost of services increased to 76.9% and 75.3% for the three and nine month periods ended June 30, 1998, as compared to 69.8% and 68.3% for the comparable periods in 1997. The Company believes that the increase in costs of services, as a percentage of revenues, during both periods, is attributable to pricing pressures coupled with the costs of supporting several call centers that opened in fiscal 1997 that remain less than fully utilized. The Company anticipates that cost of services, as a percentage of revenue, may increase during the remainder of the year to the degree that new business and/or volume opportunities warrant pricing discounts to be offered by the Company, the Company requires a longer period of time to generate acceptable levels of utilization at its call centers, and/or the Company experiences upward pressures on hourly wages as a result of tighter or more competitive labor markets.

Selling, General and Administrative - Selling, general and administrative expenses increased to $3,052,000 and $9,228,000 for the three and nine month periods ended June 30, 1998, from $2,553,000 and $7,023,000 for the comparable periods in 1997. As a percentage of revenues, selling, general and administrative expenses increased to 23.1% and 24.4% during the three and nine months ended June 30, 1998, as compared to 20.1% and 20.8% for the comparable periods in 1997. During the nine month period ended June 30, 1998, $335,000 of the increase was a result of the Company's decision to settle certain litigation with an existing customer and legal costs incurred relating to such settlement. The balance of the increase was primarily the result of increased staffing and operating costs required to support the growth in the Company's revenues.

Interest Income - Interest income for the three and nine month periods ended June 30, 1998 and 1997, amounted to $145,000 and $414,000 and $133,000 and
$346,000, respectively, and was earned by investing the remaining proceeds of the Company's initial public offering in short term investments and cash equivalents.

Income Tax Expense - Income tax expense for the three and nine month periods ended June 30, 1998, was $54,000 and $191,000 and represents income taxes based on an effective tax rate of 36%. This tax rate is reflective of both the federal tax rate in effect and those state tax rates in effect where the Company does business coupled with certain tax planning strategies implemented in fiscal 1996.

Liquidity and Capital Resources
-------------------------------

Historically, the Company's primary sources of liquidity have been cash flow from operations and borrowings under its credit facilities. On September 24, 1996, the Company completed an initial public offering and raised net proceeds of approximately $36.3 million. The Company used approximately $27.9 million of these proceeds to repay all bank indebtedness, redeem its series B Preferred Stock and pay certain one-time special bonuses to the founders. The remaining $8.4 million in proceeds was invested in short term financial instruments pending use for working capital and general corporate purposes. The balance of such short term instruments was approximately $8.2 million on August 5, 1998.

On March 21, 1997, the Company entered into a new $4 million line of credit facility (the "Credit Line") with PNC Bank (the "Bank"). The Credit Line replaces the Company's former term loan and credit facility originated in conjunction with the 1996 recapitalization. The Credit Line expires on April 1, 1999, or such later date, if extended by the Bank, and outstanding balances bear interest at the Company's option of the LIBOR rate plus 95 basis points or at the prime rate minus one-half percent. The Credit Line is secured by all of the assets of the Company and contains financial covenants and certain restrictions on the Company's ability to incur additional debt or dispose of its assets. As of June 30, 1998, the Company had no borrowings outstanding on the Credit Line.

Under a separate agreement dated February 22, 1997, with PNC Leasing Corporation, the company had up to $6 million available for purposes of leasing call center equipment. The original $6 million commitment expired on April 1, 1998, and was subsequently renewed with a maturity date of April 1, 1999, in order for this facility to mature simultaneously with the Company's Credit Line, and requires that such leases meet the accounting definition of an operating lease with rent to be paid over a period not to exceed sixty months. As of June 30, 1998, the Company had financed $5,800,000 of equipment purchases under the original facility and $6.0 million remains available under the renewed leasing facility. At the end of each respective lease term, and at the Company's option, the Company may acquire the specific equipment at the current fair market value. In the future, the Company will continue to evaluate the benefits and costs of leasing such equipment and may decide to finance future capital expenditures by utilizing this lease line from PNC Leasing Corporation or using its available cash.

Net cash used in operating activities was $1,120,000 and $783,000 during the nine month periods ended June 30, 1998 and 1997, respectively. The cash used in operations in the 1998 period was a result of deposits paid on assets to be leased amounting to $1,582,000 and a decrease in the Company's accounts receivable, less the Company's net income after adding back certain non-cash depreciation and amortization charges. Subsequent to June 30, 1998 the Company received a full refund of the $1,582,000 deposit from PNC Leasing Corporation under the aforementioned agreement.

The Company's teleservices operations will continue to require significant Capital expenditures. Capital expenditures, during the nine month period ended June 30, 1998, were $1,113,000. Either by purchasing or leasing, the Company expects to allocate approximately $0.5 million on capital expenditures during the remainder of the fiscal year ending September 30, 1998, primarily for enhancements of technology used throughout its call center operations.

The Company believes that cash generated from operations, when available, together with its cash and marketable securities, available credit under the credit facility and leasing agreement will be sufficient to finance its current operations and planned capital expenditures at least until September 30, 1999.

            ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                  MARKET RISK


Not applicable.

                                    PART II

                               OTHER INFORMATION


Item 1:   Legal Proceedings
------    -----------------
               a.       None.


Item 2:   Changes in Securities
------    ---------------------
               a.   No change.
               b.   Not applicable.
               c. The Company has not sold any securities that were not registered under the Securities Act
               d. The Company's Registration Statement on Form S-1 (File No. 333-07501) (the "Registration Statement") was declared effective by the Commission on September 18, 1996. Pursuant to the Registration Statement, the Company registered an aggregate of 3,220,000 shares of Common Stock, par value $0.01 per share. All of the shares registers by the Registration Statement were sold at $12.50 per share, realizing aggregate proceeds of $40,250,000 and net aggregate proceeds (after deduction of underwriters' discounts and commissions and other offering expenses of $2,801,420 and $900,000, respectively) of $36,548,600. None of these expenses were paid to directors, officers, general partners or their associates or to 10% shareholders of the Company. Of the net proceeds of the offering, $15,300,000 were used to repay indebtedness and $6,000,000 were used to pay a special bonus to Raymond J. Hansell and Marysue Lucci, the Company's founders and owners, in excess of 10% of the common stock. The amount of $6,400,000 was used to fund the redemption of Series B Preferred Stock by Advanta Partners LP, an owner of 10% or more of the Common Stock, and the amount of $281,000 to fund the redemption of Series B Preferred Stock by Glengar International Investments Limited. The remainder of the proceeds were invested in short-term investments pending their withdrawal for general corporate purposes. At August 5, 1998 the balance of these investments was approximately $8,214,000 reflecting the use of approximately $586,000 for general corporate purposes.

Item 3:   Defaults upon Senior Securities
------    -------------------------------
               None.


Item 4:   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

        On May 18, 1998, the Company held its Annual Meeting of Shareholders at which the holders of the Company's Common Stock voted in an election of three members of the Company's Board of Directors to three year terms expiring at the Company's 2001 Annual Meeting of Shareholders. The total number of shares of Common Stock represented at the Annual Meeting were 7,367,798, constituting a quorum. All three nominees of the Board of Directors were reelected. The following is a report of the votes cast at the Annual Meeting for each nominee for director:

--------------------------------------------------------------------------------
  Nominee Name                    Votes For           Withhold Authority
--------------------------------------------------------------------------------

MarySue Lucci Hansell             7,339,448                 28,350
--------------------------------------------------------------------------------

Herbert Kurtz                     7,339,448                 28,350
--------------------------------------------------------------------------------

Gary H. Neems                     7,339,448                 28,350
--------------------------------------------------------------------------------

        At the Meeting, the shareholders also approved a proposal to ratify the choice of Authur Andersen LLP as the Company's independent auditors for the fiscal year ending September 30, 1998. The following is a report of the votes cast with respect to this proposal:

--------------------------------------------------------------------------------
  Votes For                      Votes Against             Abstain
--------------------------------------------------------------------------------

7,354,338                            6,750                  6,750
--------------------------------------------------------------------------------


Item 5:   Other Information
------    -----------------
               None.


Item 6:   Exhibits and Reports on Form 8-K
------    --------------------------------
               a. Exhibits
                             27  -  Financial Data Schedule, which is submitted
                                    electronically to the Securities and
                                    Exchange Commission for information purposes only.

               b.   Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              RMH Teleservices, Inc.



Date:  August 5, 1998  BY:     /s/     Raymond J. Hansell
                          -------------------------------
                              Raymond J. Hansell
                              Chief Executive Officer



Date:  August 5, 1998  by:     /s/     Michael J. Scharff
                          -------------------------------
                              Michael J. Scharff
                              Chief Financial Officer/Executive Vice President (Principal Financial and Accounting Officer)