Form 10-K
period 1998-09-30
RMH TELESERVICES INC
filed 1998-12-28
CIK 1017958

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

             [X] Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                 For the fiscal year ended September 30, 1998

                                      or

           [_] Transition Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

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


                               40 Morris Avenue
                              Bryn Mawr, PA 19010
             (Address of principal executive offices and zip code)


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
                                  Yes  X            No
                                     ------            ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of December 23, 1998, 8,120,000 shares of common stock were outstanding.

The aggregate market value of the shares of common stock owned by non-affiliates of the Registrant as of December 23, 1998 was approximately $11.7 million (based upon the closing sales price of these shares as reported by the Nasdaqs Stock Market's national market). Calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the Company include only directors, executive officers and stockholders filing Schedules 13D or 13G with the Company. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes by the Securities and Exchange Commission.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on February 23, 1999 are incorporated by reference in
Part III.

                               Table of Contents


Item
No.                                                                        Page


                                     PART I

1. Business...................................................................1

2. Properties.................................................................7

3. Legal Proceedings..........................................................8

4. Submissions of Matters to a Vote of Security Holders.......................8

   Executive Officers of the Company..........................................8


                                     PART II

5. Market for Registrant's Common Equity and Related Shareholder Matters.....10

6. Selected Financial Data...................................................11

7. Management's Discussion and Analysis of Financial Condition and Results
     of Operations...........................................................12

7.A. Quantitative and Qualitative Disclosures about Market Risk..............20

8. Financial Statements and Supplementary Data...............................20

9. Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure....................................................20


                                   PART III

10. Directors and Executive Officers of the Registrant.......................20

11. Executive Compensation...................................................20

12. Security Ownership of Certain Beneficial Owners and Management...........21

13. Certain Relationships and Related Transactions...........................21


                                    PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..........21

    Signatures...............................................................22

                                    PART I

ITEM 1.   BUSINESS
          --------

General

     RMH Teleservices, Inc. (the "Company") provides outbound and inbound teleservices predominantly to major corporations in the insurance, financial services, telecommunications and membership services industries. The Company distinguishes itself through its high quality service and disciplined management approach which has led to long-term client relationships and sustained profitable growth. The Company originated relationships with Mass Marketing Insurance Group ("MMIG"), JCPenney Life Insurance Company ("JCPenney") and AT&T/Universal Card Services ("AT&T") over seven years ago and, since fiscal 1991, the Company's aggregate volume with these clients has grown each year. The Company believes its innovative approach to producing quality service distinguishes it from its competitors and has led to the Company's sustained growth and its retention of key clients despite severe recruiting and retention challenges brought about by a tight labor market. The Company's net revenue has increased 14.1% over the last year.

     The Company was founded in 1983 by Raymond J. Hansell, former Vice Chairman and Chief Executive Officer, and MarySue Lucci, former Director, President and Chief Operating Officer (the "Founders"). In May 1996, the Company completed a leveraged recapitalization (the "Recapitalization") pursuant to which Advanta Partners LP ("Advanta Partners"), a venture capital affiliate of Advanta Corp., became the largest equity holder of the Company. The Company completed the Recapitalization to permit Advanta Partners to invest substantial financial and other resources in the Company and to permit the Founders to realize a portion of the economic value of their initial investment in the Company. The Company is a Pennsylvania corporation and its principal business office is located at 40 Morris Avenue, Bryn Mawr, Pennsylvania 19010. Its telephone number is (610) 520-5300.

     In September 1996, the Company completed an Initial Public Offering of 3,220,000 shares of Common Stock ("Common Stock") from which it realized aggregate proceeds, after deduction of underwriting discounts and commissions of $37,448,000 (the "Initial Public Offering"). On September 18, 1996 the Company's Common Stock was included on the Nasdaq Stock Market's National Market under the symbol "RMHT".

     The Company's revenue and income from operations for fiscal 1998 were $52.4 million and $327,000, respectively. This represents an increase of 14.1% and a decrease of 93.1% respectively, compared to fiscal 1997.

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

     Many large companies have begun to outsource their telemarketing and customer support services in order to access the industry expertise, breadth of services and specialized capabilities of large-scale, technologically-sophisticated teleservices providers such as the Company. Using such providers enables these companies to concentrate on their core businesses and improve the quality and cost-effectiveness of their customer contact functions. As a result, the Company believes that the enhanced quality and economic advantages provided by independent teleservices companies will accelerate the outsourcing trend in the industry. In addition, the Company believes that the deregulation of the telecommunications industry will significantly increase the demand for telemarketing services.

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

The Company's Services

  Outbound Teleservices
  ---------------------

     Historically, the Company has concentrated on providing outbound business-to-consumer teleservices. In this market, the Company has sought and established relationships with large corporate clients, many of which have been clients of the Company for over seven years.

     Outbound teleservices refers to the service the Company performs when its telephone service representatives ("TSRs"), place calls to parties targeted by the client to offer products or services or to obtain information. At the beginning of a typical outbound program, the Company receives customer data files that the client has selected to match the demographic profile of the targeted customer for the product or service being offered. These files contain each targeted customer's name, address, phone number and other relevant data. The Company's data management system sorts the records, removes information regarding customers whom the Company is prohibited from contacting and assigns each file electronically to one of its outbound call centers. Actual telephone calling at the centers is controlled by computerized call management systems that utilize predictive dialers to automatically dial the telephone numbers in the files. The call management system then forwards all connected calls, along with the customer's name and other information, electronically to the workstation of a TSR who has been trained for the client's program. The TSR then uses a prepared script to solicit an order for the product or service or to request information that will be added to the client's database. Information regarding sales and other aspects of the program is captured by the Company's proprietary software systems and made available to clients in customized report formats.

     During fiscal 1998, the Company opened a new outbound call center facility in Ewing Township, NJ and commenced construction of another facility in Largo, Florida which opened in October 1998.

     Insurance. The Company is a major telemarketer of insurance products throughout the United States. Management believes this sector to be an extremely attractive area in business-to-consumer telemarketing from the perspective of the teleservices provider due to its large size, relative predictability and relative lack of seasonality. The Company works with large consumer insurance companies and their agents to market such products as accidental death and dismemberment policies, graded benefit life insurance and other niche insurance products primarily to credit card customers. The Company has also assisted clients in marketing supplemental dental and vision coverage to credit card holders.

     As of September 30, 1998, the Company employed 162 insurance agents licensed to sell insurance in a total of 46 states. The Company's significant relationships in this industry include those with MMIG, AT&T, and JCPenney, which were responsible for 43.7%, 6.5%, and 15.9%, respectively, of the Company's revenues for fiscal 1998. The Company originated its relationship with MMIG over ten years ago and originated its relationships with JCPenney and AT&T over seven years ago. The Company's aggregate revenues from this group of clients have grown respectively, each year since fiscal 1991. In fiscal 1998, 66.2% of the Company's revenues were generated from services related to insurance products.

     Financial Services. The Company provides teleservices to several of the largest credit card issuers, banks and other financial institutions in the United States. The Company's services include customer account acquisition, customer retention programs, and programs to sell credit card enhancement features such as higher credit limits, lower interest rates and lower fees. The Company also cross-sells additional services such as home equity loans and related banking services. In fiscal 1998, 23.2% of the Company's revenues were generated from services related to financial services products.

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

     Membership Services. The Company provides services on behalf of a company that provides membership services to a variety of interest groups. These memberships generally entitle the members to a discount on selected goods and services purchased. In fiscal 1998, 7.0% of the Company's revenues were generated from services related to membership services products.

Inbound Teleservices
--------------------

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

The Company currently operates inbound customer service centers in its Lansdowne, PA and Delran, NJ call center facilities. During 1998, the Company grew its inbound business in the financial services and membership services industries which were offset by the loss of a client in the telecommunications industry.

Business-to-Business Teleservices
---------------------------------

     The Company believes that the dynamics of the business-to-business teleservices marketplace have now changed so as to permit the development of the type of long-term client relationships and large-scale campaigns that have formed the core of the Company's business-to-consumer services. The Company expects that the demand for business-to-business applications will grow, especially among telecommunications and membership services companies, as many large companies recognize that telemarketing is a more efficient method of reaching business customers than a field sales force. Growth in the business-to-business teleservices market has the potential for the Company to leverage its existing workstation capacity because such services are provided primarily during the day while business-to-consumer services are provided primarily during the evening. The Company believes that its prior experience in business-to-business teleservices and current expertise in business-to-consumer teleservices position it to take advantage of the growth in this market. Though this business has not grown dramatically during 1998, the Company believes that the business-to-business marketplace is embracing teleservices and opportunities may present themselves in future periods.

The Company's Operations

Management
----------

     At the beginning of fiscal 1998 an executive search was undertaken for a Chief Executive Officer in anticipation of the expiration of the Founders' employment agreements in fiscal 1999. On August 13, 1998 the Board of Directors approved the employment of Mr. John A. Fellows as Chief Executive Officer. Concurrently the Board of Directors approved consulting agreements for the Founders expiring on May 31, 1999.

Sales, Marketing and Account Management
---------------------------------------

     During fiscal 1998 the Company continued the national account sales program that was initiated in 1996. This program focuses its direct sales efforts on developing relationships with the leading users of teleservices in its targeted industries. This initiative was re-inforced by the addition of a Vice President of Sales and a Vice President of Business Development in fiscal 1998, both with extensive experience in the communications and telemarketing industries. Supporting this initiative, the Company will continue to market its services by attending trade shows, advertising in industry publications, responding to requests for proposals, pursuing client referrals and cross-selling to existing clients.

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

Personnel and Training
----------------------

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

     Newly-hired TSRs receive an intensive three-day training course that emphasizes modeling and role-playing as well as instruction on effective sales techniques and product knowledge. New TSRs are closely monitored for an initial 30-day period and thereafter receive ongoing coaching and training. As of September 30, 1998, the Company employed 162 licensed insurance agents specializing in the marketing of insurance-related products. These licensed agents receive continuing insurance-related education to comply with applicable state licensing requirements. To further assure the continuity and consistency of management practices, each call center has dedicated recruiting and training personnel who report directly to corporate management. The Company also provides significant on-going training to its supervisory and management personnel on coaching, counseling and total quality management techniques.

     The Company has developed an innovative compensation and performance recognition plan in order to motivate employees and reduce turnover. The Company generally attempts to target base TSR compensation at higher levels than is paid by other businesses competing for the same labor pool. In addition, the Company offers a benefits package, including health insurance, for qualifying full-time TSRs. For performance recognition, the Company pays cash bonuses to TSRs who achieve sales targets and quality benchmarks and also offers non-cash incentives and creative programs to improve performance and maintain morale. Although it is typical in the teleservices industry for TSRs to be part-time employees, over 61.2% of the Company's TSRs are full-time employees (working at least 33 hours per week). The Company believes that its relatively high proportion of full-time employees provides a more stable workforce and reduces the Company's recruiting and training expenditures. As of September 30, 1998, the Company employed 2,566 persons, of whom more than 2,260 were TSRs. None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be good.

  Quality Assurance
  -----------------

     The Company believes that its reputation for quality services is critical to acquiring and retaining clients. The Company is committed to the principles of total quality management in order to continuously improve its operational processes. The Company establishes both internal and external benchmarks as a means to measure continuous improvement. The Company measures the quality of its services on the basis of sales per hour, level of customer inquiries, call abandonment rates and other quality performance criteria. In order to provide continuing improvement to the TSRs' performance and to assure compliance with the Company's quality standards, quality assurance personnel monitor each TSR on a frequent basis and provide coaching to the TSR based on this review. Clients also participate in the monitoring process. Sales confirmations are recorded with the customer's consent to ensure accuracy and to provide a record of the sale. Company personnel review all sales confirmation tapes for compliance with client specifications. In addition, these tapes are selectively reviewed in order to provide additional coaching to TSRs. The Company's information systems enable it to provide its clients with customized reports on the status of an on-going telemarketing campaign and can transmit information electronically to clients if desired. Access to this data enables the Company's clients to modify or enhance an on-going campaign in order to improve its effectiveness. Each Company call center has dedicated quality assurance personnel who provide on-going employee training and coaching to the center's TSRs.

  Technology
  ----------

     The Company was an early user of predictive dialing technology and was an early adopter of centralized management systems. The Company continues to invest strategically in proven systems and software technologies in order to enhance operational efficiency and maintain high quality services. These technologies reduce the cost per call and improve sales and customer service by providing the Company's TSRs and account management personnel with enhanced real-time access to customer and production information. As of September 30, 1998, the Company's management information systems department consisted of 56 technical professionals who maintain, upgrade and expand the Company's systems. The Company's call management and database systems have been designed to ensure quality service to its clients and to provide effective tools for the management of the Company's business.

     The Company uses UNIX-based predictive dialing systems at each call center, which are linked via a wide-area network to network servers at the Company's corporate headquarters. The Company's call center and network systems both use a flexible database architecture permitting the easy sharing of data among users of the system. As a result, the Company's scaleable systems can be configured to work cost-effectively at low and high volumes and permit the efficient addition of capacity. During fiscal 1998, the Company continued to expand its focus and invest its capital in the outbound and inbound teleservices marketplace by adding a total of 326 workstations in its new and two existing facilities.

     To effectively manage and control calling campaigns, the Company has developed its own proprietary software. The Company uses its Track System to monitor the status and performance of each client program throughout its life cycle. Information relating to each customer file (including a complete record of each sale transaction) is archived to ARCHIVE 2000, an internally generated suite of programs that retains call history for a client specified period of time, normally 2 years. This system is designed to respond to a client request to review details of a particular sales call in minutes and is able to identify the program, the date and time of the call and the TSR who recorded the sale. The Company has implemented procedures to protect the integrity of data against power loss, fire and other casualty.

Certain Customer Relationships

     The Company is dependent on several large customers for a significant portion of its revenues. Mass Marketing Insurance Group accounted for 43.7%, JCPenney Insurance Company Ltd accounted for 15.9% and Citicorp Credit Services, Inc. accounted for 10.8% of revenues for the year ended September 30, 1998. The loss of or diminution in business from one or more of these customers without a corresponding increase in business from other customers could have a material adverse effect on the Company's business.

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

Government Regulation

     Telemarketing sales practices are regulated at both the federal and state level. The Telephone Consumer Protection Act ("TCPA") enforced by the Federal Communications Commission ("FCC"), imposes restrictions on unsolicited automated telephone calls to residential telephone subscribers. Under the TCPA and the regulations promulgated thereunder, it is unlawful to initiate telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m., local time at the subscriber's location, or to use automated telephone dialing systems or artificial or prerecorded voices to call certain subscribers. Additionally, the TCPA regulations require telemarketing firms to develop a written policy implementing a "do not call" list and to train its telemarketing personnel to comply with these restrictions. The TCPA creates a right of action for both consumers and state attorneys general. A court may award damages or impose penalties of $500 per violation, which may be trebled for willful or knowing violations. Currently, the Company trains its service representatives to comply with the regulations of the TCPA and programs its call management system to avoid initiating telephone calls during restricted hours or to individuals maintained on the Company's "do not call" list.

     The FTC regulates both general sales practices and telemarketing specifically. Under the Federal Trade Commission ("FTC") Act, the FTC has broad authority to prohibit a variety of advertising or marketing practices that may constitute "unfair or deceptive acts and practices." Pursuant to its general enforcement powers, the FTC can obtain a variety of types of equitable relief, including injunctions, refunds, disgorgement, the posting of bonds and bars from continuing to do business for a violation of the acts and regulations it enforces.

     The FTC also administers the Telemarketing and Consumer Fraud and Abuse Prevention Act of 1990 ("TCFAPA") under which the FTC has issued regulations prohibiting a variety of deceptive, unfair or abusive practices in telemarketing sales. Generally, these rules prohibit misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The regulations also regulate the use of prize promotions in telemarketing to prevent deception and require that a telemarketer identify promptly and clearly the seller on whose behalf the telemarketer is calling, the purpose of the call, the nature of the goods or services offered and, if applicable, that no purchase or payment is necessary to win a prize. The regulations also require that a telemarketer maintain records on various aspects of its business.

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

     The industries served by the Company are also subject to government regulation, and, from time to time, bills are introduced in Congress which, if enacted, would affect the Company's operations. The Company and its employees who sell insurance products are required to be licensed by various state insurance commissions for the particular type of insurance product to be sold and are required to participate in regular continuing education programs, which are currently paid for by the Company.

     The Company believes that it is in compliance with all applicable regulations.

ITEM 2.   PROPERTIES
          ----------

     The Company's corporate headquarters facility is located in Bryn Mawr, Pennsylvania in an approximately 45,000 square-foot building leased to the Company through December 2001.

     The Company also leases all of the facilities used in its call center operations. The Company believes that its existing facilities are suitable and adequate for its current operations, but additional facilities will be required to support growth. As of November 30, 1998, the Company operated the following call centers.
                                                        Date of
                            Date of      Initial      Most Recent     Current
Location                    Opening    Workstations    Expansion   Workstations
--------                    -------    ------------    ---------   ------------
Bryn Mawr, PA(1)........   March 1985       15       November 1996      112
Lansdowne, PA(2)........  October 1990      80       November 1996      120
Pleasantville, NJ.......  November 1992     64       February 1996       96
Scranton, PA............    July 1993       64       May 1996            88
Wilkes-Barre, PA........    April 1994      64       March 1996          88
Reading, PA.............  February 1995     64       October 1996        96
Ocean Township, NJ......  November 1995     80       November 1996       96
Allentown, PA...........   April 1996       80       June 1997          106
Harrisburg, PA..........  October 1996      80       March 1997          96
Delran, NJ(3)...........   March 1997      100       June 1998          304
York, PA(4).............   June 1997        80       May 1998           184
Ewing Township, NJ......   July 1998        64       November 1998      124
Largo, FL...............  October 1998      96       October 1998        96
                                                                       ----
                                                     TOTAL            1,606
                                                                      =====

(1) Facilities transferred from Wynnewood, PA (the original headquarters) to Bryn Mawr in September 1995.
(2)  Includes a 24-seat inbound capability.
(3)  Includes a 70-seat inbound capability.
(4)  Includes a 40-seat inbound capability.

     The Company believes that suitable additional or alternative space will be available as needed on commercially reasonable terms.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

         None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

Not Applicable.

Executive Officers of the Company

     The executive officers of the Company are as follows:

Name                           Age     Position
----                           ---     --------
John A. Fellows...........     34      Director and Chief Executive Officer
Robert M. Berwanger.......     42      Chief Operating Officer
Michael J. Scharff........     52      Executive Vice President and acting
                                         Chief Financial Officer
Diane Bowser..............     45      Senior Vice President of Operations
David Clautice............     56      Vice President of Management Information Systems
Christina Johnson.........     55      Vice President of Corporate Training and
                                         Process Development
Darrell Jones.............     37      Vice President of Business Development
Eric Kligman..............     35      Vice President of Outbound Operations
Dean McCarney.............     33      Vice President of Account Management -
                                         Financial Services
Ellen Ritson..............     45      Vice President of Operations Recruiting, Training
                                         & Quality
Suzanne Snyder............     35      Vice President of Account Management - Insurance
James Wallace.............     46      Vice President of  MIS Systems and Programming
Michael Weston............     38      Vice President of Sales

     Mr. Fellows joined the Company as Chief Executive Officer in September 1998 and was elected to the Board of Directors in December 1998 to fill the unexpired term of Raymond J. Hansell who resigned from the Board of Directors in December 1998. Prior to joining the Company, Mr. Fellows held various management positions at Pepsico, Inc. and then served in senior positions at Paging Network, Inc. before becoming President of Telequest Teleservices, an Arlington, Texas based teleservices company. While President of Telequest Teleservices, Mr. Fellows had responsibility for a business with ten call centers and was very successful in helping refocus Telequest's historical product offerings, including retooling and enhancing the inbound portfolio of their teleservices business.

     Mr. Berwanger joined the Company as Senior Vice President of Operations in March 1997 and was named an Executive Vice President in December 1997. In March 1998, Mr. Berwanger was named Chief Operating Officer. For 14 years prior to joining the Company, Mr. Berwanger was employed by American Transtech, a wholly-owned teleservices subsidiary of AT&T where he most recently served as Director, New Business Development. Mr. Berwanger's tenure at AT&T included oversight of American Transtech's outbound telemarketing operation, start-up and oversight of a large-scale call center in Canada, and management of the AT&T multi-lingual call centers in San Jose, California.

     Mr. Scharff is the Company's Executive Vice President and acting Chief Financial Officer and since November 1994 has been Treasurer of the Company. Mr. Scharff was Senior Vice President of Finance of the Company from November 1995 to September 1996 and Vice President of Finance of the Company from November 1994 to November 1995. From January 1994 to November 1994, Mr. Scharff was an Assistant Vice President of the Company and, from the time he joined the Company in October 1988 until January 1994, Mr. Scharff served as the Company's Controller. From 1984 until joining the Company, Mr. Scharff was the President of Audobon Automotive Supply Co., an automotive parts distributor. Mr. Scharff was a divisional controller of Safeguard Business Systems from 1979 to 1984.

     Ms. Bowser recently joined RMH as Senior Vice President of Operations responsible for the Financial and General Business Partners. Ms Bowser comes from Fleet Financial/ Advanta Corporation where she served in various operational functions from 1981. Ms Bowser managed a customer base of over 6 million and 900 employees in three operational sites. Ms Bowser was also responsible for employee training, vendor management and quality assurance.

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

     Ms. Johnson currently serves as Vice President of Corporate Training and Process Development. Ms Johnson joined the Company in 1994, after nearly seventeen years with Safeguard Business Systems. While at Safeguard, Ms. Johnson served as Director of Quality Initiative (TQM) and was responsible for corporate training and human resources. Prior to that, Ms. Johnson served as Marketing Director for the core product line.

     Mr. Jones recently joined the Company as Vice President of Business Development. Prior to joining the Company, Mr. Jones was Director of Business Development for Telequest Teleservices and National Sales Manager for Century Telecommunications. From 1991 to 1997 Mr. Jones was Territory Manager for NMI Corporation. Mr. Jones served as Senior Account Executive for AT&T Wireless Services from 1989 to 1991.

     Mr. Kligman serves as Vice President of Outbound Operations, managing all insurance product call centers. Mr. Kligman joined the company in 1990 as a supervisor in one of the call centers and, prior to assuming his current position, served as General Manager of one site.

     Mr. McCarney is Vice President of Account Management for Financial Services and General business partners. Since joining the Company in 1990, Mr. McCarney has managed various areas of the Company including technical training, sales to national accounts and client services.

     Ms. Ritson is the Company's Vice President of Operations Recruiting, Training & Quality. Ms. Ritson joined the Company in 1993 and comes to the Company with over 15 years of experience in retail operations management.

     Ms. Snyder serves as Vice President of Account Management for the Insurance Division. Ms. Snyder joined the Company in 1990 after nearly five years in the retail management arena. Ms. Snyder manages the activity of the Company's insurance customers and oversees the licensing department, the Company compliance function and overall recruitment of licensed agents.

     Mr. Wallace is Vice President of MIS Systems and Programming and is responsible for the coordinating, testing, and implementing of all Company and customer programming needs. Prior to joining the Company, Mr. Wallace was an independent systems consultant servicing a broad range of clients with both programming and project management needs.

     Mr. Weston is currently Vice President of Sales. Prior to joining the Company, Mr. Weston served as National Sales Director of Telequest Teleservices from May 1996 to September 1998. From October 1994 to May 1996 Mr. Weston was an Account Executive at Somar. Mr. Weston also served in various sales capacities with two major insurance companies.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
        ---------------------------------------------------------------------

     The Company completed the Initial Public Offering on September 18, 1996 selling 3,220,000 shares of its Common Stock at a price of $12.50 per share. Since the Initial Public Offering, the Company's Common Stock has been quoted on the Nasdaq National Market under the symbol "RMHT." Prior to the Initial Public Offering, the Common Stock was not listed or quoted on any organized market system. The following table sets forth for the periods indicated the high and low closing sale prices of the Common Stock as reported on the Nasdaq National Market during the fiscal years ended September 30, 1997 and 1998.

                                                      HIGH           LOW
                                                      ----           ---
     First Fiscal Quarter of 1997.................    $17.00         $  6.13
     Second Fiscal Quarter of 1997................      8.25            5.00
     Third Fiscal Quarter of 1997.................      8.50            4.88
     Fourth Fiscal Quarter of 1997................      9.13            6.25
     First Fiscal Quarter of 1998.................      8.88            4.75
     Second Fiscal Quarter of 1998................      6.25            3.44
     Third Fiscal Quarter of 1998.................      4.38            3.25
     Fourth Fiscal Quarter of 1998................      3.38            1.63

     As of December 21, 1998 there were 36 shareholders of record of the Common Stock. The Company has not declared dividends on the Common Stock during the past two fiscal years. The Company currently intends to retain future earnings to finance its growth and development and therefore does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's credit facilities restrict the payment of cash dividends by the Company. Payment of any future dividends will depend upon the future earnings and capital requirements of the Company and other factors which the Board of Directors consider appropriate. The Company sold no securities during fiscal 1998.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Financial Statements of the Company and notes thereto included elsewhere in the Report.

                                                                                 For The Year Ended September 30
                                                                                 -------------------------------
                                                                    1998         1997         1996          1995          1994
                                                                  --------     --------     --------      --------      --------
                                                                              (in thousands, except per share data)
Statement of Operations Data:
Revenues .......................................................  $ 52,434     $ 45,937     $ 32,316      $ 25,545      $ 17,105
                                                                  --------     --------     --------      --------      --------
Operating expenses
   Cost of services ............................................    39,646       31,749       22,212        18,210        13,286
   Selling, general and administrative (1) .....................    12,461        9,469        6,669         5,312         3,007
   Special bonuses (2) .........................................        --           --        6,087            --            --
                                                                  --------     --------     --------      --------      --------
      Total operating expenses .................................    52,107       41,218       34,968        23,522        16,293
                                                                  --------     --------     --------      --------      --------
      Operating income (loss) ..................................       327        4,719       (2,652)        2,023           812
Interest income (expense) (3) ..................................       541          473       (1,893)         (261)         (170)
                                                                  --------     --------     --------      --------      --------
      Income (loss) before income taxes (benefit) and
          extraordinary item ...................................       868        5,192       (4,545)        1,762           642
Income taxes (benefit) (4) .....................................       364        1,825       (1,222)           21            40
                                                                  --------     --------     --------      --------      --------
      Income (loss) before extraordinary item ..................       504        3,367       (3,323)        1,741           602
Extraordinary item, net of tax benefit (5) .....................        --           --          582            --            --
                                                                  --------     --------     --------      --------      --------
Net income (loss) ..............................................       504        3,367       (3,905)        1,741           602
Preferred stock dividends ......................................        --           --          308            --            --
                                                                  --------     --------     --------      --------      --------
Net income (loss) available to Common
   shareholders (4) ............................................  $    504     $  3,367     $ (4,213)     $  1,741      $    602
                                                                  ========     ========     ========      ========      ========

Basic Income (Loss) Per Common Share
   Income (loss) before extraordinary item .....................  $    .06     $    .41     $   (.47)     $    .17      $    .06
   Extraordinary item ..........................................        --           --         (.08)           --            --
                                                                  --------     --------     --------      --------      --------
   Basic net income (loss) per Common share ....................  $    .06     $    .41     $   (.55)     $    .17      $    .06
                                                                  ========     ========     ========      ========      ========
Diluted Income (Loss) Per Common Share
   Income (loss) before extraordinary item .....................  $    .06     $    .41     $   (.47)     $    .17      $    .06
   Extraordinary item ..........................................        --           --         (.08)           --            --
                                                                  --------     --------     --------      --------      --------
   Diluted net income (loss) per Common share ..................  $    .06     $    .41     $   (.55)     $    .17      $    .06
                                                                  ========     ========     ========      ========      ========

                                                                                          September 30
                                                                  --------------------------------------------------------------

                                                                    1998         1997         1996          1995          1994
                                                                  --------     --------     --------      --------      --------
                                                                                         (in thousands)
Balance Sheet Data:
Working capital ................................................  $ 18,162     $ 17,384     $ 12,899      $  1,061      $    829
Total assets ...................................................    27,335       25,286       22,555         8,757         5,576
Long-term debt, less current maturities ........................        --           --           --           592           355
Capitalized lease obligations, less current maturities .........        --           --            2           436           623
Loans payable to shareholders ..................................        --           --           --           133           125
Shareholders' equity ...........................................    22,187       21,683       18,315         3,668         1,927

----------------

1) Selling, general and administrative expenses include Founders' compensation of $415,000, $400,000, $598,000, $766,000 and $660,000 for fiscal 1998,
     1997, 1996, 1995 and 1994, respectively.
2) Special bonuses in fiscal 1996 are bonuses and related payroll taxes in the amount of $6,087,000 paid to the Founders. Pursuant to employment contracts entered into and effective in May 1996, the Founders' compensation was fixed at a combined base amount of $400,000 per year for three years (subject to annual adjustment based on the inflation rate), plus a discretionary bonus which was not expected to exceed 20% of base compensation. On August 14, 1998, the Founders entered into consulting agreements with the Company which replace the aforementioned employment contracts. The agreements commenced on September 9, 1998 and expire on May 31, 1999. The agreements require annual basis payments of $104,000 for each of the Founders.
3) In fiscal 1996 interest expense includes a one-time charge of $1,177,000 relating to interest expense on a Founders' note.

4) The Company operated as an S Corporation for income tax purposes since April 1, 1990 and terminated such status in connection with the Recapitalization.
5) The $582,000 extraordinary expense, net of an income tax benefit, represents the write-off of certain deferred financing costs associated with the early extinguishment of bank indebtedness.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Safe Harbor For Forward Looking Statements

     The following discussion of the Company's historical results of operations and its liquidity and capital resources should be read in conjunction with "Selected Financial Information" and the Financial Statements of the Company and Notes thereto appearing elsewhere in this document.

     From time-to-time, the Company may publish statements which are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provided a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to: (i) reliance on principal client relationships in the insurance and financial services industry; (ii) fluctuations in quarterly results of operations due to the timing of clients' telemarketing campaigns, the timing of opening of new call centers and expansion of existing call centers and changes in competitive conditions affecting the telemarketing industry; (iii) difficulties of managing growth profitably; (iv) dependence on the services of the Company's executive officers and other key operations and technical personnel; (v) changes in the availability of qualified employees (vi) performance of its automated call-processing systems and other technological factors; (vii) the impact of Year 2000 issues on the Company; (viii) reliance on independent long-distance companies; (ix) changes in government regulations affecting the teleservices and telecommunications industries; (x) competition from other outside providers of teleservices and in-house telemarketing operations of existing and potential clients; and (xi) competition from providers of other marketing formats, such as existing formats such as direct mail and emerging strategies such as interactive shopping and marketing over the Internet.

Overview

     The Company is a leading provider of outbound and inbound teleservices to major corporations in the insurance, financial services, telecommunications, and membership services industries. Founded in 1983 by Raymond J. Hansell and MarySue Lucci to provide direct marketing and sales consulting, the Company opened its first call center focusing on business-to-business teleservices in 1985 to support the marketing efforts of its consulting customers. By the late 1980s, outbound business-to-consumer teleservices had become the predominant business of the Company. On May 24, 1996, the Company completed the Recapitalization which included the purchase of a significant equity interest in the Company by Advanta Partners. On September 24, 1996 the Company completed the Initial Public Offering from which it realized proceeds, after the deduction of underwriting discounts and commissions of $37.4 million. In connection with the Initial Public Offering, the Company redeemed all outstanding preferred stock. Specifically, the Company: (i) issued an aggregate of 400,000 shares of the Common Stock to the Founders in exchange for Series A Preferred Stock and a 6% subordinate promissory note for $4.0 million (the "Founders' Note") held by the Founders; and (ii) redeemed an aggregate of 6,500,000 shares of Series B Preferred Stock held by Advanta Partners and Glengar International Investments Limited. The Company also combined existing classes of common stock by converting shares of Class B Common Stock into an equal number of shares of Class A Common Stock, thereby leaving the Common Stock as the sole equity security of the Company.

     The Company's business has grown rapidly, resulting in increases in revenues during each of the last three fiscal years. The increase in revenues from $32.3 million in fiscal 1996 to $52.4 million in fiscal 1998, has largely been driven by increases in call volumes from existing clients, primarily in the insurance industry, coupled with the development of new clients primarily in the financial services, membership services and telecommunications industry. There is no assurance that the Company will be able to maintain its historical profit margins, which may be adversely affected by, among other factors, the pricing of such business and additional technological, labor and other costs involved in servicing such business. Operating income (exclusive of any special compensation expenses and one-time charges) decreased from $3.4 million or 10.6% of revenues in fiscal 1996 to $327,000 or 0.6% of revenues in fiscal 1998.

     Operating income decreased in 1998 when compared to 1997 as a result of the increase in cost of services as a percentage of revenues, partially offset by growth in revenue. Cost of services, which primarily consists of labor, telephone and other call center-related operating and support expenses, increased from 69.1% of revenues in fiscal 1997 to 75.6% of revenues in fiscal 1998. These costs have increased as a percentage of revenues as the Company has encountered a tight labor market, resulting in higher average hourly pay rates coupled with difficulties in staffing its existing call centers. In 1997, cost of services increased slightly as a percentage of revenues from 68.7% in 1996 to 69.1% in 1997 as certain factors that caused cost of services to decline were offset by pricing pressures and the costs of opening new call centers that were under utilized in 1997. These factors included expansion of call centers into lower cost geographic areas, improved operating efficiencies, negotiation of more favorable long distance rates and the maintenance of hourly wage rates. Selling, general and administrative expenses are comprised principally of corporate expenses, including management, sales and marketing activities, account management services, accounting and finance, human resources, information services and other administrative costs.

     The Company was subject to taxation under Subchapter S of the Internal Revenue Code of 1986, as amended, from April 1, 1990 to May 24, 1996. As a result, the net income of the Company, for federal and certain state tax purposes, was taxed directly to the Company's Founders rather than the Company. Upon completion of the Recapitalization, the Company terminated its Subchapter S status. In fiscal 1996, certain charges were incurred in connection with the Recapitalization of the Company and the Initial Public Offering. As a result of these charges the Company incurred a net operating loss for fiscal 1996. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, a calculation as to the realizability of the net operating loss carry forward was made taking into account the Company's ability to generate sufficient taxable income and thereby realize the benefit of the net operating loss prior to its expiration. As a result of this analysis, the Company recorded a deferred tax asset of $1.1 million in fiscal 1996.

Results of Operations

     The following table sets forth statements of operations and other data as a percentage of revenues from services provided by the Company for the periods indicated:

                                             For The Year Ended September 30
                                             -------------------------------
                                                1998      1997      1996
                                               ------    ------    ------
Revenues                                        100.0%    100.0%    100.0%
                                               ------    ------    ------
Operating expenses:
   Cost of services                              75.6      69.1      68.8
   Selling, general and administrative(1)        23.8      20.6      20.6
   Special bonuses(2)                              --        --      18.8
                                               ------    ------    ------
      Total operating expenses                   99.4      89.7     108.2
                                               ------    ------    ------
      Operating income (loss)                     0.6      10.3      (8.2)
Interest income (expense)(3)                      1.1       1.0      (5.9)
                                               ------    ------    ------
      Income (loss) before income taxes
          (benefit) and extraordinary item        1.7      11.3     (14.1)
Income taxes (benefit)                            0.7       4.0      (3.8)
Extraordinary item, net of tax benefit(4)          --        --       1.8
                                               ------    ------    ------
Net income (loss)                                 1.0%      7.3%    (12.1)%
                                               ======    ======    ======

(1) Compensation to Founders represents approximately 0.8%, 0.9% and 1.9% of revenues for fiscal 1998, fiscal 1997 and fiscal 1996, respectively.
(2) Special Bonuses in fiscal 1996 include cash bonuses and related payroll taxes in the amount of $6,087,000 paid to the Founders.
(3) During 1996, 3.6% of revenues represents interest expense incurred as the result of the exchange of the Founders' Note for Common Stock.
(4) During 1996, the Company incurred an extraordinary loss of $582,000, net of taxes, on the early extinguishment of bank indebtedness.


Fiscal Year Ended September 30, 1998 Compared to Fiscal Year Ended September 30, 1997

     Revenues. Revenues increased to $52.4 million in fiscal 1998 from $45.9 million in fiscal 1997, an increase of $6.5 million or 14.1%. Of such increase in revenues, approximately $9.8 million was attributable to increased calling volumes from existing clients, $3.6 million to new clients in the membership services industry, $0.6 million to new clients in the financial services industry and $0.6 million to new clients in other industries, which together offset any decreases in revenues from other existing clients. To meet the demands of increased call volumes, the Company added a total of 326 workstations during the year, 64 at one new call center in Ewing Township, New Jersey, and expanded capacity in two existing call centers by 262 workstations.

     Cost of Services. Cost of services increased to $39.6 million in fiscal 1998 from $31.7 million in fiscal 1997. As a percentage of revenues, cost of services increased to 75.6% in fiscal 1998 from 69.1% in fiscal 1997. The increase during fiscal 1998 was the result of labor cost pressure and pricing pressures incurred together with costs associated with opening one new call center and increasing capacity in two others which were less than fully utilized over the twelve-month period. The Company anticipates that cost of services, as a percentage of revenues, may increase during the next year to the degree that large volume opportunities warrant the Company offering appropriate pricing discounts, to the extent that the Company requires a longer period of time to generate acceptable levels of utilization at its new call centers, and/or the Company experiences upward pressures on hourly wages as a result of tighter or more competitive labor markets.

     Selling, General, and Administrative. Selling, general and administrative expenses increased to $12.5 million in fiscal 1998 from $9.5 million in fiscal 1997. As a percentage of revenues, selling, general and administrative expenses increased to 23.8% in fiscal 1998 from 20.6% in fiscal 1997. The dollar increase was primarily the result of increasing staffing and operating costs required to support both the growth in the Company's revenues and the on-going requirements of its customers with respect to technology and programming requirements.

     Interest Income. Interest income was $541,000 and $473,000 for fiscal 1998 and 1997 respectively and was earned by investing the remaining proceeds of the Company's Initial Public Offering in short term investments.

     Income Tax Expense. Income tax expense was $364,000 and $1.8 million for fiscal 1998 and 1997 respectively and represents income taxes based upon the Company's effective tax rate. This tax rate is reflective of both the federal tax rate in effect and those state tax rates in effect where the Company does business coupled with certain tax planning strategies implemented in fiscal 1996.

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

     Interest Income (Expense). Interest income was $473,000 for fiscal 1997 and was earned by investing the remaining proceeds of the Company's Initial Public Offering in short term investments. Interest expense was $1.9 million for fiscal 1996 of which $1.6 million relates to certain interest incurred as a result of the Company's Recapitalization and interest paid on the Founders' Note.

     Income Tax Expense (Benefit). Income tax expense was $1.8 million for fiscal 1997 and represents income taxes based upon the Company's effective tax rate. This tax rate is reflective of both the federal tax rate in effect and those state tax rates in effect where the Company does business coupled with certain tax planning strategies implemented in fiscal 1996. During 1996, the Company generated a net operating loss carry forward. In accordance with SFAS No. 109, a calculation as to the realizability of the net operating loss carry forward was made taking into account the Company's ability to generate sufficient taxable income and thereby realize the benefit of the net operating loss prior to its expiration. As a result of this analysis, the Company recorded a tax benefit of $1.6 million in fiscal 1996.

Liquidity and Capital Resources

     Historically, the Company's primary sources of liquidity have been cash flow from operations and borrowings under its credit facilities. These funds, combined with borrowings under capitalized lease obligations, have provided the liquidity to finance the growth of the Company.

     On September 24, 1996 the Company completed the Initial Public Offering and raised net proceeds of approximately $37.4 million. The Company used approximately $27.9 million of these proceeds to repay all bank indebtedness, redeem outstanding Series B Preferred Stock and pay the Special Bonuses. The remaining $9.5 million has been and will continue to be used for working capital and general corporate purposes. Upon completion of the Company's Initial Public Offering, the Company issued 400,000 shares of the Common Stock to the Founders in exchange for Series A Preferred Stock and the Founders' Note.

     On March 21, 1997, the Company entered into a new $4.0 million line of credit facility (the "Credit Line") with PNC Bank (the "Bank"). The Credit Line replaces the Company's former Term Loan and Credit Facility originated in conjunction with the Recapitalization. The Credit Line expired on April 1, 1998, but was extended by the Bank to April 1, 1999. Outstanding balances bear interest at the Company's option at either the LIBOR rate plus 95 basis points or at the Bank's prime rate minus fifty basis points. The Credit Line is secured by all of the assets of the Company and contains financial covenants and certain restrictions on the Company" ability to incur additional debt or dispose of its assets. As of September 30, 1998, the Company had no draws outstanding on the Credit Line.

     This Credit Line compares favorably with a former term loan and credit facility which bore interest at either the LIBOR rate plus 250 to 300 basis points or the prime rate plus 100 to 150 basis points and required an annual fee of $15,000 and an annual commitment fee of one-half of 1% on the average unused portion of such term loan and credit facility. Although total borrowing capability is $4.0 million under the Company's Credit Line versus $6.0 million under its former term loan and credit facility, the Company believes that the existing line will be sufficient to finance its current operations at least through the end of fiscal 1999.

     Under a separate agreement dated February 22, 1997, with PNC Leasing Corporation, the Company has up to $6.0 million available for purposes of leasing call center equipment. The $6.0 million commitment expired on April 1, 1998, and required that such leases meet the accounting definition of an operating lease with rent to be paid over a period not to exceed sixty months. As of September 30, 1998, the Company had financed $4.1 million of equipment purchases under this facility.

     Under a separate agreement dated March 10, 1998, with PNC Leasing Corporation, the Company has established an additional lease facility of $6.0 million available for purposes of leasing call center equipment. The $6.0 million commitment expires on April 1, 1999, and requires that such leases meet the accounting definition of an operating lease with rent to be paid over a period not to exceed sixty months. As of September 30, 1998, the Company has financed $2.3 million of equipment purchases under this facility.

     Cash provided by operating activities was approximately $144,000 and $2.5 million for the fiscal years ended September 30, 1998 and 1997 respectively. The reduction in cash provided by operations was the result of the decrease in the Company's net income in 1998 and a reduction in non-cash income taxes offset by an increase in accounts payable and accrued expenses.

     The Company's teleservices operations will continue to require significant capital expenditures. Capital expenditures, including capitalized leases, in applicable periods, were $2.9 million in fiscal 1996, $1.1 million in fiscal 1997 and $1.2 million in fiscal 1998. The Company expects to spend approximately $9.4 million on capital expenditures in fiscal 1999, primarily for the enhancement of technology used throughout its call center operations and additional call center expansion. However, in conjunction with such expenditures, the Company is evaluating whether to lease or buy such assets and may decide to enter into operating leases for their acquisition.

     The Company believes that funds generated from operations, together with the remaining proceeds of its Initial Public Offering and available credit under the Credit Line and the lease line of credit will be sufficient to finance its current operations and planned capital expenditures at least through fiscal 1999.

Quarterly Results of Operations

     The following table sets forth statement of operations data for each of the four quarters of fiscal 1997 and 1998, as well as such data expressed as a percentage of revenues. This quarterly information is unaudited, but has been prepared on a basis consistent with the audited Financial Statements of the Company presented elsewhere and, in the Company's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The results for any quarter are not necessarily indicative of results for any future period.

                                                                         Quarter Ended
                                      --------------------------------------------------------------------------------------
                                       Dec. 31   Mar. 31    June 30   Sept. 30   Dec. 31    Mar. 31     June 30     Sept. 30
                                        1996      1997       1997       1997       1997       1998        1998        1998
                                      --------  --------   --------   --------   --------   --------    --------    --------
                                                                     (amounts in thousands)
Revenues                              $  9,749  $ 11,322   $ 12,698   $ 12,168   $ 12,247   $ 12,337    $ 13,212    $ 14,638
                                      --------  --------   --------   --------   --------   --------    --------    --------
Operating expenses:
   Cost of services                      6,623     7,580      8,858      8,688      8,983      9,313    $ 10,155    $ 11,195
   Selling, general and admin            2,032     2,437      2,553      2,447      2,564      3,612       3,052       3,233
                                      --------  --------   --------   --------   --------   --------    --------    --------
      Total operating expenses           8,655    10,017     11,411     11,135     11,547     12,925      13,207      14,428
                                      --------  --------   --------   --------   --------   --------    --------    --------
      Operating income (loss)            1,094     1,305      1,287      1,033        700       (588)          5         210
Interest income                            111       102        133        127        148        121         145         127
                                      --------  --------   --------   --------   --------   --------    --------    --------
      Income (loss) before income
         taxes (benefit)                 1,205     1,407      1,420      1,160        848       (467)        150         337
Income taxes (benefit)                     434       506        477        408        305       (168)         54         173
                                      --------  --------   --------   --------   --------   --------    --------    --------
Net income (loss)                     $    771  $    901   $    943   $    752   $    543   $   (299)   $     96    $    164
                                      ========  ========   ========   ========   ========   ========    ========    ========

                                                                         Quarter Ended
                                      --------------------------------------------------------------------------------------
                                       Dec. 31   Mar. 31    June 30   Sept. 30   Dec. 31    Mar. 31     June 30     Sept. 30
                                        1996      1997       1997       1997       1997       1998        1998        1998
                                      --------  --------   --------   --------   --------   --------    --------    --------
Revenues                                 100.0%    100.0%     100.0%     100.0%     100.0%     100.0%      100.0%      100.0%
                                      --------  --------   --------   --------   --------   --------    --------    --------
Operating expenses:
     Cost of services                     67.9      67.0       69.8       71.4       73.3       75.5        76.9        76.5
     Selling, general and admin           20.8      21.5       20.1       20.1       21.0       29.3        23.1        22.1
        Total operating expenses          88.7      88.5       89.9       91.5       94.3      104.8       100.0        98.6
                                      --------  --------   --------   --------   --------   --------    --------    --------
        Operating income (loss)           11.3      11.5       10.1        8.5        5.7       (4.8)        0.0         1.4
Interest income                            1.1        .9        1.1        1.0        1.2        1.0         1.1         0.9
                                      --------  --------   --------   --------   --------   --------    --------    --------
        Income (loss) before income
          taxes (benefit)                 12.4      12.4       11.2        9.5        6.9       (3.8)        1.1         2.3
Income taxes (benefit)                     4.5       4.5        3.8        3.3        2.5       (1.4)        0.4         1.2
                                      --------  --------   --------   --------   --------   --------    --------    --------
Net income (loss)                          7.9%      7.9%       7.4%       6.2%       4.4%      (2.4)%       0.7%        1.1%
                                      ========  ========   ========   ========   ========   ========    ========    ========

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is required to be adopted for the Company's fiscal year ending September 30, 1999. The adoption of this pronouncement is expected to have no material impact on the Company's financial position or results of operations.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 131 for its fiscal year ending September 30, 1999 financial statements. Management believes that SFAS No. 131 will not have a material effect on the Company's financial statements.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software, and is effective for fiscal years beginning after December 15, 1998. The statement also requires that costs related to the preliminary project stage and post implementation/operations stage in an internal-use computer software development project be expensed as incurred. During the fiscal year ended September 30, 1998, the Company recorded all applicable costs in accordance with the guidance proscribed in SOP 98-1.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which is effective for fiscal years beginning after December 15, 1998 and provides guidance on the financial reporting of start-up activities and organization costs. It requires costs of start-up activities to be expensed as incurred. SOP 98-5 is required to be adopted for the Company's fiscal year ending September 30, 1999. The adoption of this pronouncement is expected to have no material impact on the Company's financial position or results of operations.

YEAR 2000 READINESS DISCLOSURE
------------------------------

     The year 2000 problem arises as a result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software, including those with embedded microprocessors, may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system and equipment failures or malfunctions causing disruptions of operations, including among others, a temporary inability to process calls, transactions and information, or engage in similar normal business activities.

     The Company's Internal Systems. The Company has evaluated its infrastructure as it relates to information technology and has developed a plan to ensure its Year 2000 compliance. This plan includes, among other things, replacing certain systems with new internally developed Year 2000 compliant systems, upgrading the remaining software systems to be Year 2000 compliant. Year 2000 compliant upgrades to the Company's predictive dialing equipment are approximately 40% complete with full completion planned by February 1999. These processes will allow the Company to receive lead information, make and receive calls, and produce reports on compliant and non-compliant date formats. Modification and testing of all information and noninformation systems are scheduled to be completed by March 1999. In addition, the Company will also be replacing 55 non-compliant personal computer workstations by February 1999.

     The Company is also in the process of evaluating its security systems, copiers and other noninformation technology infrastructure in which non-compliant software or embedded microprocessors might exist. The Company believes that all material components in this infrastructure will be Year 2000 compliant by the end of fiscal 1999.

     Readiness of Third Parties. The Company has requested information from its third party vendors and clients on their Year 2000 readiness to determine the extent to which their inability to be Year 2000 compliant will affect the Company. This process has included identifying vendors and defining the readiness of their products and services. The Company's primary focus as it relates to vendors is on those that support the teleservices platform and information technology platforms, followed by all others. The Company is approximately 25% through the vendor compliance documentation process which includes use of vendor compliance documentation published on the internet. A similar process will be followed with clients to assess their Year 2000 readiness. The Company's software is being modified to accept two digit year or four digit century inputs, and will output in either format. Accordingly, the Company is prepared for either occurrence and should not be adversely affected by year format.

     Cost of Year 2000 Compliance. The Company has incurred minimal costs to date in addressing the Year 2000 issue. The Year 2000 evaluation, modification and testing that has been undertaken to date has not had a material effect on the Company's ability to deliver reports and other output on a timely basis. However, the Company anticipates that the Year 2000 project could affect development of internal systems nearing the latter part of fiscal 1999. The Company currently expects that the total costs to become Year 2000 compliant will not exceed $750,000. Hardware costs are projected to be approximately $300,000, software costs are projected to be approximately $250,000, and consulting and testing costs are projected to be approximately $200,000. The Company is researching the use of a third party to independently review its plan and processes. New capital equipment which the Company will require will be either purchased or financed under the Company's operating lease line. The remaining costs will be financed out of operating working capital.

     Risks Associated with the Year 2000. The extent of the Company's Year 2000 exposure, the costs of achieving Year 2000 compliance and the time period within which the Company believes it will achieve its Year 2000 compliance are based on management's knowledge to date and its best estimates. The Company is not aware, at this time, of any internal or third party vendor Year 2000 non-compliance that will not be fixed by the Year 2000 and that will materially affect the Company. However, these estimates were derived using numerous assumptions, and some risks that the Company faces include: the failure of internal information systems, the failure of third parties to provide services, such as electricity and telecommunication services and a slow down in clients ability to make payments. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel, the ability to identify and correct all Year 2000 impacted areas, the ability of third party vendors and clients to be Year 2000 compliant and other similar uncertainties.

     Contingency Plans. The Company believes that the most reasonably likely worst case scenario, other than the loss of telecommunications and power, is loss of the dialers which will prevent the Company from generating revenue. It is reasonable to assume that there might be some interruptions related to specific campaigns and applications. The Company is in the process of developing contingency plans. Such plans are expected to be completed by July 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     INTEREST RATE RISK. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.

     The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

     The table below presents principal (or notional) amounts and related weighted average interest rates for the Company's investment portfolio as of September 30, 1998. All investments mature in one year or less.

                                            Principal Amount    Fair Value
                                            ----------------    ----------
                                                     (In Thousands)
                                                      ------------
Assets
Cash equivalents:
     Variable rate                           $   2,141          $   2,141
     Average interest rate                        5.26%              5.26%
Marketable securities:
     Fixed rate                                  6,950              6,779
     Average interest rate                        5.51%              5.51%
                                             ---------          ---------
Total investments                            $   9,091*         $   8,920
                                             =========          =========

* Includes $83,000 of unaccrued interest to be received at maturity.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     Financial statements and supplementary financial information specified by this Item, together with the Reports of the Company's independent accountants thereon, are included in this Annual Report on Form 10-K on pages F-1 through F-22 below.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

         None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

     The information required by this Item with respect to the directors of the Company and with respect to Item 405 of Regulation S-K is incorporated herein by reference to the information set forth in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on February 23, 1999 (the "Proxy Statement"). The information required by this Item with respect to executive officers of the Company is furnished in a separate item captioned "Executive Officers of the Company" and included in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
           ----------------------

     The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

     The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           ---------------------------------------------------------------

     (a)   Documents filed as a part of this Report:

           (1) Financial Statements.                                      Page
                                                                          ----

               Report of Independent Accountants--------------------------F-1 Consolidated Balance Sheets--------------------------------F-2
               Consolidated Statements of Operations----------------------F-3 Consolidated Statements of Shareholders' Equity------------F-4 Consolidated Statements of Cash Flows----------------------F-5 Notes to Consolidated Financial Statements-----------------F-6

           (2) Financial Statement Schedules.

               Schedule II - Valuation & Qualifying Accounts for the Three Year Ended September 30, 1998

          Column A           Column B     Column C     Column D      Column E
          --------           --------     --------     --------      --------

                            Balance at    Additions                  Balance at
                            Beginning    Charged to                   End of
                            of Period      Expense    Deductions(1)   Period
                            ---------      -------    ----------      ------
Allowance for
doubtful accounts:

September 30, 1998           $ 37,000     $114,000     $114,000     $ 37,000
September 30, 1997           $ 10,000     $ 27,000     $     --     $ 37,000
September 30, 1996           $ 47,000     $ 38,000     $ 75,000     $ 10,000

(1) Represents accounts written off against the allowance.

              (3) Exhibits

                  See attached

     (b)   Reports on Form 8-K

                  None

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RMH TELESERVICES, INC.



Dated:  December  28, 1998                   By: /s/ John A. Fellows
                                                -----------------------------
                                                John A. Fellows
                                                Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signatures           Title                                Date
    ----------           -----                                ----

/s/ John A. Fellows      Chief Executive Officer              December 28, 1998
------------------------ (Principal Executive Officer)
    John A. Fellows

/s/ Michael J. Scharff   Executive Vice President             December 28, 1998
------------------------ and acting Chief Financial Officer
    Michael J. Scharff   (Principal Financial,
                         Accounting Officer)

/s/ William A. Rosoff    Chairman                             December 28, 1998
------------------------
    William A. Rosoff

/s/ Derek Lubner         Director                             December 28, 1998
------------------------
    Derek Lubner

/s/ Gary Neems           Director                             December 28, 1998
------------------------
    Gary Neems

/s/ Herbert Kurtz        Director                             December 28, 1998
------------------------
    Herbert Kurtz

/s/ David P. Madigan     Director                             December 28, 1998
------------------------
    David P. Madigan

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


                                                                         Page
                                                                         ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-1

CONSOLIDATED BALANCE SHEETS - September 30, 1998 and 1997                F-2

CONSOLIDATED STATEMENTS OF OPERATIONS - For the Years                    F-3
   Ended September 30, 1998, 1997 and 1996

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY -
   For the Years Ended September 30, 1998, 1997 and 1996                 F-4


CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Years                    F-5
   Ended September 30, 1998, 1997 and 1996

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To RMH Teleservices, Inc.:

We have audited the accompanying consolidated balance sheets of RMH Teleservices, Inc. (a Pennsylvania corporation) and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMH Teleservices, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                  /s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
   November 10, 1998

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                     September 30
                                                                         --------------------------------------
                                ASSETS                                          1998                1997
                                ------                                   ----------------    ------------------
CURRENT ASSETS:
   Cash and cash equivalents                                             $       4,179,000   $       6,882,000
   Marketable securities                                                         6,779,000           5,135,000
   Accounts receivable, net of allowance for doubtful
     accounts of $37,000                                                        10,739,000           7,926,000
   Prepaid expenses and other current assets                                     1,463,000             755,000
                                                                         -----------------   -----------------
                  Total current assets                                          23,160,000          20,698,000
                                                                         -----------------   -----------------

PROPERTY AND EQUIPMENT:
   Communications and computer equipment                                         7,769,000           7,198,000
   Furniture and fixtures                                                        1,606,000           1,354,000
   Leasehold improvements                                                        1,155,000             802,000
                                                                         -----------------   -----------------
                                                                                10,530,000           9,354,000
   Less- Accumulated depreciation and amortization                              (6,483,000)         (4,878,000)
                                                                         -----------------   -----------------
                  Net property and equipment                                     4,047,000           4,476,000
                                                                         -----------------   -----------------

OTHER ASSETS                                                                       128,000             112,000
                                                                         -----------------   -----------------

                                                                         $      27,335,000   $      25,286,000
                                                                         =================   =================

                                                                                     September 30
                                                                         --------------------------------------
                 LIABILITIES AND SHAREHOLDERS' EQUITY                           1998                1997
                 ------------------------------------                    ----------------    ------------------
CURRENT LIABILITIES:
   Current portion of capitalized lease obligations                      $             --    $           8,000
   Accounts payable                                                              1,423,000             583,000
   Accrued expenses                                                              3,021,000           2,379,000
   Deferred income taxes                                                           554,000             344,000
                                                                         -----------------   -----------------
         Total current liabilities                                               4,998,000           3,314,000
                                                                         -----------------   -----------------

DEFERRED INCOME TAXES                                                              150,000             289,000
                                                                         -----------------   -----------------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
   Preferred stock, $1 par value, 10,000,000 shares authorized, none
     issued and outstanding                                                            --                  --
   Common stock, no par value, 20,000,000 shares authorized,
     8,120,000 shares issued and outstanding                                    48,638,000          48,638,000
   Common stock warrant outstanding                                                450,000             450,000
   Accumulated deficit                                                         (26,901,000)        (27,405,000)
                                                                         -----------------   -----------------

         Total shareholders' equity                                             22,187,000          21,683,000
                                                                         -----------------   -----------------

                                                                         $      27,335,000   $      25,286,000
                                                                         =================   =================

       The accompanying notes are an integral part of these statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------


                                                                                          For the Year Ended
                                                                                             September 30
                                                                         --------------------------------------------------
                                                                               1998             1997              1996
                                                                         ---------------  ----------------  ---------------
REVENUES                                                                 $    52,434,000  $    45,937,000   $    32,316,000
                                                                         ---------------  ---------------   ---------------
OPERATING EXPENSES:
   Cost of services                                                           39,646,000       31,749,000        22,212,000
   Selling, general and administrative                                        12,461,000        9,469,000         6,669,000
   Special bonuses                                                                   --               --          6,087,000
                                                                         ---------------  ---------------   ---------------
         Total operating expenses                                             52,107,000       41,218,000        34,968,000
                                                                         ---------------  ---------------   ---------------
         Operating income (loss)                                                 327,000        4,719,000        (2,652,000)
INTEREST INCOME (EXPENSE)                                                        541,000          473,000        (1,893,000)
                                                                         ---------------  ---------------   ---------------
         Income (loss) before income taxes (benefit) and
            extraordinary item                                                   868,000        5,192,000        (4,545,000)
INCOME TAXES (BENEFIT)                                                           364,000        1,825,000        (1,222,000)
                                                                         ---------------  ---------------   ---------------
         Income (loss) before extraordinary item                                 504,000        3,367,000        (3,323,000)
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT, net of $327,000
   tax benefit                                                                       --               --            582,000
                                                                         ---------------  ---------------   ---------------
NET INCOME (LOSS)                                                                504,000        3,367,000        (3,905,000)
PREFERRED STOCK DIVIDENDS                                                            --               --            308,000
                                                                         ---------------  ---------------   ---------------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                       $       504,000  $     3,367,000   $    (4,213,000)
                                                                         ===============  ===============   ===============
BASIC INCOME (LOSS) PER COMMON SHARE:
   Income (loss) before extraordinary item                               $           .06  $           .41   $          (.47)
   Extraordinary item                                                                 --               --              (.08)
                                                                         ---------------  ---------------   -----------------

   Basic net income (loss) per Common share                              $           .06  $           .41   $          (.55)
                                                                         ===============  ===============   ===============
SHARES USED IN COMPUTING BASIC INCOME (LOSS) PER COMMON SHARE                  8,120,000        8,120,000         7,694,000
                                                                         ===============  ===============   ===============
DILUTED INCOME (LOSS) PER COMMON SHARE:
   Income (loss) before extraordinary item                               $           .06  $           .41   $          (.47)
   Extraordinary item                                                                 --               --              (.08)
                                                                         ---------------  ---------------   ---------------

   Diluted net income (loss) per Common share                            $           .06  $           .41   $          (.55)
                                                                         ===============  ===============   ===============
SHARES USED IN COMPUTING DILUTED INCOME (LOSS) PER COMMON SHARE                8,314,000        8,262,000         7,694,000
                                                                         ===============  ===============   ===============


        The accompanying notes are an integral part of these statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------


                                                                      Class A Voting                     Class B Nonvoting
                                                                       Common Stock                        Common Stock
                                                               --------------------------------------------------------------------
                                                                   Shares           Amount            Shares           Amount
                                                               -------------   ---------------   ---------------  ----------------
BALANCE, SEPTEMBER 30, 1995                                       10,000,000   $        80,000              --    $            --
   Distribution of accounts receivable                                   --                --               --                 --
   Sale of Class A and Class B Common stock                        1,720,427         3,279,000        1,279,573          2,438,000
   Redemption of Class A Common stock                             (8,500,000)          (68,000)             --                 --
   Reclassification of Redeemable Class A Common stock
     outside of shareholders' equity                              (1,500,000)          (12,000)             --                 --
   Cancellation of redemption features of warrant                        --                --               --                 --
   Conversion of Redeemable Class A Common stock to Class A
     Common stock                                                  1,500,000         2,865,000              --                 --
   Conversion of Class B to Class A Common stock                   1,279,573         2,438,000       (1,279,573)        (2,438,000)
   Conversion of Series A Preferred stock to Common stock             80,000           539,000              --                 --
   Conversion of Founders' Note to Common stock                      320,000         3,200,000              --                 --
   Initial public offering of Common stock,
     net of expenses                                               3,220,000        36,317,000              --                 --
   Redemption of Series B Preferred stock                                --                --               --                 --
   Net loss                                                              --                --               --                 --
   Dividends on Series A and Series B Preferred stock                    --                --               --                 --
                                                               -------------   ---------------   --------------   ----------------

BALANCE, SEPTEMBER 30, 1996                                        8,120,000        48,638,000              --                 --
   Net income                                                            --                --               --                 --
                                                               -------------   ---------------   --------------   ----------------

BALANCE, SEPTEMBER 30, 1997                                        8,120,000        48,638,000              --                 --
   Net income                                                            --                --               --                 --
                                                               -------------   ---------------   --------------   ----------------

BALANCE, SEPTEMBER 30, 1998                                        8,120,000   $    48,638,000             --     $            --
                                                               =============   ===============   =============    ================


                                                                              Common             Retained             Total
                                                                               Stock             Earnings         Shareholders'
                                                                             Warrants            (Deficit)           Equity
                                                                         ----------------    ----------------   -----------------
BALANCE, SEPTEMBER 30, 1995                                              $            --     $      3,588,000   $       3,668,000
   Distribution of accounts receivable                                                --           (4,600,000)         (4,600,000)
   Sale of Class A and Class B Common stock                                           --                  --            5,717,000
   Redemption of Class A Common stock                                                 --          (20,068,000)        (20,136,000)
   Reclassification of Redeemable Class A Common stock
     outside of shareholders' equity                                                  --           (2,853,000)         (2,865,000)
   Cancellation of redemption features of warrant                                 450,000                 --              450,000
   Conversion of Redeemable Class A Common stock to Class A
     Common stock                                                                     --                  --            2,865,000
   Conversion of Class B to Class A Common stock                                      --                  --                  --
   Conversion of Series A Preferred stock to Common stock                             --                  --              539,000
   Conversion of Founders' Note to Common stock                                       --                  --            3,200,000
   Initial public offering of Common stock,
     net of expenses                                                                  --                  --           36,317,000
   Redemption of Series B Preferred stock                                             --           (2,626,000)         (2,626,000)
   Net loss                                                                           --           (3,905,000)         (3,905,000)
   Dividends on Series A and Series B Preferred stock                                 --             (308,000)           (308,000)
                                                                         ----------------    ----------------   -----------------

BALANCE, SEPTEMBER 30, 1996                                                       450,000         (30,772,000)         18,316,000
   Net income                                                                         --            3,367,000           3,367,000
                                                                         ----------------    ----------------   -----------------

BALANCE, SEPTEMBER 30, 1997                                                       450,000         (27,405,000)         21,683,000
   Net income                                                                         --              504,000             504,000
                                                                         ----------------    ----------------   -----------------

BALANCE, SEPTEMBER 30, 1998                                              $        450,000    $    (26,901,000)  $      22,187,000
                                                                         ================    ================   =================


        The accompanying notes are an integral part of these statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                        For the Year Ended
                                                                                           September 30
                                                                         -----------------------------------------------
                                                                              1998             1997            1996
                                                                         -------------    -------------   --------------
OPERATING ACTIVITIES:
   Net income (loss)                                                     $     504,000    $   3,367,000   $  (4,213,000)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities-
       Depreciation and amortization                                         1,624,000        1,439,000       1,089,000
       Deferred income taxes                                                    71,000        1,645,000      (1,021,000)
       Extraordinary loss on early extinguishment of debt, net                     --               --          582,000
       Imputed interest and dividends                                              --               --          186,000
       Amortization of deferred financing costs                                    --               --           10,000
       Imputed interest on Founders' Note                                          --               --        1,136,000
       Changes in operating assets and liabilities--
         Accounts receivable                                                (2,813,000)      (2,377,000)     (1,100,000)
         Prepaid expenses and other current assets                            (708,000)        (427,000)       (145,000)
         Other assets                                                          (16,000)         (48,000)         41,000
         Accounts payable                                                      840,000       (1,099,000)        555,000
         Accrued expenses                                                      642,000          (30,000)      1,203,000
                                                                         -------------    -------------   -------------
           Net cash provided by (used in) operating activities                 144,000        2,470,000      (1,677,000)
                                                                         -------------    -------------   -------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                      (1,195,000)      (1,118,000)     (2,775,000)
   Purchases of marketable securities                                      (13,700,000)      (6,135,000)            --
   Maturities of marketable securities                                      12,056,000        1,000,000             --
                                                                         -------------    -------------   ------------

           Net cash used in investing activities                            (2,839,000)      (6,253,000)     (2,775,000)
                                                                         -------------    -------------   -------------

FINANCING ACTIVITIES:
   Net repayments on lines of credit                                               --               --         (975,000)
   Proceeds from long-term debt                                                    --               --       15,100,000
   Repayments on long-term debt                                                    --               --      (15,897,000)
   Repayments on capitalized lease obligations                                  (8,000)         (40,000)       (848,000)
   Proceeds from refinanced equipment                                              --           658,000             --
   Deferred financing costs                                                        --               --         (505,000)
   Borrowings from Founders                                                        --               --        1,006,000
   Repayments to Founders                                                          --               --       (1,105,000)
   Proceeds from sale of Preferred and Common stock                                --               --        9,500,000
   Redemption of Common stock                                                      --               --      (17,112,000)
   Distribution to Founders                                                        --               --       (4,600,000)
   Redemption of Preferred stock                                                   --               --       (6,500,000)
   Net proceeds from initial public offering                                       --               --       36,317,000
   Dividends paid                                                                  --               --         (204,000)
                                                                         -------------    -------------   -------------
           Net cash provided by (used in) financing activities                  (8,000)         618,000      14,177,000
                                                                         -------------    -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (2,703,000)      (3,165,000)      9,725,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 6,882,000       10,047,000         322,000
                                                                         -------------    -------------   -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                   $   4,179,000    $   6,882,000   $  10,047,000
                                                                         =============    =============   =============

        The accompanying notes are an integral part of these statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               SEPTEMBER 30, 1998
                               ------------------


1.   BACKGROUND:
     ----------

RMH Teleservices, Inc. (the "Company") provides outbound and inbound teleservices to major corporations in the insurance, financial services, telecommunications and membership services industries. The Company was founded in 1983 by two individuals (the "Founders"). On May 24, 1996, the Company completed a leveraged recapitalization (the "Recapitalization") pursuant to which a portion of the Common stock owned by the Founders was redeemed and two investors (the "Investors") purchased Preferred and Common stock (see Note 3). These transactions were accounted for as a sale of newly issued stock by the Company and a redemption of previously outstanding shares. Accordingly, the historical bases of the Company's assets and liabilities have been retained.

On September 18, 1996, the Company completed an initial public offering of 3.2 million shares of Common stock, raising net proceeds of approximately $36.3 million.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Teleservices Management Company and Teleservices Technology Company. All intercompany transactions have been eliminated.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at September 30, 1998 and 1997 consist of $2,141,000 and $5,693,000, respectively, invested in domestic money market accounts.

The Company maintains cash accounts, which at times may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant credit risks on its cash accounts.

Marketable Securities
---------------------

Investments in marketable securities are categorized as either trading, available-for-sale, or held-to-maturity. At September 30, 1998 and 1997, marketable securities consist of corporate commercial paper with contractual maturities of less than one year which are being held to maturity. The debt securities are stated at amortized cost.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation and amortization are provided over the estimated useful lives of the applicable assets using the straight-line method. The lives used are as follows:

       Computer software                   2-3 years
       Computer equipment                  5 years
       Communications equipment            5-7 years
       Furniture and fixtures              7 years
       Leasehold improvements              Lesser of lease term or useful
                                           life

Repairs and maintenance are charged to expense as incurred, while additions and betterments are capitalized. Gains or losses on the disposition of property and equipment are charged to operations.

Equipment under capital leases at September 30, 1997, included in property and equipment was $66,000, with accumulated depreciation of $33,000. There were no capital lease obligations outstanding at September 30, 1998.

During the year ended September 30, 1997, the Company entered into a refinancing transaction under which certain of the Company's telecommunications equipment was sold at the net book value of $658,000. Concurrently, the Company entered into a five-year operating lease for the equipment.

As of September 30, 1998, deposits of $501,000 primarily on telecommunications and computer equipment were included in other current assets in the accompanying balance sheet. The Company plans to finance this equipment under its lease line of credit (see Note 8) during the year ending September 30, 1999.

Long-Lived Assets
-----------------

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective October 1, 1996. SFAS No. 121 requires that long-lived assets to be held and used or disposed of by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from use of the assets is less than the carrying value. As of September 30, 1998, management has evaluated the Company's asset base, under the guidelines established by SFAS No. 121, and believes that no impairment has occurred.

Revenue Recognition
-------------------

The Company recognizes revenues on programs as services are performed, generally based on hours incurred.

Advertising and Promotion
-------------------------

Costs associated with advertising and promotion are generally charged to expense when incurred. Advertising and promotion expense was $131,000, $182,000 and $174,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

Income Taxes
------------

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

Major Customers and Concentration of Credit Risk
------------------------------------------------

The Company is dependent on several large customers for a significant portion of its revenues. Three customers accounted for 43.7%, 15.9% and 10.8% of revenues for the year ended September 30, 1998. Two customers accounted for 51.6% and 15.5% of revenues for the year ended September 30, 1997. Three customers accounted for 45.0%, 17.6% and 12.2% of revenues for the year ended September 30, 1996. The loss of one or more of these customers could have a materially adverse effect on the Company's business.

As a result of the issuance of the Preferred and Common stock to one of the Investors (see Note 3), the Company is now affiliated with one of its customers. This customer represented 6.2%, 7.1% and 11.2% of revenues for the years ended September 30, 1998, 1997 and 1996, respectively. At September 30, 1998 and 1997, $978,000 and $503,000, respectively, were due from this customer and included in accounts receivable in the accompanying consolidated balance sheets.

For the years ended September 30, 1998, 1997 and 1996, revenues from customers within the insurance industry accounted for 66.2%, 74.0% and 74.8% of revenues, respectively, and customers within the financial services industry accounted for 23.2%, 11.4% and 19.7% of revenues, respectively. In addition, for the year ended September 30, 1997, customers within the telecommunications industry accounted for 12.8% of revenues.

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of the Company's customers. Three of the Company's largest customers are engaged in transactions with each other and represent a single credit risk to the Company. The Company does not require collateral or other securities to support customer receivables. At September 30, 1998, the accounts receivable from the customers that represent a single credit risk were $6,088,000.

Use of Estimates
----------------

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

Fair Value of Financial Instruments
-----------------------------------

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at fair value due to the short-term nature of those instruments. The carrying amount of marketable securities and capitalized lease obligations approximates fair value at September 30, 1998 and 1997, respectively.

Earnings (Loss) per Common Share
--------------------------------

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which supersedes Accounting Principles Board ("APB") Opinion No. 15. SFAS No. 128 requires dual presentation of basic and diluted earnings (loss) per Common share for complex capital structures on the face of the statements of operations. According to SFAS No. 128, basic earnings (loss) per Common share, which replaced primary earnings (loss) per Common share, is calculated by dividing net income (loss) available to Common shareholders by the weighted average number of Common shares outstanding for the period. Diluted earnings (loss) per Common share, which replaced fully diluted earnings (loss) per Common share, reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options.

The Company was required to and did adopt SFAS No. 128 during the period ended December 31, 1997, as earlier application was not permitted. As required by SFAS No. 128, all prior-period earnings (loss) per Common share data has been restated to conform with the provisions of this statement.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations.

                                                                         For the Year Ended September 30, 1998
                                                                ----------------------------------------------------
                                                                    Income                 Shares         Per Share
                                                                  (Numerator)           (Denominator)      Amount
                                                                -------------           -------------   ------------
Basic earnings per Common share -
     Net income                                                 $     504,000               8,120,000   $      0.06
                                                                                                        ===========
Effect of dilutive securities -
     Stock warrants                                                        --                  142,000
     Stock options                                                         --                   52,000
                                                                -------------           --------------
Diluted earnings per Common share -
     Net income and assumed conversions                         $     504,000               8,314,000   $      0.06
                                                                =============           =============   ===========

                                                                         For the Year Ended September 30, 1997
                                                                ----------------------------------------------------
                                                                    Income               Shares           Per Share
                                                                  (Numerator)         (Denominator)        Amount
                                                                -------------         ---------------   ------------
Basic earnings per Common share -
     Net income                                                 $   3,367,000               8,120,000   $      0.41
                                                                                                        ===========
Effect of dilutive securities -
     Stock warrants                                                        --                 142,000
     Stock options                                                         --                      --
                                                                -------------         ---------------
Diluted earnings per Common share -
     Net income and assumed conversions                         $   3,367,000               8,262,000   $      0.41
                                                                =============         ===============   ===========

                                                                         For the Year Ended September 30, 1996
                                                                ----------------------------------------------------
                                                                      Loss               Shares           Per Share
                                                                  (Numerator)         (Denominator)         Amount
                                                                --------------        ---------------   ------------
Basic loss per Common share -
     Net loss                                                   $  (4,213,000)              7,694,000   $     (0.55)
                                                                                                        ===========
Effect of dilutive securities -
     Stock warrants                                                        --                      --
     Stock options                                                         --                      --
                                                                -------------         ---------------
Diluted loss per Common share -
     Net loss and assumed conversions                           $  (4,213,000)              7,694,000   $     (0.55)
                                                                =============         ===============   ===========

Options to purchase 4,700 shares of Common stock with an exercise price per share of $12.50 were outstanding during the year ended September 30, 1998, but were not included in the computation of diluted earnings per Common share because the options' exercise prices were greater than the average market price of the Common shares during the period. The options, which expire in September 2006, were still outstanding as of September 30, 1998. In addition, the 100,000 shares of restricted stock to be awarded subsequent to September 30, 1998, were not included in the computation of diluted earnings per Common share as they would have been anti-dilutive. Options to purchase 245,120 shares of Common stock with an average exercise price per share of $12.28 were outstanding during the year ended September 30, 1997, but were not included in the computation of diluted earnings per Common share because the options' exercise prices were greater than the average market price of the Common shares during the period. Warrants to purchase 142,105 shares of Common stock with an exercise price of $.01 per share and options to purchase 272,200 shares of Common stock with an exercise price per share of $12.50 were outstanding during the year ended September 30, 1996, but were not included in the computation of diluted loss per Common share because the Company had a net loss for the year and all outstanding warrants and options would have been anti-dilutive.

Supplemental Cash Flow Information
----------------------------------

The Company did not pay interest expense during the year ended September 30, 1998. For the years ended September 30, 1997 and 1996, the Company paid interest of $3,000 and $1,993,000, respectively. For the years ended September 30, 1998, 1997 and 1996, the Company paid income taxes of $180,000, $103,000 and $82,000, respectively. There were no new capital leases entered into during the years ended September 30, 1998 or 1997. Capitalized lease obligations of $105,000 were incurred on equipment leases entered into during the year ended September 30, 1996.

New Accounting Pronouncements
-----------------------------

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is required to be adopted for the Company's year ending September 30, 1999. The adoption of this pronouncement is not expected to have any impact on the Company's financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 131 in the year ending September 30, 1999. Management believes that SFAS No. 131 will not have a material effect on the Company's financial statements.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software, and is effective for fiscal years beginning after December 15, 1998. The statement also requires that costs related to the preliminary project stage and post implementation/operations stage in an internal-use computer software development project be charged to expense as incurred. During the year ended September 30, 1998, the Company recorded all applicable costs in accordance with the guidance proscribed in SOP 98-1.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which is effective for fiscal years beginning after December 15, 1998 and provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be charged to expense as incurred. SOP 98-5 is required to be adopted for the Company's year ending September 30, 1999. The adoption of this pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

3.   RECAPITALIZATION:
     ----------------

On May 24, 1996, the Company authorized (i) 20,000,000 shares of Common stock, no par value, consisting of 10,000,000 shares of Class A Voting Common stock (the "Class A Common") and 10,000,000 shares of Class B Nonvoting Common stock (the "Class B Common"), and (ii) 10,000,000 shares of Preferred stock, of which 1,000,000 shares were designated as Series A Preferred stock (the "Series A Preferred") and 6,500,000 shares were designated as Series B Preferred stock (the "Series B Preferred"). The previously outstanding Common stock was converted into 10,000,000 shares of Class A Common. All references in the accompanying financial statements to the number of Common shares have been retroactively restated to reflect the recapitalization.

Common Stock Redemption
-----------------------

On May 24, 1996, the Company redeemed 8,500,000 shares of Class A Common for $20,136,000, as follows:

        Cash payment                                           $   16,002,000
        Final redemption price adjustment (paid in
         August 1996)
                                                                      437,000
        Issuance of 6%, $3,000,000 subordinated note
          payable to Founders (the "Founders' Note")                2,023,000
        Issuance of 1,000,000 shares of 6%, Series A
        Preferred
                                                                      524,000
        Deferred tax liability for difference in basis
         of Founders' Note                                            477,000
        Transaction costs                                             673,000
                                                               --------------

                                                               $   20,136,000
                                                               ==============

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

Sale of Preferred and Common Stock
----------------------------------

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
                                                =============

The Company issued 6,500,000 shares of Series B Preferred for an aggregate of $6,500,000 or $1.00 per share. The Series B Preferred required a dividend of 8% per year, payable quarterly. The face amount of the Series B Preferred was discounted at the estimated market dividend rate of 15% and the discount of $2,717,000 was amortized over the expected term. Due to the discount applied to the face amount of the Series B Preferred, its value for accounting purposes was $0.58 per share. The Series B Preferred had no voting rights, was senior to the Common stock upon liquidation and had a liquidation value of $6,500,000 plus unpaid dividends. The holders of the Series B Preferred could have required the Company to redeem their shares on May 24, 2004, subject to acceleration upon the occurrence of certain defined events, including an initial public offering. Upon completion of the initial public offering, the Series B Preferred was redeemed for $6,500,000 plus accrued dividends of $182,000.

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

4.   BANK DEBT:
     ---------

On May 24, 1996, the Company and its shareholders entered into an agreement with a bank (the "Credit Agreement"), which provided the Company with a $14,000,000 term loan (the "Term Loan") and $6,000,000 in revolving credit loans (the "Revolver"). The Company incurred $505,000 in financing costs, which were deferred and were to be amortized over the term of the Credit Agreement. The borrowings on the Term Loan were used to fund a portion of the Common stock redemption, to repay a bank line of credit and to buy out certain leases.

In connection with the Credit Agreement, the bank received a warrant to purchase 236,842 shares of Class B Common for $0.01 per share. The warrant expires on May 31, 2006, and is fully exercisable. The number of shares to be purchased upon exercise of the warrant was subject to reduction based on the timing of the initial public offering and is 142,105. For financial reporting purposes, the warrant has been valued at $450,000 based on the estimated fair value of the Class B Common, and was recorded as original issue discount on the Term Loan.

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

On March 21, 1997, the Company entered into a new credit facility with a bank (the "Credit Facility"), consisting of a line of credit, which replaces the previous Credit Agreement and related Revolver. The Credit Facility is a $4,000,000 revolving line of credit that originally expired on April 1, 1998, but was extended to April 1, 1999. There were no borrowings on the line of credit during the years ended September 30, 1998 and 1997. Borrowings bear interest at either a base rate, or euro-rate option, as selected by the Company and is payable either monthly under the base rate option or on the last day of the related euro-rate interest period. The bank has a security interest in essentially all assets of the Company and the Credit Facility provides for certain covenants. Such covenants, among other things, restrict the Company's ability to incur debt, pay dividends, or make capital expenditures and acquisitions. The Company is also subject to restrictive financial covenants, which include levels of tangible net worth and a ratio related to debt service.

The Company did not incur interest expense under the Credit Agreement or Credit Facility for the years ended September 30, 1998 and 1997. Interest expense under the Credit Agreement for the year ended September 30, 1996 was $470,000.

5.   ACCRUED EXPENSES:
     ----------------

                                                    September 30
                                           ------------------------------
                                                1998            1997
                                           -------------   --------------

       Payroll and related benefits        $   2,000,000   $   1,738,000
       Telecommunications expense                461,000         308,000
       Other                                     560,000         333,000
                                           -------------   -------------

                                           $   3,021,000   $   2,379,000
                                           =============   =============

6.   CAPITALIZED LEASE OBLIGATIONS:

The Company had various capitalized lease obligations payable to several finance companies. The obligations were repaid during the year ended September 30, 1998.

7.   INCOME TAXES:

As a result of the sale of Preferred and Common stock, the Company's S Corporation status was terminated on May 24, 1996, and a net deferred income tax liability of $242,000 was recorded as additional income tax expense on that date.

Net income tax expense (benefit) is as follows:

                                      For the Year Ended September 30
                           -------------------------------------------------
                                1998              1997               1996
                           -------------     -------------      ------------

       Current:
           Federal         $     200,000     $      89,000      $         --
           State                  93,000            91,000                --
                           -------------     -------------      ------------

                                 293,000           180,000                --
                           -------------     -------------      ------------

       Deferred:
           Federal                99,000         1,571,000         (1,262,000)
           State                 (28,000)           74,000           (287,000)
                           -------------     -------------      -------------

                                  71,000         1,645,000         (1,549,000)
                           -------------     -------------      -------------

                           $     364,000     $   1,825,000      $  (1,549,000)
                           =============     =============      =============

A reconciliation of the U.S. Federal Income Tax rate to the effective income tax rate is as follows:


                                                              For the Year Ended September 30
                                                         --------------------------------------------
                                                             1998            1997           1996
                                                         -----------     -----------    -------------
       Federal statutory rate                                 34.0%           34.0%          34.0%

       Income not subject to corporate taxes
         due to S Corporation status                         --              --               3.7

       Reinstatement of deferred taxes upon
         conversion to C Corporation status                  --              --             (11.3)

       State taxes                                             7.5             3.2            5.3

       Other                                                   0.4            (2.0)          (3.3)
                                                         ---------       ---------      ---------

                                                              41.9%           35.2%          28.4%
                                                         =========       =========      =========

Deferred income tax assets and liabilities are classified as current and noncurrent based on the financial reporting classification of the related assets and liabilities which gave rise to the temporary difference. Significant components of the deferred income tax assets and liabilities are as follows:

                                                                              September 30
                                                                      -------------------------------
                                                                           1998             1997
                                                                      -------------    --------------
       Current deferred income tax asset (liability):
            Other nondeductible expenses                              $    (729,000)   $    (683,000)
            Net operating loss carryforward                                  38,000          106,000
            Other tax credit carryforwards                                  103,000          166,000
            Cash basis of accounting                                         34,000           67,000
                                                                      -------------    -------------
                                                                           (554,000)        (344,000)
                                                                      -------------    -------------
       Noncurrent deferred income tax asset (liability):
            Depreciation of property and equipment                         (101,000)        (379,000)
            Other nondeductible expenses                                    (49,000)              --
            Net operating loss carryforward                                      --            90,000
                                                                      -------------    -------------
                                                                           (150,000)        (289,000)
                                                                      -------------    -------------
       Net deferred income tax liability                              $    (704,000)   $    (633,000)
                                                                      =============    =============

8.   COMMITMENTS AND CONTINGENCIES:

Leases

The Company leases its offices and communications and computer equipment under noncancelable operating leases which expire through 2003. The rental payments for the years ended September 30, 1998, 1997 and 1996, were approximately $2,828,000, $1,681,000 and $808,000, respectively.

Aggregate minimum rental payments under the noncancelable operating leases at September 30, 1998, are as follows:

        1999                                          $     3,868,000
        2000                                                3,459,000
        2001                                                2,795,000
        2002                                                1,915,000
        2003                                                  796,000
                                                      ---------------

                                                      $    12,833,000
                                                      ===============

The Company had an agreement with the same bank that provides the Credit Facility under which it had up to $6,000,000 available for leasing call center equipment. The original $6,000,000 commitment expired on December 31, 1997, was extended through April 1, 1998, and was subsequently renewed with a maturity date of April 1, 1999, to coincide with the expiration of the Company's Credit Facility. As of September 30, 1998, the lease line of credit requires that the leases be operating in nature. The Company financed $4,100,000 of equipment under the original agreement and $2,334,000 under the $6,000,000 renewed lease line.

Purchase Commitments

The Company has entered into agreements with its telephone long distance carriers which currently range from one to three years, which provide for, among other things, annual minimum purchases and termination penalties. The annual minimum purchases under such agreements total approximately $2,580,000.

Employment/Consulting Agreements

The Company has employment agreements with three executive officers that expire at various times through fiscal 2002, subject to renewal. The agreements provide for aggregate base compensation of $650,000 in fiscal 1999, $694,000 in fiscal 2000, $615,000 in fiscal 2001 and $160,000 in fiscal 2002, plus incentive compensation based on performance of the Company. The agreements also provide for certain other fringe benefits and payments upon termination of the agreements or a change in control of the Company.

The Founders had previously entered into employment contracts which were to expire on May 31, 1999. The contracts required an annual base compensation of $200,000 per employee subject to an annual inflation adjustment, plus a discretionary annual bonus not expected to exceed 20% of base compensation. In addition, during the year ended September 30, 1996, the Founders each received a one-time $3,000,000 bonus based upon the successful completion of the Company's initial public offering. Payroll taxes of approximately $87,000 were recorded in connection with the bonus payments.

On August 14, 1998, the Founders entered into consulting agreements with the Company which replace the aforementioned employment contracts. The agreements commenced on September 9, 1998 and expire on May 31, 1999. The agreements require payments of $104,000 for each of the Founders.

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

Litigation

Since 1995, the Company has had a relationship with Kipany Productions, Ltd. ("Kipany"), an independent third-party entity that arranges marketing campaigns on behalf of its clients. In April 1997, Kipany requested the Company to provide certain telemarketing services in connection with marketing campaigns Kipany had contracted to provide for two of its telecommunication clients. The calls for the campaign began on June 2, 1997 and ended on July 28, 1997. For services performed during this period, the Company billed Kipany $2,227,000, of which $728,000 was paid and $1,499,000 remained outstanding.

On September 17, 1997, the Company filed a Demand for Arbitration along with other legal filings, for purposes of seeking the balances due on its outstanding invoices, attorneys' fees, arbitration costs and other consequential damages. On October 13, 1997, attorneys representing Kipany notified the Company that they were filing a complaint seeking injunctive relief with respect to the arbitration claiming that the Company did not have a contract with Kipany. In addition, Kipany filed a counterclaim against the Company on December 5, 1997 claiming damages resulting from execution of the campaign. During the year ended September 30, 1998, the Company reached a settlement with Kipany which resulted in the write-off of $244,000 of the $1,499,000 in outstanding receivables as of September 30, 1997 and the Company retaining its business relationship with Kipany. The remaining receivables have since been paid.

From time to time, the Company is involved in certain other legal actions arising in the ordinary course of business. In management's opinion, the outcome of such actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

9.   PROFIT SHARING PLAN:

The Company has a defined contribution savings plan available to substantially all employees under Section 401(k) of the Internal Revenue Code. Employee contributions are generally limited to 15% of compensation. On an annual basis, the Company may match a portion of the participating employee's contribution. The Company's contributions for the years ended September 30, 1998, 1997 and 1996 were $51,000, $36,000 and $33,000, respectively. Employees are fully vested in their contributions, while vesting in the Company's contributions occurs ratably over seven years beginning in year three.

10.  STOCK OPTION PLAN:

In 1996, the Company established the 1996 Stock Incentive Plan (the "Plan"), which reserves 950,000 shares of Common stock for issuance in connection with a variety of awards including stock options, stock appreciation rights and restricted and unrestricted stock grants. The Plan is administered by a committee, which is comprised of two or more non-employee directors as designated by the Board of Directors. The committee will determine the price and other terms upon which awards shall be made. The exercise price of incentive stock options may not be less than the fair market value of Common stock on the date of grant. As of September 30, 1998, 355,700 options are available for future grants.

Information relative to the Plan is as follows:


                                                                                       Weighted
                                                                                       Average
                                                               Exercise Price       Exercise Price       Aggregate
                                                   Options      (Per Share)          (Per Share)         Proceeds
                                              ---------------  --------------      --------------     ---------------
Balance as of September 30, 1995                           --  $          --       $          --      $           --
    Granted                                           278,200          12.50               12.50           3,477,000
    Exercised                                              --             --                  --                  --
    Terminated                                         (6,000)         12.50               12.50             (75,000)
                                              ---------------  -------------       -------------       -------------

Balance as of September 30, 1996                      272,200          12.50               12.50           3,402,000
    Granted                                            13,100      7.00-12.50               8.32             109,000
    Exercised                                              --             --                  --                  --
    Terminated                                        (30,180)         12.50               12.50            (377,000)
                                              ---------------  -----------------   --------------     --------------

Balance as of September 30, 1997                      255,120      7.00-12.50              12.29           3,134,000
    Granted                                           779,600       2.44-4.13               3.55           2,767,000
    Exercised                                              --             --                  --                  --
    Terminated                                       (440,420)     3.69-12.50               8.61          (3,792,000)
                                              ---------------  --------------      --------------     --------------

Balance as of September 30, 1998                      594,300  $  2.44-$12.50      $        3.55      $    2,109,000
                                              ===============  ==============      =============      ==============

Options exercisable as of September 30, 1998
                                                        1,940                      $       12.50
                                              ===============                      =============

On March 12, 1998, the Company modified 248,820 options granted to certain employees during the years ended September 30, 1997 and 1996. The effect of this modification was to exchange the original options of which 85,499 were vested, with a weighted average exercise price of $12.22 and a weighted average remaining contractual life of 8.5 years with 521,100 new options with an exercise price of $3.69, which was the fair market value of Common stock on the date of the modification. The new options are not vested and will vest over four years and have a contractual life of 10 years.

The weighted average remaining contractual life of all options outstanding at September 30, 1998 is 9.5 years.

The following table summarizes information relating to the Plan at September 30, 1998 based upon each exercise price:

                                                                 Weighted                              Weighted
                                              Weighted            Average                               Average
                                               Average           Exercise                              Exercise
    Range of                Options           Remaining          Price of             Options          Price of
    Exercise            Outstanding at       Contractual       Outstanding        Exercisable at      Exercisable
     Prices              September 30,          Life              Options          September 30,        Options
   (Per Share)               1998              (Years)          (Per Share)            1998           (Per Share)
----------------       ------------------   ---------------    ----------------   -----------------  --------------
   $     2.44                100,000              9.9           $     2.44                --           $   --
         3.69                489,600              9.4                 3.69                --               --
        12.50                  4,700              8.0                12.50              1,940              12.50

The Company accounts for its option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. SFAS No. 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the Plan. Had the Company recognized compensation cost for its stock option plan consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per Common share for the years ended September 30, 1998 and 1997 would have decreased and the Company's net loss and basic and diluted net loss per Common share for the year ended September 30, 1996 would have increased to the following pro forma amounts:

                                                                                  For the Year Ended
                                                                                     September 30
                                                                  -------------------------------------------------
                                                                       1998              1997             1996
                                                                  -------------     -------------    --------------
       Net income (loss):
             As reported                                          $     504,000     $   3,367,000    $  (4,213,000)
                                                                  =============     =============    =============

             Pro forma                                            $      80,000     $   2,907,000    $  (4,226,000)
                                                                  =============     =============    =============

       Basic net income (loss) per Common share:
             As reported                                          $         .06     $         .41    $        (.55)
                                                                  =============     =============    =============

             Pro forma                                            $         .01     $         .36    $        (.55)
                                                                  =============     =============    =============

       Diluted net income (loss) per Common share:
             As reported                                          $         .06     $         .41    $        (.55)
                                                                  =============     =============    =============

             Pro forma                                            $         .01     $         .35    $        (.55)
                                                                  =============     =============    =============

The weighted average fair value of the stock options granted during the years ended September 30, 1998, 1997 and 1996 was $2.75, $3.89 and $8.62,
respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                  For the Year Ended
                                                     September 30
                                   ---------------------------------------------
                                        1998             1997           1996
                                   -------------    -------------   ------------

       Risk-free interest rate            5.7%             7.0%            6.9%
       Volatility                        85.0%            60.0%           60.0%
       Expected dividend yield            0.0%             0.0%            0.0%
       Expected life                  7.0 years        7.5 years       7.5 years

11.  RESTRICTED STOCK:

In September 1998, the Company agreed to award 100,000 shares of restricted Common stock to the new Chief Executive Officer. The primary restriction will be the officer's continued employment over a five-year period, and the restrictions will lapse on 20,000 shares per year on each anniversary date. The value of such stock will be established by the market price on the date of grant and unearned compensation will be at the date of grant and unearned compensation will be recorded at that time. The unearned compensation will be presented as a reduction of shareholders' equity in the consolidated balance sheet and will be amortized ratably over the five-year restriction period.

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

*10.7 Employment Agreement by and between the Company and John Fellows, dated August 14, 1998.

*10.8 Employment Agreement by and between the Company and Robert Berwanger, dated March 18, 1998.

*10.9 Employment Agreement by and between the Company and Michael Scharff, dated August 27, 1998.

*10.10 Consulting Agreement by and between the Company and Raymond J. Hansell, dated August 14, 1998.

*10.11 Consulting Agreement by and between the Company and MarySue Lucci, dated
       August 14, 1998.

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

 10.14 Agreement on Post-Closing Adjustments, among the Company, Advanta Partners, the Founders and Glengar dated August 20, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1, No. 333-07501).

 16 Letter regarding change in certifying accountant, dated July 2, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-07501).

 21 Subsidiaries of the Registrant (incorporated by reference to the Company's Form 10-K filed for the year ended September 30, 1996).

*23.1 Consent of Arthur Andersen LLP

*27.1 Financial Data Schedule for year ended September 30, 1998.
                                              * Filed herewith