Form 10-Q
period 1998-12-31
RMH TELESERVICES INC
filed 1999-02-11
CIK 1017958

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:  DECEMBER 31, 1998

                        Commission File Number 0-21333

                            RMH TELESERVICES, INC.
            (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                               23-2250564
            (State or other jurisdiction               (IRS Employer
            of incorporation or organization)          Identification No.)

                    40 MORRIS AVENUE, BRYN MAWR, PA  19010
             (Address of principal executive offices and zip code)

                                (610) 520-5300
             (Registrant's telephone number, including area code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X        No
                                   -----          -----



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 8,120,000 shares of Common Stock outstanding as of February 9, 1999.

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q


                                                                          Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheets at
         September 30, 1998 and December 31, 1998.....................      3

         Consolidated Statements of Operations for the
         three months ended December 31, 1998 and 1997................      4

         Consolidated Statements of Cash Flows for the
         three months ended December 31, 1998 and 1997................      5

         Notes to Consolidated Financial Statements...................      6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations................      8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...     13


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings............................................     14

Item 2.  Changes in Securities and Use of Proceeds....................     14

Item 3.  Defaults upon Senior Securities..............................     15

Item 4.  Submission of Matters to a Vote of Security Holders..........     15

Item 5.  Other Information............................................     15

Item 6.  Exhibits and Reports on Form 8-K.............................     15


SIGNATURES............................................................     16

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (unaudited)

                                         December 31,  September 30,           LIABILITIES AND          December 31,  September 30,
                ASSETS                       1998          1998             SHAREHOLDERS' EQUITY            1998          1998
---------------------------------------  ------------  -------------  --------------------------------  ------------  -------------

CURRENT ASSETS:                                                        CURRENT LIABILITIES:
  Cash and cash equivalents              $  1,327,000   $  4,179,000  Accounts payable                  $    860,000   $  1,423,000
  Marketable securities                     5,686,000      6,779,000  Accrued expenses                     2,604,000      3,021,000
  Accounts receivable, net of allowance                               Deferred income taxes                  554,000        554,000
     for doubtful accounts of $46,000                                                                   ------------   ------------
      and $37,000                                                        Total current liabilities         4,018,000      4,998,000
                                           14,221,000     10,739,000                                    ------------   ------------

  Prepaid expenses and other current
   assets                                   1,360,000      1,463,000
                                          -----------    -----------
              Total current assets         22,594,000     23,160,000  DEFERRED INCOME TAXES                  150,000        150,000
                                          -----------    -----------                                    ------------   ------------

PROPERTY AND EQUIPMENT                     10,740,000     10,530,000
  Less - Accumulated depreciation and                                 SHAREHOLDERS' EQUITY:
      amortization                         (6,850,000)    (6,483,000)  Common stock                       48,638,000     48,638,000
                                          -----------    -----------
                                                                       Common stock warrant outstanding      450,000        450,000
                                            3,890,000      4,047,000   Accumulated deficit               (26,644,000)   (26,901,000)

           Net property and equipment     -----------    -----------                                    ------------   ------------
                                                                         Total shareholders' equity       22,444,000     22,187,000
                                                                                                        ------------   ------------
OTHER ASSETS                                  128,000        128,000
                                          -----------    -----------

                                         $ 26,612,000   $ 27,335,000                                    $ 26,612,000   $ 27,335,000
                                          ===========    ===========                                    ============   ============

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



                                                                         For the Three Months Ended
                                                                                December 31,
                                                                     -----------------------------------
                                                                        1998                    1997
                                                                     -----------             -----------
REVENUES                                                             $15,837,000             $12,247,000
                                                                     -----------             -----------

OPERATING EXPENSES:
 Cost of services                                                     11,950,000               8,983,000
 Selling, general  and administrative                                  3,583,000               2,564,000
                                                                     -----------             -----------
    Total operating expenses                                          15,533,000              11,547,000
                                                                     -----------             -----------
    Operating income                                                     304,000                 700,000

INTEREST INCOME                                                          107,000                 148,000
                                                                     -----------             -----------
    Income before income taxes                                           411,000                 848,000

INCOME TAXES                                                             154,000                 305,000
                                                                     -----------             -----------
NET INCOME                                                           $   257,000             $   543,000
                                                                     ===========             ===========
BASIC INCOME PER COMMON SHARE                                             $0 .03             $     0 .07
                                                                     ===========             ===========
DILUTED INCOME PER COMMON SHARE                                           $0 .03             $      0.07
                                                                     ===========             ===========
SHARES USED IN COMPUTING BASIC
   INCOME PER COMMON SHARE                                             8,120,000               8,120,000
                                                                     ===========             ===========
SHARES USED IN COMPUTING DILUTED
   INCOME PER COMMON SHARE                                             8,263,000               8,262,000
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

                                                                           For the Three Months Ended
                                                                                  December 31,
                                                                        ---------------------------------
                                                                           1998                  1997
                                                                        -----------           -----------

OPERATING ACTIVITIES:
   Net income                                                           $   257,000           $   543,000
   Adjustments to reconcile net income to net
   cash used in operating activities
      Depreciation and amortization                                         367,000               365,000
      Changes in operating assets and liabilities -
           Accounts receivable                                           (3,482,000)           (1,705,000)
           Prepaid expenses and other current assets                        103,000              (389,000)
           Other assets                                                         ---                 4,000
           Accounts payable and accrued expenses                           (980,000)           (1,313,000)
                                                                        -----------           -----------
              Net cash used in operating activities                      (3,735,000)           (2,495,000)
                                                                        -----------           -----------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                     (210,000)             (583,000)
   Purchases of marketable securities                                    (2,686,000)           (4,337,000)
   Maturities of marketable securities                                    3,779,000             2,200,000
                                                                        -----------           -----------
               Net cash provided by (used in)
                investing activities                                        883,000            (2,720,000)
                                                                        -----------           -----------
FINANCING ACTIVITIES:
   Repayment on capitalized lease obligations                                   ---                (3,000)
                                                                        -----------           -----------
               Net cash used in financing activities                            ---                (3,000)
                                                                        -----------           -----------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                      (2,852,000)           (5,218,000)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                    4,179,000             6,882,000
                                                                        -----------           -----------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                        $ 1,327,000           $ 1,664,000
                                                                        ===========           ===========

The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these consolidated financial statements.

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION:
----------------------------------------------

RMH Teleservices, Inc., and Subsidiaries, (the "Company") provides outbound and inbound teleservices to major corporations in the insurance, financial services, telecommunications and membership service industries.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows. Operating results for the three-month periods ended December 31, 1998 and 1997, are not necessarily indicative of the results that may be expected for the complete fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.



NOTE 2 - EARNINGS PER SHARE
---------------------------

The Company has provided basic and diluted income per share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per
Share."   SFAS No. 128 requires dual presentation of basic and diluted earnings per share. According to SFAS No. 128, basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options and warrants.

The following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations:


                                                      For the Three Months Ended, December 31,
                                                      ----------------------------------------
                                          1998                                                         1997
                    -----------------------------------------------------------------------------------------------------
                        Income             Shares         Per Share         Income             Shares         Per Share
                      (Numerator)      (Denominator)        Amount       (Numerator)       (Denominator)        Amount
                    ---------------  ------------------  ------------  ----------------  ------------------  ------------
Basic income per
Common share:
    Net income             $257,000           8,120,000         $0.03          $543,000           8,120,000         $0.07
                                                                =====                                               =====
Effect of dilutive
securities:
    Stock warrants              ---             142,000                             ---             142,000
    Stock options                --               1,000                              --                  --
                           --------           ---------                        --------           ---------
Diluted income
per Common share:
    Net income and
    assumed
    conversion
    of dilutive            $257,000           8,263,000         $0.03          $543,000           8,262,000         $0.07
    securities             ========           =========         =====          ========           =========         =====

Options to purchase approximately 599,000 and 255,000 shares of Common stock with an average exercise price of $3.47 and $12.22 were outstanding during the three months ended December 31, 1998 and 1997, respectively, but were not included in the computation of diluted income per share because the options' exercise prices were greater than the average market price of the Common shares during the period. The options, which expire at various times through September 2008, were still outstanding as of December 31, 1998.



NOTE 3 - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK:
---------------------------------------------------------

The Company is dependent on several large customers for a significant portion of its revenues. These three customers accounted for 57.9% and 71.6% of revenues for the quarter ended December 31, 1998 and 1997, respectively. The loss of one or more of these customers could have a materially adverse effect on the Company's business.

The Company is affiliated with one of its customers. This customer represented 4.7% and 8.7% of revenues for the quarter ended December 31, 1998 and 1997, respectively.

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of the Company's customers. Three of the Company's largest customers are engaged in transactions with each other and represent a single credit risk to the Company. The Company does not require collateral or other securities to support customer receivables. At December 31, 1998, the accounts receivable from the customers that represent a single credit risk were $7,985,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Safe Harbor for Forward-Looking Statements
------------------------------------------

From time-to-time, the Company may publish statements which are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to: (i) reliance on principal client relationships in the insurance and financial services industries; (ii) fluctuations in quarterly results of operations due to the timing of clients' telemarketing campaigns, the timing of opening new call centers and expansion of existing call centers and changes in competitive conditions affecting the telemarketing industry; (iii) difficulties of managing growth profitably; (iv) dependence on the services of the Company's executive officers and other key operations and technical personnel; (v) changes in the availability of qualified employees; (vi) performance of automated call-processing systems and other technological factors; (vii) the impact of the Year 2000 issues on the Company; (viii) reliance on independent long-distance companies; (ix) changes in government regulations affecting the teleservices and telecommunications industries; (x) competition from other outside providers of teleservices and in-house telemarketing operations of existing and potential clients; and (xi) competition from providers of other marketing formats, such as direct mail and emerging strategies such as interactive shopping and marketing over the Internet.

Overview
--------

The Company is a leading outsourcing provider of outbound and inbound teleservices to major corporations in the insurance, financial services, telecommunications and membership services industries. Founded in 1983, the Company opened its first call center in 1985 to support the marketing efforts of its consulting customers. At the present time, outbound business-to-consumer teleservices has become the predominant business of the Company.

On December 10, 1998, RMH Teleservices International Inc. ("RMHTI"), a wholly-owned subsidiary, was incorporated in the Province of New Brunswick, Canada.
The purpose of establishing this new subsidiary was to create a legal entity to conduct the Company's business operations in Canada. Subsequent to December 31, 1998, RMHTI entered into leases for premises in Oromocto, New Brunswick and Brantford, Ontario for new call centers. These call centers will each have 200 workstations and are scheduled to begin operations during March 1999.

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

Results of Operations
---------------------

Three Months Ended December 31, 1998 Compared to Three Months Ended December 31,
--------------------------------------------------------------------------------
1997
----

Revenues - Revenues increased to $15,837,000 for the quarter ended December 31, 1998 from $12,247,000 for the quarter ended December 31, 1997, an increase of $3,590,000 or 29.3%. Of such increase in revenues, approximately $3,454,000 was attributable to increased calling volumes from existing clients who have been with the Company prior to October 1, 1998, and $136,000 was attributable to new clients. To meet client demand, the Company added 60 new workstations in Ewing Township, NJ and opened a 96 seat call center in Largo, FL during the quarter ended December 31, 1998. The Company plans on opening at least three additional call centers by September 30, 1999.

Cost of Services - Cost of services increased to $11,950,000 for the quarter ended December 31, 1998 from $8,983,000 for the quarter ended December 31, 1997. As a percentage of revenues, cost of services increased to 75.5% for the quarter ended December 31, 1998 as compared to 73.3% for the quarter ended December 31, 1997. The Company believes that the increase in cost of services, as a percentage of revenues during the quarter, is attributable to pricing pressures coupled with the upward pressure on labor rates as a result of the tight labor market. The Company anticipates that cost of services, as a percentage of revenues, may increase during the year to the degree that large volume opportunities warrant additional pricing discounts to be offered by the Company, longer periods of time are required to generate acceptable levels of utilization at new call centers, and/or continuous upward pressures are placed on hourly wages as a result of tighter or more competitive labor markets.

Selling, General and Administrative - Selling, general and administrative expenses increased to $3,583,000 for the quarter ended December 31, 1998 from $2,564,000 for the quarter ended December 31, 1997. As a percentage of revenues, selling, general and administrative expenses increased to 22.6% for the quarter ended December 31, 1998 from 20.9% for the quarter ended December 31, 1997. The increase was primarily the result of increased staffing and other cost increases required to support the growth in the Company's revenues.

Interest Income - Interest income for the quarter ended December 31, 1998 and 1997, was $107,000 and $148,000, respectively, and was earned by investing the remaining proceeds of the Company's initial public offering in marketable securities and cash equivalents.

Income Tax Expense - Income tax expense for the quarter ended December 31, 1998 and 1997 was $154,000 and $305,000, respectively, and represents income taxes based upon an effective tax rate of 37.5% and 36.0% respectively. This tax rate is reflective of both the Federal tax rate in effect and those state tax rates in effect where the Company does business coupled with certain tax planning strategies previously implemented in fiscal 1996.


Liquidity and Capital Resources
-------------------------------

Historically, the Company's primary sources of liquidity have been cash flow from operations and borrowings under its credit facilities. On September 24, 1996, the Company completed an initial public offering and raised net proceeds of approximately $36.3 million. The Company used approximately $27.9 million of these proceeds to repay all bank indebtedness, redeem its Series B Preferred Stock and pay certain one-time special bonuses to it's founders. The remaining $8.3 million in proceeds has been, and will continue to be, used for working capital and general corporate purposes.

On March 21, 1997, the Company entered into a new $4.0 million line of credit facility (the "Credit Line") with PNC Bank (the "Bank"). The Credit Line replaced the Company's former term loan and credit facility. The Credit Line expires on April 1, 1999, subject to renewal. Outstanding balances bear interest at the Company's option at either the LIBOR rate plus 95 basis points or at the Bank's prime rate minus 50 basis points. It is the Company's intention to renew the existing Credit Line with terms comparable to those currently in place. The Credit Line is secured by all of the assets of the Company and contains financial covenants and certain restrictions on the Company's ability to incur additional debt or dispose of its assets. As of December 31, 1998, the Company had no borrowings outstanding on the Credit Line.

Under a separate agreement dated February 22, 1997, with PNC Leasing Corporation, the Company had up to $6.0 million available for purposes of leasing call center equipment. The $6.0 million commitment expired on April 1, 1998, and required that such leases meet the accounting definition of an operating lease with rent to be paid over a period not to exceed sixty months. The Company financed $4.1 million of equipment under this facility.

Under a separate agreement dated March 10, 1998, with PNC Leasing Corporation, the Company has established an additional lease facility of $6.0 million available for purposes of leasing call center equipment. The $6.0 million commitment expires April 1, 1999, and requires that such leases meet the accounting definition of an operating lease with rent to be paid over a period not to exceed sixty months. As of December 31, 1998, the Company has financed $4.4 million of equipment under this facility.

Net cash used in operating activities was $3,735,000 during the quarter ended December 31, 1998. During the quarter ended December 31, 1997, net cash used in operating activities was $2,495,000. The cash used in operations in the 1998 period resulted from an increase in the Company's accounts receivable coupled with a decrease in its accounts payable and accrued expenses partially offset by the Company's net income for the quarter.

The Company's teleservices operations will continue to require significant capital expenditures. Capital expenditures during the three month period ended December 31, 1998, were $210,000. The Company expects to allocate approximately $6.0 million for capital equipment expenditures during the remainder of the fiscal year ending September 30, 1999, primarily for call center capacity expansion and other enhancements of technology used throughout its call center operations.

The Company believes that cash generated from operations, when available, together with its cash and marketable securities and available credit under the Credit Line and leasing agreement will be sufficient to finance its current operations and planned capital equipment expenditures at least until December 31, 1999.

Recent Accounting Pronouncements
--------------------------------

Effective with the first quarter of fiscal 1999, the Company was subject to the provisions of SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 had no impact on the Company's financial statements as the Company does not have any "comprehensive income" type earnings (losses).

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and require that those enterprises report selected information about operating segments in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 131 for its fiscal year ending September 30, 1999 financial statements. Management believes that SFAS No. 131 will not have a material effect on the Company's financial statements.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998 and provides guidance on the financial reporting of start-up activities and organization costs. It requires costs or start-up activities to be charged to expense as incurred. SOP 98-5 is required to be adopted for the Company's fiscal year ending September 30, 2000. The adoption of this pronouncement is expected to have no material impact on the Company's financial position or results of operations.


Year 2000 Readiness Disclosure
------------------------------

The year 2000 problem arises as a result of computer programs being written using two digits rather than four digits to define the applicable year. In other words, date-sensitive software, including those with embedded microprocessors, may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system and equipment failures or malfunctions causing disruptions of operations, including among others, a temporary inability to process calls, transactions and information, or engage in similar normal business activities.

The Company's Internal Systems. The Company has evaluated its infrastructure as it relates to information technology and has developed a plan to ensure its Year 2000 compliance. This plan includes, among other things, replacing certain systems with new internally developed Year 2000 compliant systems and upgrading the remaining software systems to be Year 2000 compliant. Year 2000 compliant upgrades to the Company's predictive dialing equipment have been installed in all but two call centers. These remaining call centers are on target for completion in February 1999. These processes will allow the Company to receive lead information, make and receive calls, and produce reports on compliant and non-compliant date formats. Modification and testing of all information and non-information systems will extend into the third fiscal quarter and are scheduled to be completed by June 1999. The Company has replaced 25 of 55 non-compliant personal computer workstations and anticipates replacing the remaining workstations by March 1999.

  The Company is also in the process of evaluating its security systems, copiers and other non-information technology infrastructure in which non-compliant software or embedded microprocessors might exist. The Company believes that all material components in this infrastructure will be Year 2000 compliant by the end of fiscal 1999.

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

  Risks Associated with the Year 2000. The extent of the Company's Year 2000 exposure, the costs of achieving Year 2000 compliance and the time period within which the Company believes it will achieve Year 2000 compliance are based on management's knowledge to date and its best estimates. The Company is not aware, at this time, of any internal or third party vendor Year 2000 non-compliance that will not be fixed by the end of December 1999 and that will materially affect the Company. However, these estimates were derived using numerous assumptions, and some risks that the Company faces include: the failure of internal information systems, the failure of third parties to provide services, such as electricity and telecommunication services and a slow down in clients ability to make payments. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel, the ability to identify and correct all Year 2000 impacted areas, the ability of third party vendors and clients to be Year 2000 compliant and other similar uncertainties.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk


Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and limits the amount of credit exposure with any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.

The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

The table below represents principal (or notional) amounts and related weighted average interest rates for the Company's investment portfolio as of December 31, 1998. All investments mature in one year or less.


                            Principal Amount   Fair Value
                            -----------------  -----------
                                    (in thousands)

Assets
Cash equivalents:
   Variable rate                 $1,287           $1,287
   Average interest rate           5.01%            5.01%

Marketable Securities:
   Fixed rate                    $5,825           $5,686
   Average interest rate           5.48%            5.48%
                                 ------           ------
Total Investments                $7,112*          $6,973
-----------------                ======           ======

*Includes $123,000 of unaccrued interest to be received at maturity.

PART II: OTHER INFORMATION



Item 1:   Legal Proceedings
                    None.


Item 2:   Changes in Securities and Use of Proceeds
               a.   None.
               b.   None.
               c. The Company has not sold any securities that were not registered under the Securities Act.
               d. The Company's Registration Statement on Form S-1 (File No. 333-07501) (the "Registration Statement") was declared effective by the Commission on September 18, 1996. Pursuant to the Registration Statement, the Company registered an aggregate of 3,220,000 shares of Common Stock, with no par value. All of the shares registered by the Registration Statement were sold at $12.50 per share, realizing aggregate proceeds of $40,250,000 and net aggregate proceeds of $36,317,000 (after deduction of underwriters' discounts, commissions and other offering expenses of $3,933,000). None of these expenses were paid to directors, officers, general partners or their associates or to 10% shareholders of the Company. Of the net proceeds of the offering, $15,300,000 were used to repay indebtedness and $6,000,000 were used to pay a special bonus to Raymond J. Hansell and MarySue Lucci, the Company's founders and owners of in excess of 10% of the Common Stock. The amount of $6,400,000 was used to fund the redemption of Series B Preferred Stock by Advanta Partners LP, an owner of 10% or more of the Common Stock, and the amount of $281,000 to fund the redemption of Series B Preferred Stock by Glengar International Investments Limited. The remainder of the proceeds were invested in short-term investments pending their withdrawal for general corporate purposes. At February 9, 1999, the balance of these investments was approximately $5,229,000 reflecting the use of approximately $3,107,000 for general corporate purposes.

Item 3:   Defaults upon Senior Securities
               None.


Item 4:   Submission of Matters to a Vote of Security Holders
               None.


Item 5:   Other Information
               None.


Item 6:   Exhibits and Reports on Form 8-K

               a.   27  -  Financial Data Schedule
               b.   Reports on Form 8-K
                           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                RMH Teleservices, Inc.



DATED:  February  10, 1999      BY:     /s/     John A. Fellows
                                   ----------------------------
                                   John A. Fellows
                                   Chief Executive Officer



DATED:  February  10, 1999      BY:     /s/     Michael J. Scharff
                                   -------------------------------
                                   Michael J. Scharff
                                   Executive Vice President and
                                   Acting Chief Financial Officer
                                   (Principal Financial and Accounting Officer)