Form 10-Q
period 1999-03-31
RMH TELESERVICES INC
filed 1999-05-17
CIK 1017958

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1999

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

                        Yes |X|       No |_|

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 8,120,000 shares of Common Stock outstanding as of April 30, 1999.

                     RMH Teleservices, Inc. and Subsidiaries
                               INDEX TO FORM 10-Q

                                                                          Page
                                                                         Number
                                                                         ------
PART I.     FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheets at
         March 31, 1999 and September 30, 1998 ..........................  3

         Consolidated Statements of Operations for the
         Three Months Ended March 31, 1999 and 1998 .....................  4

         Consolidated Statements of Operations for the
         Six Months Ended March 31, 1999 and 1998 .......................  5

         Consolidated Statements of Cash Flows for the
         Six Months Ended March 31, 1999 and 1998 .......................  6

         Notes to Consolidated Financial Statements .....................  7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .................. 10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..... 15

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings .............................................. 16

Item 2.  Changes in Securities and Use of Proceeds ...................... 16

Item 3.  Defaults upon Senior Securities ................................ 16

Item 4.  Submission of Matters to a Vote of Security Holders ............ 17

Item 5.  Other Information .............................................. 17

Item 6.  Exhibits and Reports on Form 8-K ............................... 17

SIGNATURES............................................................... 18

PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                          March 31,    September 30,         LIABILITIES AND              March 31,    September 30,
            ASSETS                          1999           1998            SHAREHOLDERS' EQUITY             1999           1998
            ------                      ------------   ------------        --------------------         ------------   -------------

CURRENT ASSETS:                                                       CURRENT LIABILITIES:

  Cash and cash equivalents               $5,444,000     $4,179,000      Accounts payable                 $2,481,000     $1,423,000
  Marketable securities                    4,354,000      6,779,000      Accrued expenses                  4,488,000      3,021,000
  Accounts receivable, net of                                            Deferred income taxes               554,000        554,000
    allowance for doubtful accounts of                                                                  ------------   ------------
    $57,000 and $37,000                   13,035,000     10,739,000         Total current liabilities      7,523,000      4,998,000
  Prepaid expenses and other current                                                                    ------------   ------------
    assets                                 3,687,000      1,463,000
                                        ------------   ------------
              Total current assets        26,520,000     23,160,000   DEFERRED INCOME TAXES                  150,000        150,000
                                        ------------   ------------                                     ------------   ------------


PROPERTY AND EQUIPMENT                    11,061,000     10,530,000

  Less - Accumulated depreciation and                                  SHAREHOLDERS' EQUITY:
      amortization                        (7,235,000)    (6,483,000)
                                        ------------   ------------
      Net property and equipment           3,826,000      4,047,000      Common stock                     48,638,000     48,638,000
                                        ------------   ------------      Common stock warrant and
                                                                                options outstanding          462,000        450,000

                                                                          Accumulated deficit            (26,299,000)   (26,901,000)
OTHER ASSETS                                 128,000        128,000                                     ------------   ------------
                                        ------------   ------------
                                                                            Total Shareholders' Equity    22,801,000     22,187,000
                                                                                                        ------------   ------------



                                         $30,474,000    $27,335,000                                      $30,474,000    $27,335,000
                                        ============   ============                                     ============   ============


      The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these consolidated financial statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          For the Three Months Ended
                                                                    March 31,
                                                          ---------------------------

                                                              1999           1998
                                                          ------------   ------------

REVENUES                                                  $ 17,290,000   $ 12,337,000
                                                          ------------   ------------

OPERATING EXPENSES:
   Cost of services                                         13,144,000      9,313,000
   Selling, general  and administrative                      3,663,000      3,612,000
                                                          ------------   ------------
      Total operating expenses                              16,807,000     12,925,000
                                                          ------------   ------------
      Operating income (loss)                                  483,000       (588,000)

INTEREST INCOME                                                 69,000        121,000
                                                          ------------   ------------
      Income (loss) before income taxes (benefit)              552,000       (467,000)

INCOME TAXES (BENEFIT)                                         207,000       (168,000)
                                                          ------------   ------------

NET INCOME  (LOSS)                                        $    345,000   $   (299,000)
                                                          ============   ============

BASIC INCOME (LOSS) PER COMMON SHARE                      $        .04   $       (.04)
                                                          ============   ============

DILUTED INCOME (LOSS) PER COMMON SHARE                    $        .04   $       (.04)
                                                          ============   ============

SHARES USED IN COMPUTING BASIC
     INCOME (LOSS) PER COMMON SHARE                          8,120,000      8,120,000
                                                          ============   ============

SHARES USED IN COMPUTING DILUTED
    INCOME (LOSS) PER COMMON SHARE                           8,272,000      8,120,000
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

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                For the Six Months Ended
                                                        March 31,
                                              ---------------------------

                                                  1999           1998
                                              ------------   ------------

REVENUES                                      $ 33,127,000   $ 24,584,000
                                              ------------   ------------

OPERATING EXPENSES:
   Cost of services                             25,094,000     18,296,000
   Selling, general and administrative           7,246,000      6,176,000
                                              ------------   ------------
      Total operating expenses                  32,340,000     24,472,000
                                              ------------   ------------
      Operating income                             787,000        112,000

INTEREST INCOME                                    176,000        269,000
                                              ------------   ------------
      Income before income taxes                   963,000        381,000

INCOME TAXES                                       361,000        137,000
                                              ------------   ------------

NET INCOME                                    $    602,000   $    244,000
                                              ============   ============

BASIC INCOME PER COMMON SHARE                 $        .07   $        .03
                                              ============   ============

DILUTED INCOME PER COMMON SHARE               $        .07   $        .03
                                              ============   ============

SHARES USED IN COMPUTING BASIC
     INCOME PER COMMON SHARE                     8,120,000      8,120,000
                                              ============   ============

SHARES USED IN COMPUTING DILUTED
     INCOME PER COMMON SHARE                     8,267,000      8,267,000
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

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                            For The Six Months Ended
                                                                    March 31,
                                                           --------------------------

                                                              1999           1998
                                                           -----------    -----------
OPERATING ACTIVITIES:
   Net income                                              $   602,000    $   244,000
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
        Issuance of Common Stock options for
        services rendered                                       12,000             --
       Depreciation and amortization                           752,000        770,000
       Changes in operating assets and liabilities -
          Accounts receivable                               (2,296,000)        (4,000)
          Prepaid expenses and other current assets         (2,224,000)       188,000
          Other assets                                              --       (317,000)
          Accounts payable and accrued expenses              2,525,000        (16,000)
                                                           -----------    -----------
               Net cash (used in) provided by operating
                 activities                                   (629,000)       865,000
                                                           -----------    -----------
INVESTING ACTIVITIES:
   Purchases of property and equipment                        (531,000)      (980,000)
   Purchases of marketable securities                       (5,089,000)    (4,968,000)
   Maturities of marketable securities                       7,514,000      4,171,000
                                                           -----------    -----------
               Net cash provided by (used in) investing
                 activities                                  1,894,000     (1,777,000)
                                                           -----------    -----------
FINANCING ACTIVITIES:
   Proceeds from refinanced equipment                               --         19,000
   Repayments on capitalized lease obligations                      --         (8,000)
                                                           -----------    -----------
               Net cash provided by financing activities            --         11,000
                                                           -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                      1,265,000       (901,000)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                       4,179,000      6,882,000
                                                           -----------    -----------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                           $ 5,444,000    $ 5,981,000
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

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION:

RMH Teleservices, Inc. and subsidiaries, ("RMH" or the "Company") provide outbound and inbound teleservices to major corporations in the insurance, financial services, telecommunications and membership services industries.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company. Operating results for the three and six month periods ended March 31, 1999 and 1998, are not necessarily indicative of the results that may be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

NOTE 2 - EARNINGS PER SHARE

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

The following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations:

                                                             For the Three Months Ended March 31,
                             --------------------------------------------------------------------------------------------------
                                                   1999                                              1998
                             ---------------------------------------------     ------------------------------------------------
                               Income             Shares       Per Share          Loss               Shares        Per Share
                             (Numerator)       (Denominator)     Amount        (Numerator)        (Denominator)      Amount
                              --------          -----------      ------         ---------          -----------       ------
Basic income (loss)
    per Common share:
    Net income (loss)         $345,000           8,120,000        $0.04         $(299,000)          8,120,000        $(0.04)
                                                                  =====                                              ======
Effect of dilutive
    securities:
    Stock warrants                  --             142,000                             --                  --
    Stock options                   --              10,000                             --                  --
Diluted income (loss)
    per Common share:         --------            --------        -----         ---------           ---------        ------
Net income (loss) and
  assumed conversion
  of dilutive securities      $345,000           8,272,000        $0.04         $(299,000)          8,120,000        $(0.04)
                              ========           =========        =====         =========           =========        ======

                                                             For the Six Months Ended March 31,
                             --------------------------------------------------------------------------------------------------
                                                   1999                                              1998
                             ---------------------------------------------     ------------------------------------------------
                               Income             Shares       Per Share          Loss               Shares        Per Share
                             (Numerator)       (Denominator)     Amount        (Numerator)        (Denominator)      Amount
                              --------          -----------      ------         ---------          -----------       ------
Basic income per
    Common share:
    Net income                $602,000           8,120,000        $0.07          $244,000           8,120,000         $0.03
                                                                  =====                                               =====
Effect of
    dilutive securities:
    Stock warrants                  --             142,000                             --             142,000
    Stock options                   --               5,000                             --               5,000
                              --------           ---------        -----          --------             -------         -----
Diluted income per
    Common share:
Net income and
assumed conversion
of dilutive
securities                    $602,000           8,267,000        $0.07          $244,000           8,267,000         $0.03
                              ========           =========        =====          ========           =========         =====

Warrants to purchase approximately 142,000 shares of Common Stock with an exercise price of $0.01 and options to purchase approximately 679,600 shares of Common stock with an average exercise price of $ 3.23 were outstanding during the three months ended March 31, 1999, but were not included in the computation of diluted income per Common share because the options' exercise prices were greater than the average market price of the Common shares during the period. Warrants to purchase approximately 142,000 shares of Common stock with an exercise price of $ .01 per share and options to purchase approximately 632,600 shares of Common stock with an average exercise price of $3.79 were outstanding during the three months ended March 31, 1998, but were not included in the computation of diluted loss per Common share because the Company had a net loss for the period and all outstanding warrants and options would have been anti-dilutive. Options to purchase approximately 749,700 and 632,600 shares of Common stock with an average exercise price of $ 3.12 and $ 3.79 were outstanding during the six months ended March 31, 1999 and 1998, respectively, but were not included in the computation of diluted income per Common share because the options' exercise prices were greater than the average market price of the Common shares during the respective period. The options, which expire at various times through September 2008, were still outstanding as of March 31, 1999.

NOTE 3 - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

The Company is dependent on three large customers for a significant portion of its revenues. These three customers accounted for 42.3% and 49.3% of revenues for the three and six months ended March 31, 1999 and 72.4% and 72.0% of revenues for three and six months ended March 31, 1998. The loss of one or more of these customers could have a materially adverse effect on the Company's business.

The Company was affiliated with one of its customers. This customer represented 4.1% and 4.4% of revenues for the three and six months ended March 31, 1999 and 8.1% and 8.4% of revenues for the three and six months ended March 31, 1998. Effective February 20, 1998, such customer transferred the line of business producing such revenues to a new independent entity. While the Company continues to do business with this new entity, there is no longer a related party relationship with this entity.

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of the Company's customers. Three of the Company's largest customers are engaged in transactions with each other and represent a single credit risk to the Company. The Company does not require collateral or other securities to support customer receivables. At March 31, 1999, the accounts receivable from the customers that represent a single credit risk were $3,234,000.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

From time-to-time, the Company may publish statements which are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to: (i) reliance on principal client relationships in the insurance, financial services, telecommunications and membership services industries; (ii) fluctuations in quarterly results of operations due to the timing of clients' telemarketing campaigns, the timing of opening new call centers and expansion of existing call centers and changes in competitive conditions affecting the telemarketing industry; (iii) difficulties of managing growth profitably; (iv) dependence on the services of the Company's executive officers and other key operations and technical personnel; (v) changes in the availability of qualified employees;
(vi) performance of automated call-processing systems and other technological factors; (vii) the impact of the Year 2000 issues on the Company; (viii) reliance on independent long-distance companies; (ix) changes in government regulations affecting the teleservices and telecommunications industries; (x) competition from other outside providers of teleservices and in-house telemarketing operations of existing and potential clients; and (xi) competition from providers of other marketing formats, such as direct mail and emerging strategies such as interactive shopping and marketing over the Internet.

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

On December 10, 1998, RMH Teleservices International Inc. ("RMHTI"), a wholly-owned subsidiary, was incorporated in the Province of New Brunswick, Canada. The purpose of establishing this new subsidiary was to create a legal entity to conduct the Company's business operations in Canada. In the second quarter of fiscal 1999, RMHTI entered into leases for premises in Oromocto, New Brunswick and Brantford, Ontario for new call centers. The call center in Oromocto has 200 seats and commenced operations in March 1999. It is anticipated that the call center in Brantford, which will have 250 seats, will open during the third fiscal quarter of 1999. The Company has received financial incentives from the provincial governments of Ontario and New Brunswick totaling $1.3 million and expects to receive an additional $700,000. These incentives offset various start-up operating costs and capital expenditures associated with the new call centers. In the second fiscal quarter of 1999, the Company incurred start-up costs associated with these two new call centers totaling $550,000 which were offset against the grant money. The remaining $750,000 has been deferred and will primarily be amortized against payroll costs over the next three years and will also be offset against additional start-up costs incurred in the third and fourth fiscal quarters.

In the second quarter of fiscal 1999, the Company entered into a three-way agreement with a long distance provider and an independent teleservices company. Under the agreement, RMH will manage a call center on behalf of the independent teleservices company, which specializes in Asian language outbound teleservices. This independent company will solicit Asian-speaking residential customers in the United States on behalf of the long distance provider in several Asian languages including Japanese, Korean, Vietnamese, Tagalog, Cantonese and Mandarin. RMH is compensated by the long distance provider on a per sale basis and based on monthly long distance customer billing, and is also compensated by the independent company on a monthly fee basis for managing the call center. RMH is obligated to compensate the independent company on a per sale basis and on monthly long distance customer billing and to provide certain call center equipment.

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

Results of Operations

Three and Six Months Ended March 31, 1999 Compared to Three and Six Months Ended March 31, 1998

Revenues - Revenues increased to $17,290,000 and $33,127,000 for the three and six month periods ended March 31, 1999 from $12,337,000 and $24,584,000 for the comparable periods in 1998. This represents revenue increases of 40.1% and 34.8% for the three and six month periods ended March 31, 1999, respectively, as compared to the comparable periods in 1998. Of such increase in revenues, approximately $3,726,000 and $7,381,000 were attributable to increased calling volumes from existing clients, and $1,227,000 and $1,162,000 to new clients, for the three and six month periods ended, respectively.

Cost of Services - Cost of services increased to $13,144,000 and $25,094,000 for the three and six month periods ended March 31, 1999 from $9,313,000 and $18,296,000 for the comparable periods in 1998. As a percentage of revenues, cost of services increased to 76.0% and 75.8% for the three and six month periods ended March 31, 1999, as compared to 75.5% and 74.4% for the comparable periods in 1998. The Company believes that the increase in cost of services as a percentage of revenues during the quarter is attributable to labor cost pressures coupled with pricing pressures.

The Company anticipates that cost of services as a percentage of revenues may increase during the year to the degree that large volume opportunities warrant the Company offering appropriate pricing discounts, to the extent that the Company requires a longer period of time to generate acceptable levels of utilization at its call centers, and/or the Company experiences upward pressures on hourly wages as a result of tighter or more competitive labor markets.

Selling, General and Administrative - Selling, general and administrative expenses increased to $3,663,000 and $7,246,000 for the three and six month periods ended March 31, 1999 from $3,612,000 and $6,176,000 for the comparable periods in 1998. As a percentage of revenues, selling, general and administrative expenses decreased to 21.2% and 21.9% during the three and six month periods ended March 31, 1999, as compared to 29.3% and 25.1% for the comparable periods in 1998. During the three and six month periods ended March 31, 1998, $299,000 and $335,000 of selling and general administrative expenses was a result of the Company's settlement of certain litigation with an existing customer and the legal costs incurred relating to such settlement. The balance of the percentage decrease was primarily the result of better utilization of infrastructure and increasing revenues being serviced by the Company's existing infrastructure.

Interest Income - Interest income for the three and six month periods ended March 31, 1999 and 1998, amounted to $69,000 and $176,000 and $121,000 and
$269,000, respectively, and was earned by investing the remaining proceeds of the Company's initial public offering in marketable securities and cash equivalents.

Income Taxes (Benefit) - Income tax expense (benefit) for the three and six month periods ended March 31, 1999 and 1998, was $207,000 and $361,000 and $(168,000) and $137,000, respectively, and represents income taxes based upon an effective tax rate of 37.5% in fiscal 1999 and 36.0% in fiscal 1998. This tax rate is reflective of both the Federal tax rate in effect and those state tax rates in effect where the Company does business, coupled with certain tax planning strategies previously implemented in fiscal 1996.

Liquidity and Capital Resources

Historically, the Company's primary sources of liquidity have been cash flow from operations and borrowings under its credit facilities. On September 24, 1996, the Company completed an initial public offering and raised net proceeds of approximately $36.3 million. The Company used approximately $27.9 million of these proceeds to repay all bank indebtedness, redeem its Series B Preferred Stock and pay certain one-time special bonuses to its founders. The remaining $8.3 million in proceeds has been, and will continue to be, used for working capital and general corporate purposes.

On March 21, 1997, the Company entered into a new $4.0 million line of credit facility (the "Credit Line") with PNC Bank (the "Bank"). The Credit Line replaced the Company's former term loan and credit facility. The Credit Line expired on April 1, 1999. The Company is completing its negotiations with the Bank for the renewal of this credit line; and it is the Company's intention to renew the Credit Line with terms comparable to those currently in place. Outstanding balances bore interest at the Company's option at either the LIBOR rate plus 95 basis points or at the Bank's prime rate minus 50 basis points. The Credit Line contained financial covenants and certain restrictions on the Company's ability to incur additional debt or dispose of its assets. As of March 31, 1999, the Company had no borrowings outstanding on the Credit Line.

Under a separate agreement dated February 22, 1997, with PNC Leasing Corporation, the Company had up to $6.0 million available for purposes of leasing call center equipment. The $6.0 million commitment expired on April 1, 1998, and required that such leases meet the accounting definition of an operating lease with rent to be paid over a period not to exceed sixty months. The Company financed $4.1 million of equipment under this facility. Under a separate agreement dated March 10, 1998, with PNC Leasing Corporation, the Company established an additional lease facility of $6.0 million available for purposes of leasing call center equipment. The $6.0 million commitment expired April 1, 1999, and required that such leases meet the accounting definition of an operating lease with rent to be paid over a period not to exceed sixty months. As of March 31, 1999, the Company had financed $5.5 million of equipment under this facility.

The Company is completing negotiations with the Bank to establish an additional lease facility with size and terms similar to the lines established in each of the two previous years described above.

Net cash used in operating activities was $629,000 during the six months ended March 31, 1999 and net cash provided by operating activities was $865,000 during the six months ended March 31, 1998. The cash used in operations in the fiscal 1999 period resulted from an increase in the Company's accounts receivable and prepaid expenses and other assets coupled with a decrease in its accounts payable and accrued expenses offset by the Company's net income for the period.

The Company's teleservices operations will continue to require significant capital expenditures. Capital expenditures during the six month period ended March 31, 1999, were $531,000. The Company expects to allocate approximately $6.0 million for capital equipment expenditures from an operating lease facility currently under negotiation during the remainder of the fiscal year ending September 30, 1999, primarily for call center capacity expansion and other enhancements of technology used throughout its call center operations.

The Company believes that cash generated from operations, when available, together with its cash and marketable securities and available credit under new credit and leasing agreements will be sufficient to finance its current operations and planned capital equipment expenditures at least until December 31, 1999.

Recent Accounting Pronouncements

Effective the first quarter of fiscal 1999, the Company was subject to the provisions of SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 has no impact on the Company's financial statements as the Company has not had any "comprehensive income" type earnings (losses).

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

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998 and provides guidance on the financial reporting of start-up activities and organization costs. It requires costs of start-up activities to be charged to expense as incurred. SOP 98-5 is required to be adopted for the Company's fiscal year ending September 30, 2000. The adoption of this pronouncement is expected to have no material impact on the Company's financial position or results of operations.

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

The Company's Internal Systems. The Company has evaluated its infrastructure as it relates to information technology and has developed a plan to ensure its Year 2000 compliance. This plan includes, among other things, replacing certain systems with new internally developed Year 2000 compliant systems and upgrading the remaining software systems to be Year 2000 compliant. Year 2000 compliant upgrades to the Company's predictive dialing equipment have been installed in all call centers. These processes allow the Company to receive lead information, make and receive calls, and produce reports on compliant and non-compliant date formats. Modification and testing of all information and non-information systems will extend into the third fiscal quarter of 1999 and are scheduled to be completed by June 1999. The Company has replaced all non-compliant personal computer workstations.

     The Company is also in the process of evaluating its security systems, copiers and other non-information technology infrastructure in which non-compliant software or embedded microprocessors might exist. The Company believes that all material components in this infrastructure will be Year 2000 compliant by the end of fiscal 1999.

     Readiness of Third Parties. The Company has requested information from its third-party vendors and clients on their Year 2000 readiness to determine the extent to which their inability to be Year 2000 compliant will affect the Company. This process has included identifying vendors and defining the readiness of their products and services. The Company's primary focus as it relates to vendors is on those that support the teleservices platform and information technology platforms, followed by all others. The Company is approximately 40% complete with the vendor compliance documentation process that includes use of vendor compliance documentation published on the Internet. A similar process will be followed with clients to assess their Year 2000 readiness. The Company's software is being modified to accept two-digit year or four-digit century inputs, and will output in either format. Accordingly, the Company is prepared for either occurrence and believes that it will not be adversely affected by year format.

     Cost of Year 2000 Compliance. The Company has incurred minimal costs to date in addressing the Year 2000 issue. The Year 2000 evaluation, modification and testing that has been undertaken to date has not had a material effect on the Company's ability to deliver reports and other output on a timely basis. However, the Company anticipates that the Year 2000 project could affect development of internal systems nearing the latter part of fiscal 1999. The Company currently expects that the total costs to become Year 2000 compliant will not exceed $750,000. Hardware costs are projected to be approximately $300,000, software costs are projected to be approximately $250,000, and consulting and testing costs are projected to be approximately $200,000. New capital equipment, which the Company will require, will be either purchased or financed under the Company's new operating lease line. The remaining costs will be financed out of operating working capital.

     Risks Associated with the Year 2000. The extent of the Company's Year 2000 exposure, the costs of achieving Year 2000 compliance and the time period within which the Company believes it will achieve Year 2000 compliance are based on management's knowledge to date and its best estimates. The Company is not aware, at this time, of any internal or third-party vendor Year 2000 non-compliance that will not be fixed by the end of December 1999 and that will materially affect the Company. However, these estimates were derived using numerous assumptions, and some risks that the Company faces include: the failure of internal information systems; the failure of third parties to provide services, such as electricity and telecommunication services and a slow down in clients' ability to make payments. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel, the ability to identify and correct all Year 2000 impacted areas, the ability of third party vendors and clients to be Year 2000 compliant and other similar uncertainties.

     Contingency Plans. The Company believes that the most reasonably likely worst case scenario, other than the loss of telecommunications and power, is loss of the dialers which will prevent the Company from generating revenue. It is reasonable to assume that some interruptions related to specific campaigns and applications may result. The Company is in the process of developing contingency plans. Such plans are expected to be developed by July 1999.

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

The table below represents principal (or notional) amounts and related weighted average interest rates for the Company's investment portfolio as of March 31, 1999. All investments mature in one year or less.

                                 Principal Amount    Fair Value
                                 ----------------    ----------
                                          (in thousands)
Assets
Cash equivalents:
   Variable rate                    $   50            $   50
   Average interest rate              4.84%             4.84%

Marketable Securities:
   Fixed rate                       $4,450            $4,354
   Average interest rate              4.91%             4.91%
                                    ------            ------
Total Investments                   $4,500*           $4,404
                                    ======            ======

*Includes $31,000 of unaccrued interest to be received at maturity.

PART II:     OTHER INFORMATION

Item 1:     Legal Proceedings

                        None.

Item 2:     Changes in Securities and Use of Proceeds

                  a.    None.
                  b.    None.
                  c. The Company has not sold any securities that were not registered under the Securities Act
                  d. The Company's Registration Statement on Form S-1 (File No. 333-07501) (the "Registration Statement") was declared effective by the Commission on September 18, 1996. Pursuant to the Registration Statement, the Company registered an aggregate of 3,220,000 shares of Common Stock, with no par value. All of the shares registered by the Registration Statement were sold at $12.50 per share, realizing aggregate proceeds of $40,250,000 and net aggregate proceeds of $36,317,000 (after deduction of underwriters' discounts, commissions and other offering expenses of $3,933,000). None of these expenses were paid to directors, officers, general partners or their associates or to 10% shareholders of the Company. Of the net proceeds of the offering, $15,300,000 were used to repay indebtedness and $6,000,000 were used to pay a special bonus to Raymond
                        J. Hansell and MarySue Lucci, the Company's founders and owners of in excess of 10% of the Common Stock. The amount of $6,400,000 was used to fund the redemption of Series B Preferred Stock by Advanta Partners LP, an owner of 10% or more of the Common Stock, and the amount of $281,000 to fund the redemption of Series B Preferred Stock by Glengar International Investments Limited. The remainder of the proceeds were invested in short-term investments pending their withdrawal for general corporate purposes. At April 30, 1999, the balance of these investments was approximately $2,395,000 reflecting the use of approximately $5,941,000 for general corporate purposes.

Item 3:     Defaults upon Senior Securities

                        None.

Item 4:     Submission of Matters to a Vote of Security Holders

                        On February 23, 1999, the Company held its Annual Meeting of Shareholders at which the holders of the Company's Common Stock voted in an election of two members of the Company's Board of Directors to three year terms expiring at the Company's 2002 Annual Meeting of Shareholders. The total number of shares of Common Stock represented at the Annual Meeting were 7,575,222, constituting a quorum. Both nominees of the Board of Directors were re-elected. The following is a report of the votes cast at the Annual Meeting for each nominee for director.

                        ------------------------------------------------------
                          Nominee Name        Votes For   Withheld Authority
                          ------------        ---------   ------------------
                        ------------------------------------------------------
                         John A. Fellows      7,541,972         33,250
                        ------------------------------------------------------
                          Derek Lubner        7,511,118         64,104
                        ------------------------------------------------------

                        At the Meeting, the shareholders also approved a proposal to ratify the choice of Arthur Anderson LLP as the Company's independent auditors for the fiscal year ending September 30, 1999. The following is a report of the votes cast with respect to this proposal.

                        --------------------------------------------------------
                              Votes For       Votes Against       Abstain
                              ---------       -------------       -------
                        --------------------------------------------------------
                              7,569,422           3,200            2,600
                        --------------------------------------------------------

Item 5:     Other Information

                  None.

Item 6:     Exhibits and Reports on Form 8-K

                    a. 10.1 - Agreement: Loan of CAN $2MM from the Province of
                              New Brunswick, Canada
                       10.2 - Agreement: Loan forgiveness from the Province of
                              New Brunswick, Canada
                       10.3 - Agreement: Grant of CAN $1MM from the Province of
                              Ontario, Canada
                       27.0 - Financial Data Schedule

                    b. Reports on Form 8-K:
                                 None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                RMH Teleservices, Inc.


DATED: May 11, 1999             BY: /s/ John A. Fellows
                                    ----------------------------
                                    John A. Fellows
                                    Chief Executive Officer


DATED: May 11, 1999             BY: /s/ Noah S. Asher
                                    --------------------------
                                    Noah S. Asher
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)