Form 10-Q
period 1999-06-30
RMH TELESERVICES INC
filed 1999-08-12
CIK 1017958

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 1999

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

                   Yes         X                 No
                           ----------                  ----------

Indicate the number of shares outstanding of each of the Registrant's classes of Common stock, as of the latest practicable date: 8,220,000 shares of Common Stock outstanding as of August 9, 1999.

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q


                                                                          Page
                                                                         Number
                                                                         ------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheets at
         June 30, 1999 and September 30, 1998...........................   3

         Consolidated Statements of Operations for the
         Three Months Ended June 30, 1999 and 1998......................   4

         Consolidated Statements of Operations for the
         Nine Months Ended June 30, 1999 and 1998.......................   5

         Consolidated Statements of Cash Flows for the
         Nine Months Ended June 30, 1999 and 1998.......................   6

         Notes to Consolidated Financial Statements.....................   7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....  15


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings..............................................  16

Item 2.  Changes in Securities and Use of Proceeds......................  16

Item 3.  Defaults Upon Senior Securities................................  16

Item 4.  Submission of Matters to a Vote of Security Holders............  16

Item 5.  Other Information..............................................  16

Item 6.  Exhibits and Reports on Form 8-K...............................  16



SIGNATURES..............................................................  17

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (unaudited)

                                                   June 30,    September 30,
                       ASSETS                        1999           1998
                       ------                   -----------   -------------

     CURRENT ASSETS:
       Cash and cash equivalents                $ 6,317,000   $   4,179,000
       Marketable securities                      3,339,000       6,779,000
       Accounts receivable, net of  allowance
         for doubtful accounts of $66,000 and
         $37,000                                 14,752,000      10,739,000
       Prepaid expenses and other current
         assets                                   2,740,000       1,463,000
                                                -----------   -------------

                   Total current assets          27,148,000      23,160,000
                                                -----------   -------------

       Property and equipment                    11,666,000      10,530,000

       Less - Accumulated depreciation and
           amortization                          (7,661,000)     (6,483,000)
                                                -----------   -------------
           Net property and equipment             4,005,000       4,047,000
                                                -----------   -------------



     OTHER ASSETS                                   132,000         128,000
                                                -----------   -------------


                                                $31,285,000   $  27,335,000
                                                ===========   =============



                   LIABILITIES AND               June 30,     September 30,
                SHAREHOLDERS' EQUITY               1999           1998
                --------------------            -----------   -------------

   CURRENT LIABILITIES:
      Accounts payable                          $ 2,223,000   $   1,423,000
      Accrued expenses                            5,086,000       3,021,000
      Deferred income taxes                         554,000         554,000
                                                -----------   -------------


               Total current liabilities          7,863,000       4,998,000
                                                -----------   -------------


   DEFERRED INCOME TAXES                            150,000         150,000
                                                -----------   -------------

   SHAREHOLDERS' EQUITY:


      Common stock                               48,838,000      48,638,000
      Common stock warrant and
             options outstanding                    462,000         450,000
      Deferred compensation                        (168,000)            ---
      Accumulated deficit                       (25,860,000)    (26,901,000)
                                                -----------   -------------

               Total shareholders' equity        23,272,000      22,187,000
                                                -----------   -------------
                                                $31,285,000   $  27,335,000
                                                ===========   =============


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


                                                 For the Three Months Ended
                                                          June 30,
                                            ------------------------------------

                                                  1999                  1998
                                            ---------------       --------------

REVENUES                                       $20,627,000          $13,212,000
                                               -----------          -----------

OPERATING EXPENSES:
   Cost of services                             15,585,000           10,155,000
   Selling, general and administrative           4,411,000            3,052,000
                                               -----------          -----------
      Total operating expenses                  19,996,000           13,207,000
                                               -----------          -----------
      Operating income                             631,000                5,000

INTEREST INCOME                                     72,000              145,000
                                               -----------          -----------
      Income before income taxes                   703,000              150,000

INCOME TAXES                                       264,000               54,000
                                               -----------          -----------

NET INCOME                                     $   439,000          $    96,000
                                               ===========          ===========

BASIC INCOME PER COMMON SHARE                  $       .05          $       .01
                                               ===========          ===========

DILUTED INCOME PER COMMON SHARE                $       .05          $       .01
                                               ===========          ===========

SHARES USED IN COMPUTING BASIC
     INCOME PER COMMON SHARE                     8,120,000            8,120,000
                                               ===========          ===========
SHARES USED IN COMPUTING DILUTED
     INCOME PER COMMON SHARE                     8,416,000            8,264,000
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

                                                For the Nine Months Ended
                                                         June 30,
                                             ---------------------------------

                                                   1999              1998
                                             --------------     --------------

REVENUES                                       $53,754,000        $37,796,000
                                               -----------        -----------

OPERATING EXPENSES:
   Cost of services                             40,679,000         28,451,000
   Selling, general and administrative          11,657,000          9,228,000
                                               -----------        -----------
              Total operating expenses          52,336,000         37,679,000
                                               -----------        -----------
      Operating income                           1,418,000            117,000

INTEREST INCOME                                    248,000            414,000
                                               -----------        -----------
      Income before income taxes                 1,666,000            531,000

INCOME TAXES                                       625,000            191,000
                                               -----------        -----------

NET INCOME                                     $ 1,041,000        $   340,000
                                               ===========        ===========

BASIC INCOME PER COMMON SHARE                  $       .13        $       .04
                                               ===========        ===========

DILUTED INCOME PER COMMON SHARE                $       .13        $       .04
                                               ===========        ===========

SHARES USED IN COMPUTING BASIC
     INCOME PER COMMON SHARE                     8,120,000          8,120,000
                                               ===========        ===========

SHARES USED IN COMPUTING DILUTED
    INCOME PER COMMON SHARE                      8,316,000          8,318,000
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

                                                               For the Nine Months Ended
                                                                      June 30,
                                                           ---------------------------------
                                                                  1999              1998
                                                           ----------------  ---------------
OPERATING ACTIVITIES:
   Net income                                                $  1,041,000      $    340,000

   Adjustments to reconcile net income to net cash
    used in operating activities-
       Amortization of deferred compensation                       32,000                --
        Issuance of Common stock options for
          services rendered                                        12,000                --
       Depreciation and amortization                            1,178,000         1,193,000
       Deferred income taxes                                           --           (30,000)
       Changes in operating assets and liabilities -
          Accounts receivable                                  (4,013,000)         (722,000)
          Prepaid expenses and other current assets            (1,277,000)       (1,543,000)
          Other assets                                             (4,000)           14,000
          Accounts payable and accrued expenses                 2,865,000          (344,000)
                                                             ------------      ------------
               Net cash used in operating activities             (166,000)       (1,120,000)
                                                             ------------      ------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                         (1,136,000)       (1,113,000)
   Purchases of marketable securities                          (7,007,000)       (9,970,000)
   Maturities of marketable securities                         10,447,000         7,437,000
                                                             ------------      ------------
               Net cash provided by (used in) investing
                    activities                                  2,304,000        (3,646,000)
                                                             ------------      ------------

FINANCING ACTIVITIES:
   Proceeds from refinanced equipment                                  --            19,000
   Repayments on capitalized lease obligations                         --            (8,000)
                                                             ------------      ------------
               Net cash provided by financing activities               --            11,000
                                                             ------------      ------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                         2,138,000        (4,755,000)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                          4,179,000         6,882,000
                                                             ------------      ------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                             $  6,317,000      $  2,127,000
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



NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION:
-----------------------------------------------

RMH Teleservices, Inc. and its subsidiaries ("RMH" or the "Company") provide outbound and inbound teleservices to major corporations in the insurance, financial services, telecommunications and membership services industries.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company. Operating results for the three and nine month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.



NOTE 2 - EARNINGS PER SHARE:
----------------------------

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

The following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations:

                                                   For the Three Months Ended June 30,
                            -----------------------------------------------------------------------------------------
                                                1999                                          1998
                            --------------------------------------------  -------------------------------------------
                                Income         Shares       Per Share          Loss          Shares       Per Share
                              (Numerator)   (Denominator)     Amount        (Numerator)   (Denominator)      Amount
                              -----------   -------------   ---------       -----------   -------------   ---------
Basic income per
     Common share:
     Net income                 $439,000       8,120,000       $0.05           $96,000       8,120,000        $0.01
                                                               =====                                           ====
Effect of dilutive
    securities:
    Stock warrants                   ---         142,000                           ---         142,000
    Stock options                    ---         112,000                           ---           2,000
    Restricted stock                 ---          42,000                           ---             ---
                                --------       ---------      ------           -------       ---------       ------

Diluted income per
    Common share
  Net income and
  assumed conversion
  of dilutive securities        $439,000       8,416,000       $0.05           $96,000       8,264,000        $0.01
                                ========       =========       =====           =======       =========         ====

                                                     For the Nine Months Ended June 30,
                            -----------------------------------------------------------------------------------------
                                                1999                                          1998
                            --------------------------------------------  -------------------------------------------
                                 Income        Shares       Per Share         Income         Shares       Per Share
                              (Numerator)   (Denominator)     Amount        (Numerator)   (Denominator)     Amount
                              -----------   -------------     ------        -----------   -------------     ------
Basic income per
     Common share:
     Net income               $1,041,000       8,120,000       $0.13          $340,000       8,120,000        $0.04
                                                               =====                                           ====
Effect of dilutive
    securities:
    Stock warrants                   ---         142,000                           ---         142,000
    Stock options                    ---          40,000                           ---          56,000
    Restricted stock                 ---          14,000                           ---             ---
                                --------       ---------      ------           -------       ---------       ------

Diluted income per
    Common share:
  Net income and
  assumed conversion
  of dilutive securities      $1,041,000       8,316,000      $ 0.13         $ 340,000       8,318,000       $ 0.04
                              ==========       =========      ======         =========       =========       ======

Options to purchase approximately 498,000 and 554,000 shares of Common stock with an average exercise price of $ 3.72 and $3.75 were outstanding during the three month periods ended June 30, 1999 and 1998, but were not included in the computation of diluted income per Common share because the options' exercise prices were greater than the average market price of the Common shares during the period. Options to purchase approximately 589,000 and 481,000 shares of Common stock with an average exercise price of $ 3.45 and $ 5.38 were outstanding during the nine month periods ended June 30, 1999 and 1998, respectively, but were not included in the computation of diluted income per Common share because the options' exercise prices were greater than the average market price of the Common shares during the respective period. The options, which expire at various times through May 2009, were still outstanding as of June 30, 1999.

Note 3 - Major Customers and Concentration of Credit Risk:
----------------------------------------------------------

The Company is dependent on four large customers for a significant portion of its revenues. These four customers accounted for 81.3% and 81.5% of revenues for the three and nine month periods ended June 30, 1999 and 62.1% and 68.5% of revenues for three and nine months ended June 30, 1998. The loss of one or more of these customers could have a materially adverse effect on the Company's business.

The Company was affiliated with one of its customers. This customer represented 1.8% and 3.4% of revenues for the three and nine month periods ended June 30, 1999 and 6.4% of revenues for the nine month periods ended June 30, 1998. Effective February 20, 1998, such customer transferred the line of business producing such revenues to a new independent entity. While the Company continues to do business with this new entity, there is no longer a related party relationship with this entity.

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of the Company's customers. The Company does not require collateral or other securities to support customer receivables. The Company's largest customer had an outstanding balance of $6,270,000 at June 30, 1999. The second, third and fourth largest of the Company's customers are engaged in transactions with each other and represent a single credit risk to the Company. At June 30, 1999, the accounts receivable from the customers that represent a single credit risk were $3,178,000.

NOTE 4 - RESTRICTED STOCK
-------------------------

During the three month period ended June 30, 1999, the Company issued 100,000 shares of restricted Common stock that it had previously agreed to award to its Chief Executive Officer. The primary restriction is the officer's continued employment over the five year period commencing on his original hire date with the restrictions lapsing on 20,000 shares per year on each anniversary of his hire date. The value of the stock ($200,000) was established by the market price on the date of grant with deferred compensation recorded at that time. The deferred compensation is presented as a reduction of shareholders' equity in the accompanying consolidated balance sheet and is being amortized over the restriction period.

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

Overview
---------

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

On December 10, 1998, RMH Teleservices International Inc. ("RMHTI"), a wholly-owned subsidiary, was incorporated in the Province of New Brunswick, Canada. The purpose of establishing this new subsidiary was to create a legal entity to conduct the Company's business operations in Canada. In the second quarter of fiscal 1999, RMHTI entered into leases for premises in Oromocto, New Brunswick and Brantford, Ontario for new call centers. The call center in Oromocto, New Brunswick, commenced operations in March 1999 with 200 seats, and by July 31, 1999 had been expanded to 310 seats. The call center in Brantford, Ontario began initial operations in July 1999 and has 250 seats. RMHTI has received financial incentives from the provincial governments of Ontario and New Brunswick totaling $2.0 million and expects to receive an additional $400,000. These incentives offset various start-up, payroll, and operating costs and capital expenditures associated with the new call centers. In the second and third quarters of fiscal 1999, the Company incurred start-up and payroll costs associated with these two new call centers totaling $550,000 and $522,000 respectively, which were offset against the financial incentives received from the provincial governments of Ontario and New Brunswick. The remaining amounts are primarily being amortized against payroll costs over the next three years and will also be offset against additional start-up costs incurred in the fourth quarter of fiscal 1999.

In the second quarter of fiscal 1999, the Company entered into a three-way agreement with a long distance telecommunications provider and an independent teleservices company. Under the agreement, the Company managed a call center on behalf of the independent teleservices company, which specializes in Asian language outbound teleservices, and managed an outbound telemarketing program outsourced by the long distance provider to the independent teleservices company. The Company was paid a fixed monthly fee to manage the call center, and was paid based on sales and residuals to manage the outbound telemarketing program. Subsequently, the original agreement was modified to a two-way agreement between the Company and the independent teleservices company under which the Company will manage a call center on behalf of the independent teleservices company and will be compensated on a monthly fixed fee basis.

The Company's results of operations in any single interim period should not be viewed as an indication of future results of operations. The Company may experience quarterly variations in net revenues and operating income as a result of the timing of clients' telemarketing campaigns, the commencement and expiration of contracts, the amount of new business generated by the Company, the timing of additional selling, general and administrative expenses to acquire and support such new business and changes in the Company's revenue mix among its various customers.


Results of Operations
---------------------


Three and Nine Months Ended June 30, 1999 Compared to Three and Nine Months
---------------------------------------------------------------------------
Ended June 30, 1998
-------------------

Revenues - Revenues increased to $20,627,000 and $53,754,000 for the three and nine month periods ended June 30, 1999 from $13,212,000 and $37,796,000 for the comparable periods in 1998. This represents revenue increases of 56.1% and 42.2% for the three and nine month periods ended June 30, 1999, respectively, as compared to the same periods in 1998. Of such increase in revenues, approximately $6,337,000 and $13,400,000 were attributable to increased calling volumes from existing clients, and $1,078,000 and $2,558,000 to new clients, for the three and nine month periods ended June 30, 1999 and 1998, respectively.

Cost of Services - Cost of services increased to $15,585,000 and $40,679,000 for the three and nine month periods ended June 30, 1999 from $10,155,000 and $28,451,000 for the comparable periods in 1998. As a percentage of revenues, cost of services in the three month period ended June 30, 1999 decreased to 75.6% from 76.9% in the comparable period in 1998. For the nine month period ending June 30, 1999 cost of services increased as a percentage of revenue to 75.7% from 75.3% for the comparable period in 1998. The Company believes that the increase in cost of services as a percentage of revenues for the nine month period ended June 30, 1999 is attributable to pricing pressures as a result of volume discounts offered. The corresponding decrease in the quarter ended June 30, 1999 is attributable to reduced operating costs in Canada offset by pricing pressures.

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

Selling, General and Administrative - Selling, general and administrative expenses increased to $4,411,000 and $11,657,000 for the three and nine month periods ended June 30, 1999 from $3,052,000 and $9,228,000 for the comparable periods in 1998. As a percentage of revenues, selling, general and administrative expenses decreased to 21.4% and 21.7% during the three and nine month periods ended June 30, 1999, as compared to 23.1% and 24.4% for the comparable periods in 1998. The percentage decrease was primarily the result of better utilization of infrastructure and increasing revenues being serviced by the Company's existing infrastructure. In addition, during the nine month period ended June 30, 1998, the company incurred expenses of $335, 000 related to the Company's settlement of certain litigation with an existing customer and the legal costs incurred relating to such settlement.

Interest Income - Interest income for the three and nine month periods ended June 30, 1999 and 1998, amounted to $72,000 and $248,000 and $145,000 and
$414,000 respectively, and was earned by investing the remaining proceeds of the Company's initial public offering in marketable securities and cash equivalents.

Income Taxes - Income tax expense for the three and nine month periods ended June 30, 1999 and 1998, was $264,000 and $625,000 and $54,000 and $191,000,
respectively, and represents income taxes based upon an effective tax rate of 37.5% in fiscal 1999 and 36.0% in fiscal 1998. This tax rate is reflective of both the Federal tax rate in effect and those state tax rates in effect where the Company does business, coupled with certain tax planning strategies previously implemented in fiscal 1996.

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

During the third quarter, the Company completed negotiations with PNC Bank to establish an $8.0 million lease facility (the "PNC Lease Facility") and a $4.0 million credit facility ("Credit Line"). RMHTI also completed negotiations with GATX Technology Finance Inc. for a $5.0 million CAD lease facility ("the "GATX Lease Facility"). Under the terms of both lease facilities, leases must meet the accounting definition of an operating lease with rent to be paid over a period not to exceed sixty months. The Credit Line is a renewal of a March 21, 1997 PNC credit facility. Under the terms of the Credit Line, outstanding balances bear interest at the Company's option at either the LIBOR rate plus 95 basis points or at the Bank's prime rate minus 50 basis points. The Credit Line contains financial covenants and certain restrictions on the Company's ability to incur additional debt or dispose of its assets. As of June 30, 1999, the Company had no borrowings outstanding on either the Credit Line, the PNC Lease Facility or the GATX Lease Facility.

Under a separate agreement dated February 22, 1997, with PNC Leasing Corporation, the Company had up to $6.0 million available for purposes of leasing call center equipment. The $6.0 million commitment expired on April 1, 1998, and required that such leases meet the accounting definition of an operating lease with rent to be paid over a period not to exceed sixty months. The Company financed $4.1 million of equipment under this facility. Under a separate agreement dated March 10, 1998, with PNC Leasing Corporation, the Company established an additional lease facility of $6.0 million available for purposes of leasing call center equipment. The $6.0 million commitment expired April 1, 1999, and required that such leases meet the accounting definition of an operating lease with rent to be paid over a period not to exceed sixty months. The Company financed $5.5 million of equipment under this facility.

The Company's teleservices operations will continue to require significant capital expenditures. Capital expenditures during the three and nine month periods ended June 30, 1999, were $605,000 and $1,136,000 respectively as compared to $133,000 and $1,120,000 for the three and nine month periods ended
June 30, 1998.   The Company expects to allocate approximately  $4.0 million for capital equipment expenditures from its operating lease facilities during the remainder of the fiscal year ending September 30, 1999, primarily for call center capacity expansion and other enhancements of technology used throughout its call center operations.

The Company has incurred expenditure in connection with obtaining and servicing a contract under which it will provide telemarketing services on behalf of a third party. The Company expects to spend $2.2 million in fiscal 1999 and $1.6 million in fiscal 2000. Of the $2.2 million for fiscal 1999, $2.0 million has been paid through July 31, 1999.

Net cash used in operating activities was $166,000 and $1,120,000 during the nine month periods ended June 30, 1999 and 1998, respectively. The cash used in operations in the nine month period ended June 30, 1999 resulted from an increase in the Company's accounts receivable and prepaid expenses and other assets offset by a decrease in its accounts payable and accrued expenses, and the Company's net income for the period.

The Company believes that cash generated from operations, when available, together with its cash and marketable securities and available credit under the new credit and leasing agreements will be sufficient to finance its current operations and planned capital equipment expenditures at least until June 30, 2000.

Recent Accounting Pronouncements
--------------------------------

Effective the first quarter of fiscal 1999, the Company was subject to the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 has not had any impact on the Company's financial statements as the Company has not had any material "comprehensive income" type earnings (losses).

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

The Company's Internal Systems. The Company has evaluated its infrastructure as it relates to information technology and has developed a plan to ensure its Year 2000 compliance. This plan includes, among other things, replacing certain systems with new internally developed Year 2000 compliant systems and upgrading the remaining software systems to be Year 2000 compliant. Year 2000 compliant upgrades to the Company's predictive dialing equipment have been installed in all call centers. These processes allow the Company to receive lead information, make and receive calls, and produce reports on compliant and non-compliant date formats. Modification and testing of all information and non-information systems will extend into the fourth quarter of fiscal 1999 and are scheduled to be completed by mid-November 1999. The Company has replaced all non-compliant personal computer workstations.

     The Company is also in the process of evaluating its security systems, copiers and other non-information technology infrastructure in which non-compliant software or embedded microprocessors might exist. The Company believes that all material components in this infrastructure will be Year 2000 compliant by the end of the 1999 calendar year.

     Readiness of Third Parties. The Company has requested information from its third-party vendors and clients on their Year 2000 readiness to determine the extent to which their inability to be Year 2000 compliant will affect the Company. This process has included identifying vendors and defining the readiness of their products and services. The Company's primary focus as it relates to vendors is on those that support the teleservices platform and information technology platforms, followed by all others. The Company is approximately 60% complete with the vendor compliance documentation process that includes use of vendor compliance documentation published on the Internet. A similar process is in progress with clients to assess their Year 2000 readiness. The Company's software is being modified to accept two-digit year or four-digit century inputs, and will be capable of creating output in either format as required by the client. Accordingly, the Company is prepared for either occurrence and believes that it will not be adversely affected by year format.

     Cost of Year 2000 Compliance. The Company has incurred minimal costs to date in addressing the Year 2000 issue. The Year 2000 evaluation, modification and testing that has been undertaken to date has not had a material effect on the Company's ability to deliver reports and other output on a timely basis. However, the Company anticipates that the Year 2000 project could affect development of internal systems nearing the latter part of calendar 1999. The Company currently expects that the total costs to become Year 2000 compliant will not exceed $750,000. Hardware costs to date have been approximately $300,000, software costs are projected to be approximately $250,000, and consulting and testing costs are projected to be approximately $200,000. New capital equipment, which the Company will require, will be either purchased or financed under the Company's new operating lease line. The remaining costs will be financed out of operating working capital.

     Risks Associated with the Year 2000. The extent of the Company's Year 2000 exposure, the costs of achieving Year 2000 compliance and the time period within which the Company believes it will achieve Year 2000 compliance are based on management's knowledge to date and its best estimates. The Company is not aware, at this time, of any internal or third-party vendor Year 2000 non-compliance that will not be fixed by the end of December 1999 and that will materially affect the Company. However, these estimates were derived using numerous assumptions, and some risks that the Company faces include: the failure of internal information systems; the failure of third parties to provide services, such as electricity and telecommunication services, and a slow down in clients' ability to make payments. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel, the ability to identify and correct all Year 2000 impacted areas, the ability of third-party vendors and clients to be Year 2000 compliant and other similar uncertainties.

     Contingency Plans. The Company believes that the most reasonably likely worst case scenario, other than the loss of telecommunications and power, is loss of the dialers which will prevent the Company from generating revenue. It is reasonable to assume that some interruptions related to specific campaigns and applications may result. The Company is in the process of developing contingency plans. Such plans are expected to be completed by October 1999.

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

The table below represents principal (or notional) amounts and related weighted average interest rates for the Company's investment portfolio as of June 30, 1999. All investments mature in one year or less.

                                        Principal Amount  Fair Value
                                        ----------------  ----------
                                                (in thousands)
Assets
Cash equivalents:
   Variable rate                         $ 634                 $ 634
   Average interest rate                  4.92%                 4.92%

Marketable Securities:
   Fixed rate                          $ 3,400               $ 3,339
   Average interest rate                  4.94%                 4.94%
                                      --------              ---------
Total Investments                     $  4,034              $  3,973
                                      ========              ========

*Includes $26,000 of unaccrued interest to be received at maturity.

PART II:  OTHER INFORMATION


Item 1:     Legal Proceedings
                  None.

Item 2:     Changes in Securities and Use of Proceeds

            a.    None.
            b.    None.
            c. The Company has not sold any securities that were not registered under the Securities Act
            d. The Company's Registration Statement on Form S-1 (File No. 333-07501) (the "Registration Statement") was declared effective by the Commission on September 18, 1996. Pursuant to the Registration Statement, the Company registered an aggregate of 3,220,000 shares of Common stock, with no par value. All of the shares registered by the Registration Statement were sold at $12.50 per share, realizing aggregate proceeds of $40,250,000 and net aggregate proceeds of $36,317,000 (after deduction of underwriters' discounts, commissions and other offering expenses of $3,933,000). None of these expenses were paid to directors, officers, general partners or their associates or to 10% shareholders of the Company. Of the net proceeds of the offering, $15,300,000 were used to repay indebtedness and $6,000,000 were used to pay a special bonus to Raymond J. Hansell and MarySue Lucci, the Company's founders and owners of in excess of 10% of the Common Stock. The amount of $6,400,000 was used to fund the redemption of Series B Preferred Stock by Advanta Partners LP, an owner of 10% or more of the Common Stock, and the amount of $281,000 to fund the redemption of Series B Preferred Stock by Glengar International Investments Limited. The remainder of the proceeds were invested in short-term investments pending their withdrawal for general corporate purposes. At July 30, 1999, the balance of these investments was approximately $690,000 reflecting the use of approximately $7,646,000 for general corporate purposes.

Item 3:     Defaults upon Senior Securities
                  None.

Item 4:     Submission of matters for a vote of Security Holders
                  None.

Item 5:     Other Information
                  None.

Item 6:     Exhibits and Reports on Form 8-K
                  a. Exhibits

                  10.1 $8.0 million Operating Lease Facility Agreement between RMH Teleservices Inc. and PNC Leasing Corp. dated May 11, 1999.
                  10.2 Addendum to Master Lease Agreement between RMH Teleservices Inc. and PNC Leasing Corp dated
                        May 28, 1999
                  10.3 First Amendment to Credit Agreement between RMH Teleservices Inc., RMH Teleservices International Inc. and PNC Bank, N.A dated May 28, 1999
                  10.4 Master Lease Agreement between RMH Teleservices International Inc. and GATX Technology Finance Inc. dated June 1, 1999
                  27.0  Financial Data Schedule

                  b. Reports on Form 8-K:
                        None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                RMH Teleservices, Inc.
                                (Registrant)


DATED:    August 11, 1999       BY: /s/ John A. Fellows
                                   ----------------------------
                                    John A. Fellows
                                    Chief Executive Officer



DATED:    August 11, 1999       BY: /s/ Noah S. Asher
                                   --------------------------
                                    Noah S. Asher
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)