Form 10-K
period 1999-09-30
RMH TELESERVICES INC
filed 1999-12-28
CIK 1017958

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

              [x] Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1999

                                       or

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

                         Yes    x      No _________
                             --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

As of December 10, 1999, 8,366,721 shares of common stock were outstanding.

The aggregate market value of the shares of common stock owned by non-affiliates of the Registrant as of December 21, 1999 was approximately $41.8 million (based upon the closing sales price of these shares as reported by the NASDAQ Stock Market's national market). Calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the Company include only directors, executive officers and stockholders filing Schedules 13D or 13G with the Company. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes by the Securities and Exchange Commission.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference in Part III.

                               Table of Contents


Item
No.                                                                                              Page

                                     PART I
 1.     Business.................................................................................  3

 2.     Properties............................................................................... 11

 3.     Legal Proceedings........................................................................ 11

 4.     Submissions of Matters to a Vote of Security Holders..................................... 11

        Executive Officers of the Company........................................................ 12

                                    PART II

 5.     Market for Registrant's Common Equity and Related Shareholder Matters.................... 13

 6.     Selected Financial Data

 7.     Management's Discussion and Analysis of Financial Condition and Results
        of Operations............................................................................ 15

 7A.    Quantitative and Qualitative Disclosures about Market Risk............................... 21

 8.     Financial Statements and Supplementary Data.............................................. 22

 9.     Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure..................................................................... 22

                                    PART III

 10.     Directors and Executive Officers of the Registrant...................................... 22

 11.     Executive Compensation.................................................................. 22

 12.     Security Ownership of Certain Beneficial Owners and Management.......................... 22

 13.     Certain Relationships and Related Transactions.......................................... 23

                                    PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............................ 23

        Signatures............................................................................... 24

        Exhibit Index............................................................................ 25


                                     PART I


ITEM 1.   BUSINESS
          --------

General

  RMH Teleservices, Inc. and its subsidiaries (collectively, "RMH" or the "Company") provide outbound and inbound call center services predominantly to major corporations in the insurance, financial services and telecommunications industries. The Company distinguishes itself through its high quality service and disciplined management approach which has led to long-term client relationships and sustained profitable growth. The Company originated relationships with Mass Marketing Insurance Group ("MMIG"), JCPenney Life Insurance Company ("JCPenney") and AT&T/Universal Card Services ("AT&T") over eight years ago and in 1999 initiated relationships with several major telecommunications providers. The Company believes its innovative approach to producing quality service distinguishes it from its competitors and has led to the Company's sustained growth and its retention of key clients despite severe recruiting and retention challenges brought about by a tight labor market.

  The Company was founded in 1983 by Raymond J. Hansell, former Vice Chairman and Chief Executive Officer, and MarySue Lucci, former Director, President and Chief Operating Officer (collectively, the "Founders"). In May 1996, the Company completed a leveraged recapitalization (the "Recapitalization") pursuant to which Advanta Partners LP ("Advanta Partners"), a venture capital affiliate of Advanta Corp., became the largest equity holder of the Company. The Company completed the Recapitalization to permit Advanta Partners to invest substantial financial and other resources in the Company and to permit the Founders to realize a portion of the economic value of their initial investment in the Company. The Company is a Pennsylvania corporation and its principal business office is located at 40 Morris Avenue, Bryn Mawr, Pennsylvania 19010. Its telephone number is (610) 520-5300.

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

  The Company's revenue and income from operations for fiscal 1999 were $80.3 million and $2.3 million, respectively. This represents an increase of 53.2% and 602.8% respectively, compared to fiscal 1998.

Overview of the Call Center Services Industry

  The call center services industry provides a variety of teleservices including outbound and inbound telephone marketing, as well as customer support and service programs and other value-added services. Call center services provide customized service with higher response rates and higher customer acquisition and retention rates at a lower cost per transaction than other marketing media. As a result, call centers have become robust channels for the marketing and sale of a wide variety of products and services as sophisticated telemarketers are able to market effectively and collect valuable customer data. An increasing percentage of call center services business is currently being outsourced to independent providers, and the Company believes that both the total market and the percentage of this market that is outsourced will increase as businesses continue to recognize the benefits of such services.

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

  Many large companies have begun to outsource their telemarketing and customer support services in order to access the industry expertise, breadth of services and specialized capabilities of large-scale, technologically-sophisticated call center services providers such as the Company. Using such providers enables these companies to concentrate on their core businesses and improve the quality and cost-effectiveness of their customer contact functions. As a result, the Company believes that the enhanced quality and economic advantages provided by independent call center services companies will accelerate the outsourcing trend in the industry. In addition, the Company believes that the deregulation of the telecommunications industry and the growth of electronic commerce over the Internet will significantly increase the demand for inbound and outbound call center services.

  The Company believes that businesses considering outsourcing their call center activities increasingly are seeking to partner with a teleservices company that possesses industry expertise and the resources to serve their long-term needs efficiently. Additionally, because call center services involve direct interaction with a client's customers, the teleservices provider's reputation for quality is critical to winning new clients. As a recognized provider of high quality teleservices, the Company has positioned itself as an attractive partner to large users of call center services.

The Company's Services

 Outbound Teleservices
 ---------------------

  Historically, the Company has concentrated on providing outbound business-to-consumer and business-to-business teleservices. In this market, the Company has sought and established relationships with large corporate clients, many of whom are Fortune 500 Companies. Outbound teleservices refers to the service the Company performs when its telephone service representatives ("TSRs"), place calls to parties targeted by the client to offer products or services or to obtain information.

  Some common applications of Outbound Teleservices are:
 . Sales: Acquisition, Winback, Retention
 . New Product Launch: Lead Generation, Appointment Setting
 . Satisfaction Surveys
 . Repair Follow-ups
 . Verifications

  At the beginning of a typical outbound program, the Company receives customer data files that the client has selected to match the demographic profile of the targeted customer for the product or service being offered. These files contain each targeted customer's name, address, phone number and other relevant data. The Company's data management system sorts the records, removes information regarding customers whom the Company is prohibited from contacting and assigns each file electronically to one of its outbound call centers. Actual telephone calling at the centers is controlled by automated call management systems that utilize predictive dialers to automatically dial the telephone numbers in the files. The call management system then forwards all connected calls, along with the customer's name and other information, electronically to the workstation of a TSR who has been trained for the client's program. The TSR then uses a prepared script to solicit an order for the product or service or to request information that will be added to the client's database. Information regarding sales and other aspects of the program is captured by the Company's proprietary software systems and made available to clients in customized report formats.

     In October 1998, the Company opened an outbound call center facility in Largo, Florida. The Company also opened outbound facilities in Oromocto and Saint John in the Canadian province of New Brunswick in March 1999 and August 1999, respectively. During fiscal 1999, the Company expanded its existing call center facilities in Ewing Township, New Jersey and Reading, Pennsylvania. For fiscal 1999 and the fourth quarter of 1999, 89.9% and 72.0%, respectively, of the Company's telemarketing operations were outbound services.

Inbound Teleservices
--------------------

  Inbound teleservices involves the processing of incoming calls, often placed by customers using toll-free numbers, to a customer service representative for service, order fulfillment or product information. Inbound teleservices include activities such as third-party verification, customer care services, credit card and loan application processing and catalog sales. More sophisticated inbound programs assist clients in responding to customer inquiries, offering technical and product support services and assessing overall customer satisfaction.

Some common applications of Inbound Teleservices are:

 . Sales: Acquisition, Upsale, Ancillary
 . Order Processing
 . Product Inquiry
 . Third Party Verification
 . Customer Service
 . Pre- and Post Sales Support
 . Technical Support: Level 1 & 2 Software Support
 . Interactive Voice Response


  In July 1999, the Company opened an inbound call center facility in Brantford, Ontario, Canada. The Company currently operates inbound customer service centers in its Brantford, Ontario, Lansdowne and York, Pennsylvania, Delran, New Jersey, Largo, Florida, Sergeant Bluff, Iowa and Austin, Texas call center facilities. During fiscal 1999, the Company grew its inbound business in both the telecommunications and financial services industries. For fiscal 1999 and the fourth quarter of 1999, 10.1% and 27.0%, respectively, of the Company's telemarketing operations were inbound services.

The Company's Divisions

     Financial information relating to RMH's business segments and operations, both domestically and internationally, is provided in Note 10 of Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Insurance
---------

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

  As of September 30, 1999, the Company employed 210 insurance agents licensed to sell insurance in a total of 47 states. The Company's significant relationships in this industry include those with MMIG, AT&T, and JCPenney, which were responsible for 22.9%, 5.8%, and 11.7%, respectively, of the Company's revenues for fiscal 1999. The Company originated its relationship with MMIG over eleven years ago and originated its relationships with JCPenney and AT&T over eight years ago. In fiscal 1999, 1998 and 1997, 40.3%, 66.1% and 74.0%, respectively, of the Company's revenues were generated from services related to insurance products.

Financial Services
------------------

  The Company provides teleservices to several of the largest credit card issuers, banks and other financial and membership service institutions in the United States. The Company's services include customer account acquisition and retention programs, programs to sell credit card enhancement features such as higher credit limits, lower interest rates and lower fees and discounts on selected goods and services purchased through a variety of interest group clubs. The Company also cross-sells additional services such as home equity loans and related banking services. In fiscal 1999, 1998 and 1997, 46.9%, 31.6% and 12.7%, respectively, of the Company's revenues were generated from services related to financial services products.

Telecommunications
------------------


The Company provides a variety of teleservices for the nation's leading local, long-distance and wireless telecommunications companies. The Company continues to expect the demand for teleservices within the telecommunications industry to increase as the industry continues its deregulation and as the number of products (e.g., long distance, cellular, paging and "800" services) and call features (e.g., call waiting, caller identification and voice mail) increases. In fiscal 1999, 1998 and 1997, 12.8%, 2.3% and 13.3%, respectively, of the Company's revenues were generated from services related to telecommunications services.

     During fiscal 1999, the Company entered into an agreement with MCI Worldcom ("MCI") to provide third-party verification of its sales orders. Under the agreement, the Company provides third-party verification services to MCI at call centers in Iowa, Texas, and in Brantford, Ontario, Canada.

     In the second quarter of fiscal 1999, the Company entered into a three-way agreement with a long distance telecommunications provider and an independent teleservices company, which specializes in Asian language outbound teleservices. Under the agreement, the Company managed a call center on behalf of the independent teleservices company and managed an outbound telemarketing program outsourced by the long distance provider to the independent teleservices company. The Company was paid a fixed monthly fee to manage the call center, and was paid based on sales and residuals to manage the outbound telemarketing program. Subsequently, the original agreement was modified to a two-way agreement between the Company and the independent teleservices company under which the Company managed a call center on behalf of the independent teleservices company and was compensated on a monthly fixed fee basis.

Canadian Expansion

     On December 10, 1998, RMH Teleservices International Inc. ("RMHTI"), a wholly owned subsidiary, was incorporated in the Province of New Brunswick, Canada for the purpose of conducting the Company's business operations in Canada. In the second quarter of fiscal 1999, RMHTI entered into leases for premises in Oromocto, New Brunswick and Brantford, Ontario for new call centers. In the fourth quarter of fiscal 1999 RMHTI entered into a lease for premises in Saint John, New Brunswick. The call center in Oromocto, New Brunswick commenced operations in March 1999 with 200 seats, and by July 31, 1999 was expanded to 313 seats. The call center in Brantford, Ontario began initial operations in July 1999 with 250 seats. The call center in Saint John, New Brunswick commenced operations in August 1999 with 144 seats. RMHTI has received financial incentives from the Canadian provincial governments of Ontario and New Brunswick totaling $2.2 million and expects to receive an additional $2.2 million over the next three years. These incentives offset various start-up, payroll and operating costs associated with the new Canadian call centers. In the second, third and fourth quarters of fiscal 1999, the Company incurred start-up and payroll costs associated with these three new call centers totaling $550,000, $522,000 and $855,000 respectively, which were offset against the financial incentives received from the Canadian provincial governments of Ontario and New Brunswick. The remaining amounts are primarily being amortized against payroll costs over the next three years.

The Company's Internet Joint Venture

     The Company has entered into a joint venture with Advanta Partners to create a new entity called 365biz.com LP. RMH owns a 49.5% interest in the venture. 365biz.com will provide Web design, hosting and membership services to small and medium sized businesses. Additionally, 365biz.com will provide a variety of online options and features including Internet access, e-mail
accounts, search engine posting and e-commerce related services.   The venture
was launched in response to the growing demand for flexible and inexpensive Web solutions. The Company is committed to provide the joint venture capital funding of $922,000, of which $466,000 has been provided as of September 30, 1999. The remaining commitment is expected to be paid in the year ending September 30, 2000. In addition, the Company will extend up to $1,000,000 of normal trade credit for services the Company is expected to provide to the joint venture.


The Company's Operations

Management
----------

  At the beginning of fiscal 1998 an executive search was undertaken for a Chief Executive Officer in anticipation of the expiration of the Founders' employment agreements in fiscal 1999. On August 13, 1998 the Board of Directors approved the employment of Mr. John A. Fellows as Chief Executive Officer. Concurrently the Board of Directors approved consulting agreements for the Founders, which expired on May 31, 1999. In February 1999, the Company hired Mr. Noah S. Asher as Executive Vice President and Chief Financial Officer, and Mr. Paul Burkitt as Senior Vice President of Sales and Marketing. In May 1999, the Company hired Mr. Paul Little as Senior Vice President of Human Resources.

Sales, Marketing and Account Management
---------------------------------------

  During fiscal 1999, the Company continued the national account sales program that was initiated in 1996. This program focuses its direct sales efforts on developing relationships with the leading users of call center services in its targeted industries. This initiative was reinforced by the addition of a Senior Vice President of Sales and Marketing in fiscal 1999 with extensive experience in the call center services industry. In support of this initiative, the Company will continue to market its services by attending trade shows, advertising in industry publications, responding to requests for proposals, pursuing client referrals and cross-selling to existing clients.

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

Personnel and Training
----------------------

     The Company emphasizes the recruitment, training and development of its inbound and outbound telephone service representatives ("TSRs"), which management believes enables the Company to increase productivity, reduce employee turnover and enhance the quality of its services. TSRs are selected through a three-step process that includes an initial telephone screening interview, followed by an in-person interview and extensive testing to gauge competence, suitability for call center services projects and integrity.

     Newly-hired TSRs receive an intensive three-day classroom training course that emphasizes modeling and role-playing as well as instruction on effective sales techniques, customer service and product knowledge. New TSRs are closely monitored for an initial two-week period and thereafter receive on-going coaching and training. As of September 30, 1999, the Company employed 210 licensed insurance agents specializing in the marketing of insurance-related products. These licensed agents receive continuing insurance-related education to comply with applicable state licensing requirements. To further assure the continuity and consistency of management practices, each call center has dedicated recruiting and training personnel who report directly to corporate management. The Company also provides significant on-going training to its supervisory and management personnel on coaching, counseling and total quality management techniques.

     The Company has developed an innovative compensation and performance recognition plan in order to motivate employees and reduce turnover. The Company generally attempts to target base TSR compensation at higher levels than is paid by other businesses competing for the same labor pool. In addition, the Company offers a benefits package, including health insurance, for qualifying full-time TSRs. For performance recognition, the Company pays cash bonuses to TSRs who achieve sales targets and quality benchmarks and also offers non-cash incentives and creative programs to improve performance and maintain morale. Although it is typical in the call center services industry for TSRs to be part-time employees, approximately 59% of the Company's TSRs are full-time employees (working at least 33 hours per week). The Company believes that its relatively high proportion of full-time employees provides a more stable workforce and reduces the Company's recruiting and training expenditures. As of September 30, 1999, the Company and RMHTI employed 5,489 persons, of whom more than 5,000 were TSRs. None of the Company's employees are represented by a labor union. The Company believes that it has good relationships with its employees.

 Quality Assurance
 -----------------

     The Company believes that its reputation for quality services is critical to acquiring and retaining clients. The Company is committed to the principles of total quality management in order to continuously improve its operational processes. The Company establishes both internal and external benchmarks as a means to measure continuous improvement. The Company measures the quality of its services on the basis of sales per hour, level of customer inquiries, call abandonment rates and other quality performance criteria. Quality assurance personnel monitor all TSRs on a frequent basis and provide coaching to TSRs based on such reviews in order to continually improve TSR performance and assure compliance with the Company's quality standards. Clients also participate in the monitoring process. Sales confirmations are digitally recorded with the customer's consent to ensure accuracy and to provide a record of each sale. Company personnel review all audio files for compliance with client specifications. In addition, audio files are selectively reviewed in order to provide additional coaching feedback to TSRs. The Company's information systems enable it to provide its clients with customized reports on the status of an on-going telemarketing campaign and can transmit information electronically to clients if desired. Access to this data enables the Company's clients to modify or enhance an on-going campaign in order to improve its effectiveness. Each Company call center has dedicated quality assurance personnel who provide on-going employee training and coaching to the center's TSRs.


 Technology
 ----------

     The Company was an early user of predictive dialing technology and was an early adopter of centralized management systems. The Company continues to invest strategically in proven systems and software technologies in order to enhance operational efficiency and maintain high quality services. These technologies reduce the cost per call and improve sales and customer service by providing the Company's TSRs and account management personnel with enhanced real-time access to customer and production information. As of September 30, 1999, the Company's management information systems department consisted of 60 technical professionals who maintain, upgrade and expand the Company's systems. The Company's call management and database systems have been designed to ensure quality service to its clients and to provide effective tools for the management of the Company's business.

     The Company uses UNIX-based predictive dialing systems at each outbound call center, which are linked via a wide-area network to network servers at the Company's corporate headquarters. The Company's call centers and network systems both use a flexible database architecture permitting the easy sharing of data among users of the system. As a result, the Company's scaleable systems can be configured to work cost-effectively at low and high volumes and permit the efficient addition of capacity. The Company's inbound call centers utilize contemporary call processing systems which take advantage of the current "state-of-the-art" technology in this industry sector for automated call distribution, staff scheduling and call routing. These platforms are the foundation of the Company's growth into the multiple channel, customer service outsourcing environment.

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


Certain Customer Relationships

     The Company is dependent on several large customers for a significant portion of its revenues. BrandDirect Marketing Inc., Mass Marketing Insurance Group and JCPenney Insurance Company Ltd. accounted for 33.7%, 22.9% and 11.7%, respectively, of the Company's revenues for the year ended September 30, 1999. The loss of or diminution in business from one or more of these customers without a corresponding increase in business from other customers could have a material adverse effect on the Company's business.


Competition

     The teleservices industry is intensely competitive and the Company's principal competition in its primary markets comes from large teleservices organizations, including APAC TeleServices, Inc., ICT Group, Inc. and SITEL Corporation, to name a few. In addition, the Company competes with the in-house telemarketing operations of many of its clients or potential clients. The Company also competes with direct mail, television, radio and other advertising media, as well as emerging direct marketing channels, such as interactive shopping and data collection through the television, the Internet and other media.

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

     Most states have enacted statutes similar to the FTC Act prohibiting unfair or deceptive acts and practices. For example, telephone sales in certain states are not final until a written contract is delivered to and signed by the buyer, and such a contract often may be canceled within three business days. At least one state also prohibits telemarketers from requiring credit card payment, and several other states require certain telemarketers to obtain licenses, post bonds or submit sales scripts to the state's attorney general. Under these general enabling statutes, depending on the willfulness and severity of the violation, penalties can include imprisonment, fines and a range of equitable remedies such as consumer redress or the posting of bonds before continuing in business. Additionally, some states have enacted laws and others are considering enacting laws targeted directly at telemarketing practices. Some examples include laws regulating electronic monitoring of telephone calls and laws prohibiting any interference by telemarketers with caller I.D. devices. Most of these statutes allow a private right of action for the recovery of damages or provide for enforcement by state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys' fees. There can be no assurance that any such laws, if enacted, will not adversely affect or limit the Company's current or future operations.

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

     The Company also leases all of the facilities used in its call center operations. The Company believes that its existing facilities are suitable and adequate for its current operations, but additional facilities will be required to support growth. As of November 30, 1999, the Company operated the following call centers.


                                                                             Date of
                                             Date of          Initial      Most Recent     Current
Location                               Opening/Acquisition  Workstations    Expansion    Workstations
--------                               -------------------  ------------  -------------  ------------
Ardmore, PA(1)........................ March 1985                     15  November 1996           112
Lansdowne, PA(2)...................... October 1990                   80  November 1996           120
Pleasantville, NJ..................... November 1992                  64  February 1996            96
Scranton, PA.......................... July 1993                      64  May 1996                 88
Wilkes-Barre, PA...................... April 1994                     64  March 1996               88
Reading, PA........................... February 1995                  64  July 1999               107
Ocean Township, NJ.................... November 1995                  80  November 1996            96
Allentown, PA......................... April 1996                     80  June 1997               106
Harrisburg, PA........................ October 1996                   80  March 1997               96
Delran, NJ (3)........................ March 1997                    100  June 1998               304
York, PA (4).......................... June 1997                      80  May 1998                184
Ewing Township, NJ.................... July 1998                      64  May 1999                220
Largo, FL (5)......................... October 1998                   96  N/A                      96
Oromocto, New Brunswick............... March 1999                    200  June 1999               313
Brantford, Ontario.................... July 1999                     250  October 1999            380
Sergeant Bluff, IA.................... August 1999                   120  N/A                     120
Austin, TX............................ August 1999                    96  N/A                      96
Colorado Springs, CO (6).............. August 1999                   126  N/A                       -
St. John, New Brunswick............... August 1999                   144  N/A                     144
                                                                                                -----
                                                                          TOTAL                 2,766
                                                                                                =====

(1) Facilities transferred from Wynnewood, PA (the original headquarters) to Bryn Mawr in September 1995 and to Ardmore in August 1999.
(2)  Includes a 24-seat inbound capability.
(3)  Includes a 70-seat inbound capability.
(4)  Includes a 40-seat inbound capability.
(5)  Includes a 24-seat inbound capability.
(6)  Facility closed and capacity shifted to Brantford, Ontario in October 1999.

     The Company believes that suitable additional or alternative space will be available as needed on commercially reasonable terms.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     Not Applicable.

Executive Officers and other Key Management of the Company

     The executive officers and other key management of the Company are as follows:


Name                                        Age  Position
----                                        ---  --------
John A. Fellows............................  35  Director and Chief Executive Officer
Noah S. Ashera.............................  37  Chief Financial Officer & Executive Vice President
Robert M. Berwanger .......................  43  Chief Operating Officer & Executive Vice President
Michael J. Scharff.........................  53  Executive Vice President
Paul J. Burkitt............................  38  Senior Vice President of Sales and Marketing
Paul W. Little.............................  37  Senior Vice President of Human Resources

John A. Fellows joined the Company as Chief Executive Officer in September 1998 and was elected to the Board of Directors in December 1998. Prior to joining the Company, Mr. Fellows was President of Telequest Teleservices ("Telequest"), an Arlington, Texas based teleservices company, from April 1997 to August 1998. While President of Telequest, Mr. Fellows had responsibility for a business with ten call centers and was involved in the refocusing of Telequest's historical product offerings, including the inbound portfolio of its teleservices business. From April 1993 to April 1997, Mr. Fellows was employed by Paging Network, Inc. ("PageNet"). During his four-year tenure with PageNet, Mr. Fellows served as Vice President and General Manager. Before joining PageNet, Mr. Fellows held various management positions at Pepsico, Inc. Under his leadership, RMH has significantly increased its client base in the telecommunications and financial services sectors and enhanced its service offerings in the insurance sector. As a result, inbound revenues have increased dramatically during the past year and represent over 25% of RMH's total revenues for the 4th quarter of fiscal 1999. Mr. Fellows earned his Bachelor of Science from Texas A&M University and received his Masters in Business Administration from Loyola College.

Noah S. Asher joined RMH in February 1999 as Executive Vice President and Chief Financial Officer. Mr. Asher was employed with Bell Atlantic's International Wireless Division from March 1995 to February 1999, where he served in several capacities in the United States and Mexico, including Chief Financial Officer from 1995 to 1996 and Vice President of Latin American Operations from 1996 to 1999. From 1989 to 1995, Mr. Asher served in various financial positions with Scott Paper Company in Mexico, Europe and the United States. Mr. Asher served as an auditor with Coopers & Lybrand from 1984 to 1987. Mr. Asher earned his Bachelor of Science in Economics and his Masters of Business Administration from The Wharton School of Business and holds a Masters of Arts degree in International Relations from the University of Pennsylvania's Lauder Institute.

Robert M. Berwanger joined the Company in 1997, bringing 14 years experience in the industry from AT&T Solutions Customer Care. His experience with AT&T included building and managing large call center operations, establishing and maintaining customer relationships with Fortune 500 companies, deploying leading edge technology, developing new business and managing profitability. As Director of New Business Development of AT&T Solutions Customer Care he lead a large inbound and outbound telemarketing business unit and also developed a broad background including experience in mutual fund processing, stock transfer services, employee benefits delivery services and direct mail. Mr. Berwanger earned his Bachelor of Science in Finance from The Ohio State University and his Masters in Business Administration from the University of North Florida. Mr. Berwanger oversees all aspects of the companies operations including recruiting, training, account management, call center operations, data processing and quality assurance.

Michael J. Scharff joined the Company in 1988 as the Company's Controller. He continued to expand his role and became Vice President of Finance and Treasurer in 1994. Mr. Scharff was named Senior Vice President of Finance and Chief Financial Officer in 1995 and was heavily involved in the Company's Initial Public Offering in 1996. Over the years, Mr. Scharff has headed the IT group, human resource function, facilities and purchasing. In 1996, Mr. Scharff became Executive Vice President of the Company and currently is responsible for site selection and call center expansion as well as facilities and purchasing. Prior to joining RMH, Mr. Scharff served as the President of Audobon Automotive Supply, an automotive parts distributor. Mr. Scharff was also a divisional controller of Safeguard Business Systems from 1979 to 1984.

Paul J. Burkitt joined RMH in 1999 as Senior Vice President of Sales and Marketing. Mr. Burkitt's career includes more than 16 years of management experience in sales and marketing, as well as extensive experience in the teleservices industry at the executive level. His experience includes strategic planning, development of marketing strategies, process improvement and new business development. From April 1997 to February 1999, Mr. Burkitt served as Vice President, Business Development for Tokai Financial, a $1.8 billion financial leasing company. In this capacity, he had full responsibility for the company's sales and marketing efforts. From August 1994 to March 1997 Mr. Burkitt worked for Telespectrum World Wide as Executive Vice President of Sales and Marketing. Mr. Burkitt earned his Bachelor of Science in Finance and Economics in 1983 from Western Maryland College. Mr. Burkitt is responsible for RMH's overall sales and marketing efforts.


Mr. Paul Little joined RMH Teleservices in May, 1999 as the Senior Vice President of Human Resources. Mr. Little brings to RMH over 14 years of corporate human resources experience in high growth service organizations. From June 1990 to May 1999, Mr. Little served as Director of Human Resources of Paging Network, Inc., a $1.0 billion wireless messaging company. His experience includes an extensive background in corporate human resources, senior level recruiting and retention as well as international experience. Mr. Little earned his Bachelor of Business Administration from the University of North Texas and will receive his MBA from Southern Methodist University in May, 2000. Mr. Little is responsible for RMH's overall human resource direction.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         -------------------------------------------------
         SHAREHOLDER MATTERS
         -------------------

     The Company completed the Initial Public Offering on September 18, 1996 selling 3,220,000 shares of its Common Stock at a price of $12.50 per share. Since the Initial Public Offering, the Company's Common Stock has been quoted on the Nasdaq National Market under the symbol "RMHT." Prior to the Initial Public Offering, the Common Stock was not listed or quoted on any organized market system. The following table sets forth for the periods indicated the high and low closing sale prices of the Common Stock as reported on the Nasdaq National Market during the fiscal years ended September 30, 1998 and 1999.

                                                                                         HIGH    LOW
                                                                                        ------  ------

     First Fiscal Quarter of 1998.....................................................   $8.88   $4.75
     Second Fiscal Quarter of 1998....................................................    6.25    3.44
     Third Fiscal Quarter of 1998.....................................................    4.38    3.25
     Fourth Fiscal Quarter of 1998....................................................    3.38    1.63
     First Fiscal Quarter of 1999 ....................................................    2.50    1.38
     Second Fiscal Quarter of 1999 ...................................................    2.31    1.94
     Third Fiscal Quarter of 1999 ....................................................    4.25    1.88
     Fourth Fiscal Quarter of 1999 ...................................................    5.97    3.75

     As of December 10, 1999, there were approximately 46 shareholders of record of the Common Stock, which excludes shareholders whose shares are held in nominee or "street" name by brokers. The Company has not declared dividends on the Common Stock during the past two fiscal years. The Company currently intends to retain future earnings to finance its growth and development and therefore does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's credit facilities restrict the payment of cash dividends by the Company. Payment of any future dividends will depend upon the future earnings and capital requirements of the Company and other factors that the Board of Directors consider appropriate. On September 2, 1999, warrants to purchase 142,105 shares of common stock at $0.01 each were exercised at the market price of $5.50 each, resulting in the Company issuing an additional 141,846 shares of common stock.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Financial Statements of the Company and notes thereto included elsewhere in this Report.



                                                                          For The Year Ended September 30
                                                                    --------------------------------------------
                                                                     1999     1998     1997      1996      1995
                                                                    -------  -------  -------  --------  --------
                                                                        (in thousands, except per share data)
Statement of Operations Data:
Revenues..........................................................  $80,318  $52,434  $45,937  $32,316   $25,545
                                                                    -------  -------  -------  -------   -------
Operating expenses
   Cost of services...............................................   60,637   39,646   31,749   22,212    18,210
   Selling, general and administrative (1)........................   17,383   12,461    9,469    6,669     5,312
   Special bonuses (2)............................................      ---      ---      ---    6,087       ---
                                                                    -------  -------  -------  -------   -------
      Total operating expenses....................................   78,020   52,107   41,218   34,968    23,522
                                                                    -------  -------  -------  -------   -------
      Operating income (loss).....................................    2,298      327    4,719   (2,652)    2,023
Equity in losses of joint venture.................................       88      ---      ---      ---       ---
Interest income (expense), net (3)................................      285      541      473   (1,893)     (261)
                                                                    -------  -------  -------  -------   -------
      Income (loss) before income taxes (benefit) and
       extraordinary item.........................................    2,495      868    5,192   (4,545)    1,762
Income taxes (benefit) (4)........................................      936      364    1,825   (1,222)       21
                                                                    -------  -------  -------  -------   -------
      Income (loss) before extraordinary item.....................    1,559      504    3,367   (3,323)    1,741
                                                                    -------  -------  -------  -------   -------
Extraordinary item, net of tax benefit (5)........................      ---      ---      ---      582       ---
                                                                    -------  -------  -------  -------   -------
Net income (loss).................................................    1,559      504    3,367   (3,905)    1,741
Preferred stock dividends.........................................      ---      ---      ---      308       ---
                                                                    -------  -------  -------  -------   -------
Net income (loss) available to Common
   shareholders (4)...............................................  $  1559  $   504  $ 3,367  $(4,213)  $ 1,741
                                                                    =======  =======  =======  =======   =======

Basic Income (Loss) Per Common Share:
   Income (loss) before extraordinary item........................  $   .19  $   .06  $   .41  $  (.47)  $   .17
   Extraordinary item.............................................      ---      ---      ---     (.08)      ---
                                                                    =======  -------  =======  =======   =======
 Basic Income (loss) per Common share.............................  $   .19  $   .06  $   .41  $  (.55)  $   .17
                                                                    =======  =======  =======  =======   =======
Diluted Income (Loss) Per Common Share:
   Income (loss) before extraordinary item........................  $   .19  $   .06  $   .41  $  (.47)  $   .17
Extraordinary item................................................      ---      ---      ---  $  (.08)      ---
                                                                    -------  -------  -------  -------   -------
   Diluted income (loss) per Common share.........................  $   .19  $   .06  $   .41  $  (.55)  $   .17
                                                                    =======  =======  =======  =======   =======

                                                                                    September 30
                                                                    ---------------------------------------------
                                                                       1999     1998     1997     1996      1995
                                                                    -------  -------  -------  -------   -------
                                                                                   (in thousands)
Balance Sheet Data:
Working capital                                                     $16,531  $18,162  $17,384  $12,899   $ 1,061
Total assets                                                         39,395   27,335   25,286   22,555     8,757
Long-term debt, less current maturities                                 ---      ---      ---      ---       592
Capitalized lease obligations, less current maturities                  ---      ---      ---        2       436
Loans payable to shareholders                                           ---      ---      ---      ---       133
Shareholders' equity                                                 23,788   22,187   21,683   18,315     3,668

(1) Selling, general and administrative expenses include Founders' compensation of $141,000, $415,000, $400,000, $598,000 and $766,000 for fiscal 1999,
     1998, 1997, 1996 and 1995, respectively.
(2) Special bonuses in fiscal 1996 are bonuses and related payroll taxes in the amount of $6,087,000 paid to the Founders. Pursuant to employment contracts entered into and effective in May 1996, the Founders' compensation was fixed at a combined base amount of $400,000 per year for three years (subject to annual adjustment based on the inflation rate), plus a discretionary bonus which was not expected to exceed 20% of base compensation. On August 14, 1998, the Founders entered into consulting agreements with the Company which replaced the aforementioned employment contracts. The agreements commenced on September 9, 1998 and expired on May 31, 1999. The agreements required annual base payments of $104,000 to each of the Founders.
(3) In fiscal 1996 interest expense includes a one-time charge of $1,177,000 relating to interest expense on a Founders' note.
(4) Prior to fiscal 1996, the Company operated as an S Corporation for income tax purposes. In connection with the Recapitalization, the S Corporation status was terminated.
(5) The $582,000 extraordinary expense, net of an income tax benefit, represents the write-off of certain deferred financing costs associated with the early extinguishment of bank indebtedness.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

Safe Harbor For Forward Looking Statements

     The following discussion of the Company's historical results of operations and its liquidity and capital resources should be read in conjunction with "Selected Financial Information" and the Financial Statements of the Company and Notes thereto appearing elsewhere in this document.

     From time-to-time, the Company may publish statements which are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provided a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to: (i) reliance on principal client relationships in the insurance and financial services industry; (ii) fluctuations in quarterly results of operations due to the timing of clients' telemarketing campaigns, the timing of opening of new call centers and expansion of existing call centers and changes in competitive conditions affecting the telemarketing industry; (iii) difficulties of managing growth profitably; (iv) dependence on the services of the Company's executive officers and other key operations and technical personnel; (v) changes in the availability of qualified employees (vi) performance of its automated call-processing systems and other technological factors; (vii) the impact of Year 2000 issues on the Company; (viii) reliance on independent long-distance companies; (ix) changes in government regulations affecting the teleservices and telecommunications industries; (x) competition from other outside providers of teleservices and in-house telemarketing operations of existing and potential clients; (xi) competition from providers of other marketing formats, such as existing formats such as direct mail and emerging strategies such as interactive shopping and marketing over the Internet; and (xii) expected revenues and expenses of RMH's joint venture, 365biz.com.LP.

Results of Operations

     The following table sets forth statements of operations and other data as a percentage of revenues from services provided by the Company for the periods indicated:


                                               For The Year Ended September 30
                                              ----------------------------------
                                                 1999        1998        1997
                                              ----------  ----------  ----------
Revenues                                          100.0%      100.0%      100.0%
                                                  -----       -----       -----
Operating expenses:
   Cost of services                                75.5        75.6        69.1
   Selling, general and administrative (1)         21.6        23.8        20.6
                                                  -----       -----       -----
             Total operating expenses              97.1        99.4        89.7
                                                  -----       -----       -----
      Operating income (loss)                       2.9         0.6        10.3
 Equity in losses of joint venture                  0.1         ---         ---
Interest income, net                                0.3         1.1         1.0
                                                  -----       -----       -----
      Income before income taxes                    3.1         1.7        11.3
Income taxes                                        1.2         0.7         4.0
                                                              -----       -----
Net income                                          1.9%        1.0%        7.3%
                                                  =====       =====       =====

(1) Compensation to Founders represents approximately 0.2%, 0.8%, and 0.9% of revenues for fiscal 1999, fiscal 1998 and fiscal 1997, respectively.

Fiscal Year Ended September 30, 1999 Compared to Fiscal Year Ended September 30, 1998

     Revenues. Revenues increased to $80.3 million in fiscal 1999 from $52.4 million in fiscal 1998, an increase of $27.9 million or 53.2%. Of such increase in revenues, approximately $16.5 million was attributable to net increased calling volumes from existing clients, $10.0 million to new clients in the telecommunications industry and $1.4 million to new clients in the financial services industry.

     Cost of Services. Cost of services includes costs incurred at the Company's call centers including direct labor, benefits, telecommunication costs, rents and depreciation of plant and equipment. Cost of services increased to $60.6 million in fiscal 1999 from $39.6 million in fiscal 1998. As a percentage of revenues, cost of services decreased to 75.5% in fiscal 1999 from 75.6% in fiscal 1998. The decrease during fiscal 1999 was the result of relocating a portion of the Company's business to lower labor cost regions offset by pricing pressures incurred together with opening several new call centers and increasing capacity in two other call centers which operated at less than full capacity during fiscal 1999. The Company anticipates that cost of services, as a percentage of revenues, may increase during the next year to the degree that large volume opportunities warrant the Company offering appropriate pricing discounts, to the extent that the Company requires a longer period of time to generate acceptable levels of utilization at its new call centers, and/or the Company experiences upward pressures on hourly wages as a result of tighter or more competitive labor markets.

     Selling, General, and Administrative. Selling, general and administrative expenses increased to $17.4 million in fiscal 1999 from $12.5 million in fiscal 1998. As a percentage of revenues, selling, general and administrative expenses decreased to 21.6% in fiscal 1999 from 23.8% in fiscal 1998. The dollar increase was primarily the result of increasing staffing and operating costs required to support both the growth in the Company's revenues and the on-going requirements of its customers with respect to technology and programming requirements.

     Equity in Losses of Joint Venture. This reflects the Company's portion of the losses of its startup internet joint venture, 365biz.com LP under the equity method of accounting. The company anticipates the joint venture to continue to experience operating losses for the foreseeable future.

     Interest Income, net. Interest income net of interest expense was $285,000 and $541,000 for fiscal 1999 and 1998, respectively, and was earned by investing the remaining proceeds of the Company's Initial Public Offering in short term investments.

     Income Tax Expense. Income tax expense was $936,000 and $364,000 for fiscal 1999 and 1998, respectively, and represents income taxes based upon the Company's effective tax rate. This tax rate is reflective of both the federal tax rate in effect and those state tax rates in effect where the Company does business.


Fiscal Year Ended September 30, 1998 Compared to Fiscal Year Ended September 30, 1997

     Revenues. Revenues increased to $52.4 million in fiscal 1998 from $45.9 million in fiscal 1997, an increase of $6.5 million or 14.1%. Of such increase in revenues, approximately $9.8 million was attributable to increased calling volumes from existing clients, $4.2 million to new clients in the financial services industry and $0.6 million to new clients in other industries, which together offset any decreases in revenues from other existing clients. To meet the demands of increased call volumes, the Company added a total of 342 workstations during fiscal 1998, at one new call center in Ewing Township, New Jersey, and expanded capacity in two existing call centers by 308 workstations.

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

     Selling, General and Administrative. Selling, general and administrative expenses increased to $12.5 million in fiscal 1998 from $9.5 million in fiscal 1997. As a percentage of revenues, selling, general and administrative expenses increased to 23.8% in fiscal 1998 from 20.6% in fiscal 1997. The dollar increase was primarily the result of increasing staffing and operating costs required to support both the growth in the Company's revenues and the on-going requirements of its customers with respect to technology and programming requirements.

     Interest Income, net. Interest income net of interest expense was $541,000 and $473,000 for fiscal 1998 and 1997, respectively, and was earned by investing the remaining proceeds of the Company's Initial Public Offering in short term investments.

     Income Tax Expense. Income tax expense was $364,000 and $1.8 million for fiscal 1998 and 1997, respectively, and represents income taxes based upon the Company's effective tax rate. This tax rate is reflective of both the federal tax rate in effect and those state tax rates in effect where the Company does business coupled with certain tax planning strategies implemented in fiscal 1996.

Liquidity and Capital Resources

     Historically, the Company's primary sources of liquidity have been cash flow from operations and borrowings under its credit and operating lease facilities. These funds, combined with borrowings under capitalized lease obligations, have provided the liquidity to finance the growth of the Company.

     On September 24, 1996, the Company completed the Initial Public Offering and raised net proceeds of approximately $37.4 million. The Company used approximately $27.9 million of these proceeds to repay all bank indebtedness, redeem outstanding Series B Preferred Stock and pay special bonuses. The remaining $9.5 million has been used for working capital and general corporate purposes.

     On March 21, 1997, the Company entered into a $4.0 million line of credit facility (the "Credit Facility") with PNC Bank (the "Bank"). The Credit Facility replaced the Company's former term loan and credit facility originated in conjunction with the Recapitalization. The Credit Facility originally expired on April 1, 1998, but was subsequently extended by the Bank.

     On September 28, 1999, the term of the Credit Facility was extended to September 30, 2000, subject to renewal, and the amount available under the Credit Facility was increased to $10.0 million. On November 24, 1999, the amount available under the Credit Facility was increased to $15.0 million. Outstanding balances bear interest at the Company's option at either the LIBOR rate plus 95 basis points or at the Bank's prime rate minus fifty basis points. The Credit Facility contains financial covenants and certain restrictions which among others, restrict the Company's ability to incur additional debt or dispose of its assets. As of September 30, 1999, the Company had $3.7 million outstanding on the Credit Facility.

     Under a separate agreement dated February 22, 1997, with PNC Leasing Corporation, the Company had up to $6.0 million available for purposes of leasing call center equipment. The $6.0 million commitment expired on April 1, 1998, and required that such leases meet the accounting definition of an operating lease with rent to be paid over a period not to exceed sixty months. Under this agreement, the Company entered into operating leases for equipment with an aggregate total cost of $4.1 million.

     Under a separate agreement dated March 10, 1998, with PNC Leasing Corporation, the Company established an additional lease facility of $6.0 million available for purposes of leasing call center equipment. The $6.0 million commitment expired on April 1, 1999, and required that such leases meet the accounting definition of an operating lease with rent to be paid over a period not to exceed sixty months. Under this agreement, the Company entered into operating leases for equipment with an aggregate total cost of $5.5 million.

     Under a separate agreement dated May 28, 1999, with PNC Leasing Corporation, the Company established an additional lease facility of $8.0 million available for purposes of leasing call center equipment. This commitment was subsequently reduced to $5.0 million simultaneously with the September 1999 increase in the Credit Facility from $4.0 million to $10.0 million. The $5.0 million commitment expires on September 30, 2000 and requires that such leases meet the accounting definition of an operating lease with rent to be paid over a period not to exceed sixty months. Under this agreement, as of September 30, 1999, the Company has entered into operating leases for equipment with an aggregate total cost of $1.7 million.

     In June 1999, RMHTI entered into an agreement with GATX Technology Finance Inc. for a $5.0 million CDN lease facility. Under the terms of this lease facility, leases must meet the accounting definition of an operating lease with rent to be paid over a period not to exceed sixty months. Under this agreement, as of September 30, 1999, the Company has entered into operating leases for equipment with an aggregate total cost of $3.7 million CDN.

     Cash used in operating activities was approximately $11.7 million in fiscal 1999 and cash provided by operations was $144,000 for fiscal 1998. The reduction in cash provided by operations was the result of an increase in accounts receivable offset by an increase in net income and accrued expenses.

     The Company's teleservices operations will continue to require significant capital expenditures. Capital expenditures, were $2.2 million in fiscal 1999, $1.2 million in fiscal 1998 and $1.1 million in fiscal 1997. The Company expects to spend approximately $7.0 million on capital expenditures in fiscal 2000, primarily for the enhancement of technology used throughout its call
center operations and additional call center expansion.   However, in
conjunction with such expenditures, the Company is evaluating whether to lease or buy such assets and may decide to enter into operating leases for their acquisition. In addition, the Company expects to invest an additional $1.5 million in the Company's internet joint venture and, as required under a certain customer contract.

     The Company believes that funds generated from operations, together with the available credit under the Credit Facility and the lease lines of credit will be sufficient to finance its current operations and planned capital expenditures at least through fiscal 2000.

Quarterly Results of Operations

     The following table sets forth statement of operations data for each of the four quarters of fiscal 1998 and 1999, as well as such data expressed as a percentage of revenues. This quarterly information is unaudited, but has been prepared on a basis consistent with the audited Financial Statements of the Company presented elsewhere and, in the Company's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The results for any quarter are not necessarily indicative of results for any future period.

                                                                        Quarter Ended
                                      ----------------------------------------------------------------------------------
                                      Dec. 31   Mar. 31    June 30   Sept. 30   Dec. 31   Mar. 31    June 30   Sept. 30
                                        1997      1998      1998       1998       1998      1999      1999       1999
                                      --------  --------  ---------  ---------  --------  --------  ---------  ---------
                                                                    (amounts in thousands)

Revenues                              $12,247   $12,337    $13,212    $14,638   $15,837   $17,290    $20,627    $26,564
                                      -------   -------    -------    -------   -------   -------    -------    -------
Operating expenses:
 Cost of services                       8,983     9,313     10,155     11,195    11,950    13,144     15,585     19,958
 Selling, general and admin             2,564     3,612      3,052      3,233     3,583     3,663      4,411      5,726
                                      -------   -------    -------    -------   -------   -------    -------    -------
   Total operating expenses            11,547    12,925     13,207     14,428    15,533    16,807     19,996     25,684
                                      -------   -------    -------    -------   -------   -------    -------    -------
   Operating income  (loss)               700      (588)         5        210       304       483        631        880
Equity in losses of joint venture         ---       ---        ---        ---       ---       ---        ---         88
Interest income, net                      148       121        145        127       107        69         72         37
                                      -------   -------    -------    -------   -------   -------    -------    -------
   Income  (loss)  before  income
     taxes (benefit)                      848      (467)       150        337       411       552        703        829
Income taxes (benefit)                    305      (168)        54        173       154       207        264        311
                                      -------   -------    -------    -------   -------   -------    -------    -------
Net income (loss)                     $   543   $  (299)   $    96    $   164   $   257   $   345    $   439    $   518
                                      =======   =======    =======    =======   =======   =======    =======    =======


                                                                        Quarter Ended
                                      ---------------------------------------------------------------------------------
                                       Dec. 31  Mar. 31    June 30   Sept. 30   Dec. 31    Mar. 31   June 30   Sept. 30
                                        1997     1998       1998       1998      1998      1999       1999       1999
                                      -------   -------    -------    -------   -------   -------    -------    -------
Revenues                                100.0%    100.0%     100.0%     100.0%    100.0%    100.0%     100.0%     100.0%
                                      -------   -------    -------    -------   -------   -------    -------    -------
Operating expenses:
  Cost of services                       73.3      75.5       76.9       76.5      75.5      76.0       75.5       75.1
  Selling, general and admin             21.0      29.3       23.1       22.1      22.6      21.2       21.4       21.6
                                      -------   -------    -------    -------   -------   -------    -------    -------
    Total operating expenses             94.3     104.8      100.0       98.6      98.1      97.2       96.9       96.7
                                      -------   -------    -------    -------   -------   -------    -------    -------
    Operating income  (loss)              5.7      (4.8)       0.0        1.4       1.9       2.8        3.1        3.3
Equity  in losses of joint venture        ---       ---        ---        ---       ---       ---        ---        0.3
Interest income, net                      1.2       1.0        1.1        0.9       0.7       0.4        0.3        0.1
                                      -------   -------    -------    -------   -------   -------    -------    -------
    Income  (loss)  before  income
      taxes (benefit)                     6.9      (3.8)       1.1        2.3       2.6       3.2        3.4        3.1
Income taxes (benefit)                    2.5     ( 1.4)       0.4        1.2       1.0       1.2        1.3        1.1
                                      -------   -------    -------    -------   -------   -------    -------    -------
Net income (loss)                         4.4%    (2.4)%       0.7%       1.1%      1.6%      2.0%       2.1%       2.0%
                                      =======   =======    =======    =======   =======   =======    =======    =======


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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137,
"Accounting for Derivative Investments and Hedging Activities".   Deferral of
the effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," which must be adopted by the Company in the year ending September 30, 2001, provides a comprehensive and consistent standard for the recognition and measurement of. As the Company does not currently hold derivative instruments or engage in hedging activities, the adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations.

     In April 1998, the American Institute of Certified Public Accounts issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", which is effective for fiscal years beginning after December 15, 1998 and provides guidance on the financial reporting of start-up activities and organization costs. It requires costs of start-up activities and organization costs to be charged to expense as incurred. SOP 98-5 is required to be adopted for the Company's fiscal year ending September 30, 2000. The adoption of this pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

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

The Company's Internal Systems. The Company has evaluated its infrastructure as it relates to information technology and has developed a plan to ensure its Year 2000 compliance. This plan includes, among other things, replacing certain systems with new internally developed Year 2000 compliant systems and upgrading the remaining software systems to be Year 2000 compliant. Year 2000 compliant upgrades to the Company's predictive dialing equipment have been installed in all call centers. These processes allow the Company to receive lead information, make and receive calls, and produce reports on compliant and non-compliant date formats. Modification and testing of all information and non-information systems was completed at the end of November 1999. The Company has replaced all non-compliant personal computer workstations.

  The Company is also in the process of evaluating its security systems, copiers and other non-information technology infrastructure in which non-compliant software or embedded microprocessors might exist. The Company believes that all material components in this infrastructure will be Year 2000 compliant by the end of the 1999 calendar year.

  Readiness of Third Parties. The Company has been advised by its third-party vendors and clients of their Year 2000 readiness and the extent to which their inability to be Year 2000 compliant will affect the Company. This process has included identifying vendors and defining the readiness of their products and services. The Company's primary focus as it relates to vendors is on those that support the teleservices platform and information technology platforms, followed by all others. The Company has completed its efforts to gather vendor compliance documentation. The Company's software has been modified to accept two-digit year or four-digit century inputs, and will be capable of creating output in either format as required by the client. Accordingly, the Company is prepared for either occurrence and does not believe that it will be adversely affected by its customers' readiness.

  Cost of Year 2000 Compliance. The Company has incurred minimal costs to date in addressing the Year 2000 issue. The Year 2000 evaluation, modification and testing that has been undertaken to date has not had a material effect on the Company's ability to deliver reports and other output on a timely basis. The Company currently expects that the total costs to become Year 2000 compliant will not exceed $600,000. Hardware costs to date have been approximately $300,000, software costs are projected to be approximately $250,000, and consulting and testing costs are projected to be approximately $50,000. New capital equipment, which the Company required, was either purchased or financed under the Company's new operating lease line. The remaining costs will be financed out of operating working capital.

  Risks Associated with the Year 2000. The extent of the Company's Year 2000 exposure, and the costs of achieving Year 2000 compliance are based on management's knowledge to date and its best estimates. The Company is not aware, at this time, of any internal or third-party vendor Year 2000 non-compliance that will not be corrected by the end of December 1999 and that will materially affect the Company. However, these estimates were derived using numerous assumptions, and some risks that the Company faces include: the failure of internal information systems; the failure of third parties to provide services, such as electricity and telecommunication services, and a slow down in clients' ability to make payments. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel, the ability to identify and correct all Year 2000 impacted areas, the ability of third-party vendors and clients to be Year 2000 compliant and other similar uncertainties.

  Contingency Plans. The Company believes that the most reasonably likely worst case scenario, other than the loss of telecommunications and power, is loss of the dialers, which will prevent the Company from generating revenue. It is reasonable to assume that some interruptions related to specific campaigns and applications may result. The Company has developed contingency plans to minimize any potential risk of year 2000 issues, including alternative power sources and redundancy in operational capabilities.


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

     As of September 30, 1999 the Company held no cash equivalents or marketable securities. The table below presents principal (or notional) amounts and related weighted average interest rates for the Company's investment portfolio as of September 30, 1998. All investments mature in one year or less.

                              Principal Amount   Fair Value
                              -----------------  -----------
                                       (In Thousands)
Assets
Cash equivalents:
     Variable rate                     $ 2,141       $2,141
     Average interest rate                5.26%        5.26%

Marketable securities:
     Fixed rate                          6,950        6,779
     Average interest rate                5.51%        5.51%
                                       -------       ------

Total investments                      $9,091*       $8,920
                                       =======       ======

*Includes $83,000 of unaccreted interest to be received at maturity.

     The Company has additional exposure to the risk of changes in interest rates as they relate to the Company's variable-rate line of credit. As of September 30, 1999, the Company had $3,700,000 outstanding under this line of credit. There were no borrowings outstanding as of September 30, 1998.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     Financial statements and supplementary financial information specified by this Item, together with the Reports of the Company's independent accountants thereon, are included in this Annual Report on Form 10-K on pages F-1 through F-25 below.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          -----------------------------------------------------------
          AND FINANCIAL DISCLOSURE
          ------------------------

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

     The information required by this Item with respect to the directors of the Company and with respect to Item 405 of Regulation S-K is incorporated herein by reference to the information set forth in the Registrant's Proxy Statement for the Annual Meeting of Shareholders (the "Proxy Statement"). The information required by this Item with respect to executive officers of the Company is furnished in a separate item captioned "Executive Officers and other Key Management of the Company" and included in Part I of this Annual Report on Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

     The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           ----------------------------------------------------
           MANAGEMENT
           ----------

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

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           ---------------------------------------------------------------

     (a) Documents filed as a part of this Report:


       (1)    Financial Statements.


                                                               Page
                                                               ----

              Report of Independent Accountants................ F-1
              Consolidated Balance Sheets...................... F-2
              Consolidated Statements of Operations............ F-3
              Consolidated Statements of Shareholders' Equity.. F-4
              Consolidated Statements of Cash Flows............ F-5
              Notes to Consolidated Financial Statements....... F-6

       (2) Financial Statement Schedules.

           Schedule II - Valuation & Qualifying Accounts for the Three Years Ended September 30, 1999


       Column A               Column B             Column C              Column D             Column E
-----------------------  -------------------  -------------------  --------------------  -------------------

                             Balance at            Additions                                 Balance at
                              Beginning           Charged to                                   End of
                              of Period             Expense           Deductions (1)           Period
                         -------------------  -------------------  --------------------  -------------------
Allowance for
doubtful accounts:
September 30, 1999                   $37,000             $113,000     $           -                 $150,000
September 30, 1998                   $37,000             $114,000             $114,000              $ 37,000
September 30, 1997                   $10,000             $ 27,000     $           -                 $ 37,000

(1) Represents accounts written off against the allowance.

       (3)    Exhibits

              See attached

     (b)  Reports on Form 8-K

              None

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RMH TELESERVICES, INC.



Dated:  December 27, 1999          By:    /s/ John A. Fellows
                                        ----------------------------------------
                                        John A. Fellows
                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                  Title                                         Date
----------                  -----                                         ----

   /s/ John A. Fellows      Chief Executive Officer and Director          December 27, 1999
--------------------------
       John A. Fellows      (Principal Executive Officer)

  /s/ Noah S. Asher         Executive Vive President and
--------------------------
       Noah S. Asher        Chief Financial Officer                       December 27, 1999
                            (Principal Financial and Accounting Officer)


   /s/ Herbert Kurtz        Chairman of the Board of Directors            December 27, 1999
--------------------------
        Herbert Kurtz

   /s/ Derek Lubner         Director                                      December 27, 1999
--------------------------
        Derek Lubner

   /s/ Gary Neems           Director                                      December 27, 1999
--------------------------
       Gary Neems

   /s/ Mitchell Hollin      Director                                      December 27, 1999
--------------------------
        Mitchell Hollin

   /s/ David P. Madigan     Director                                      December 27, 1999
--------------------------
        David P. Madigan

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

 10.3         Letter Agreement with PNC Bank, N.A., dated March 21, 1997 (incorporated by reference to the Company's Form 10-Q filed for the period ended March 31, 1997).

 *10.4        Third Amendment to Credit Agreement with PNC Bank, N.A., dated  November 24, 1999.

  10.5        Agreement:  Loan of CAN $2MM from the Province of New  Brunswick, Canada, dated March 31, 1999 (incorporated by reference to the Company's Form 10-Q filed for the period ended March 31, 1999).

  10.6        Agreement:  Loan forgiveness from the Province of New Brunswick, Canada, dated March 31, 1999 (incorporated by reference to the Company's Form 10-Q filed for the period ended March 31, 1999).

  10.7        Agreement:  Grant of CAN $1MM from the Province of Ontario, Canada, dated March 17, 1999 (incorporated by reference to the Company's Form 10-Q filed for the period ended March 31, 1999).

  10.8        $8.0 million Operating Lease Facility Agreement between RMH Teleservices, Inc. and PNC Leasing Corp. dated May 11,
              1999 (incorporated by reference to the Company's Form 10-Q filed for the period ended June 30, 1999).

  10.9        Addendum to Master Lease Agreement between RMH Teleservices, Inc. and PNC Leasing Corp dated May 28, 1999
              (incorporated by reference to the Company's Form 10-Q filed for the period ended June 30, 1999).

  10.10       First Amendment to Credit Agreement between RMH Teleservices, Inc., RMH Teleservices International Inc. and PNC
              Bank, N.A. dated May 28, 1999 (incorporated by reference to the Company's Form 10-Q filed for the period ended
              June 30, 1999).

  10.11       Master Lease Agreement between RMH Teleservices International Inc. and GATX Technology Finance Inc. dated June 1,
              1999 (incorporated by reference to the Company's Form 10-Q filed for the period ended June 30, 1999).

  10.12       Employment Agreement by and between the Company and John Fellows, dated August 14, 1998 (incorporated by reference to the Company's Form 10-K filed for the period ended September 30, 1998).

  10.13       Employment Agreement by and between the Company and Robert Berwanger, dated March 18, 1998 (incorporated by reference to the Company's Form 10-K filed for the period ended September 30, 1998).

  10.14       Employment Agreement by and between the Company and Michael Scharff, dated August 27, 1998 (incorporated by reference to the Company's Form 10-K filed for the period ended September 30, 1998).




  *10.15      Employment Agreement by and between the Company and Noah S. Asher, dated January 27, 1999.

  *10.16      Employment Agreement by and between the Company and Paul Burkitt, dated January 26, 1999.

   10.17      Consulting Agreement by and between the Company and Raymond J. Hansell, dated August 14, 1998 (incorporated by reference to the Company's Form 10-K filed for the period ended September 30, 1999).

   10.18      Consulting Agreement by and between the Company and MarySue Lucci, dated August 14, 1998 (incorporated by reference to the Company's Form 10-K filed for the period ended September 30, 1999).

   10.19      Exchange and Conversion Agreement among the Company, the Founders, Advanta Partners and Glengar dated as of July 2,
              1996 (incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-07501).

   10.20      Consulting Agreement between the Company and Advanta Partners dated August 20, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1, No. 333-07501).

   10.21      Agreement on Post-Closing Adjustments, among the Company, Advanta Partners, the Founders and Glengar dated August
              20, 1996 (incorporated by reference  to the Company's Registration Statement on Form S-1, No. 333-07501).

  *10.22      Limited Partnership Agreement of 365biz.com LP dated November 19, 1999.

      16      Letter regarding change in certifying accountant, dated July 2, 1996 (incorporated by reference to the Company's
              Registration Statement on Form S-1, File No. 333-07501).

     *21      Subsidiaries of the Registrant

   *23.1      Consent of Arthur Andersen LLP

   *27.1      Financial Data Schedule for year ended September 30, 1999.


                              *    Filed herewith

                    RMH TELESERVICES, INC. AND SUBSIDIARIES


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                           Page
                                                                          ------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                    F-1

CONSOLIDATED FINANCIAL STATEMENTS:
   Consolidated Balance Sheets - September 30, 1999 and 1998                F-2

   Consolidated Statements of Operations - For the Years
     Ended September 30, 1999, 1998 and 1997                                F-3

   Consolidated Statements of Shareholders' Equity - For the Years
     Ended September 30, 1999, 1998 and 1997                                F-4

   Consolidated Statements of Cash Flows - For the Years
     Ended September 30, 1999, 1998 and 1997                                F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-6

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To RMH Teleservices, Inc.:

We have audited the accompanying consolidated balance sheets of RMH Teleservices, Inc. (a Pennsylvania corporation) and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMH Teleservices, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts, is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                        /s/ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
   November 24, 1999

                    RMH TELESERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                                                     September 30
                                                                         ----------------------------------------
                                ASSETS                                          1999                1998
                                ------                                   -----------------   --------------------
CURRENT ASSETS:
   Cash and cash equivalents                                             $         696,000   $       4,179,000
   Marketable securities                                                                --           6,779,000
   Accounts receivable, net of allowance for doubtful accounts of
     $150,000 and $37,000, respectively                                         28,194,000          10,739,000
   Prepaid expenses and other current assets                                     3,248,000           1,463,000
                                                                         -----------------   -----------------
                  Total current assets                                          32,138,000          23,160,000

INVESTMENT IN JOINT VENTURE                                                        378,000                 --
                                                                         -----------------   -----------------

PROPERTY AND EQUIPMENT:
   Communications and computer equipment                                         7,859,000           7,571,000
   Computer software                                                               609,000             198,000
   Furniture and fixtures                                                        1,845,000           1,606,000
   Leasehold improvements                                                        1,988,000           1,155,000
                                                                         -----------------   -----------------
                                                                                12,301,000          10,530,000
   Less- Accumulated depreciation and amortization                              (8,123,000)         (6,483,000)
                                                                         -----------------   -----------------
                  Net property and equipment                                     4,178,000           4,047,000
                                                                         -----------------   -----------------
DEFERRED INCOME TAXES                                                               44,000                  --
                                                                         -----------------   -----------------
OTHER ASSETS                                                                     2,657,000             128,000
                                                                         -----------------   -----------------
                                                                         $      39,395,000   $      27,335,000


                                                                                        September 30
                                                                         -----------------------------------------
                 LIABILITIES AND SHAREHOLDERS' EQUITY                           1999                 1998
                 ------------------------------------                    -----------------   ---------------------
CURRENT LIABILITIES:
   Line of credit                                                        $       3,700,000   $              --
   Accounts payable                                                              2,326,000           1,423,000
   Income taxes payable                                                            614,000                  --
   Accrued expenses                                                              8,106,000           3,021,000
   Deferred income taxes                                                           861,000             554,000
                                                                         -----------------   -----------------
         Total current liabilities                                              15,607,000           4,998,000
                                                                         -----------------   -----------------

DEFERRED INCOME TAXES                                                                   --             150,000
                                                                         -----------------   -----------------
COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY:
   Preferred stock, $1 par value, 10,000,000 shares authorized, none
     issued and outstanding                                                             --
   Common stock, no par value, 20,000,000 shares authorized,                                                --
     8,361,846 and 8,120,000 shares issued and outstanding                      49,288,000          48,638,000
   Common stock warrant outstanding                                                     --             450,000
   Deferred compensation                                                          (158,000)                 --
   Accumulated deficit                                                         (25,342,000)        (26,901,000)
                                                                         -----------------   -----------------
         Total shareholders' equity                                             23,788,000          22,187,000
                                                                         -----------------   -----------------
                                                                         $      39,395,000   $      27,335,000


       The accompanying notes are an integral part of these statements.

                    RMH TELESERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                 For the Year Ended
                                                                                    September 30
                                                                ----------------------------------------------------
                                                                      1999              1998             1997
REVENUES                                                        $    80,318,000   $    52,434,000  $    45,937,000
                                                                ---------------   ---------------  ---------------
OPERATING EXPENSES:
   Cost of services                                                  60,637,000        39,646,000       31,749,000
   Selling, general and administrative                               17,383,000        12,461,000        9,469,000
                                                                ---------------   ---------------  ---------------
         Total operating expenses                                    78,020,000        52,107,000       41,218,000
                                                                ---------------   ---------------  ---------------
         Operating income                                             2,298,000           327,000        4,719,000

EQUITY IN LOSSES OF JOINT VENTURE                                        88,000                --               --

INTEREST INCOME, net                                                    285,000           541,000          473,000
                                                                ---------------   ---------------  ---------------
         Income before income taxes                                   2,495,000           868,000        5,192,000

INCOME TAXES                                                            936,000           364,000        1,825,000
                                                                ---------------   ---------------  ---------------
NET INCOME                                                      $     1,559,000   $       504,000  $     3,367,000
                                                                ---------------   ---------------  ---------------
BASIC INCOME PER COMMON SHARE                                   $           .19   $           .06  $           .41
                                                                ===============   ===============  ===============
SHARES USED IN COMPUTING BASIC INCOME PER COMMON SHARE                8,133,000         8,120,000        8,120,000
                                                                ===============   ===============  ===============
DILUTED INCOME  PER COMMON SHARE                                $           .19   $           .06  $           .41
                                                                ===============   ===============  ===============
SHARES USED IN COMPUTING DILUTED INCOME PER COMMON
   SHARE                                                              8,393,000         8,314,000        8,262,000
                                                                ===============   ===============  ===============


       The accompanying notes are an integral part of these statements.

                    RMH TELESERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY





                                                                            Common
                                                   Common Stock             Stock                                       Total
                                         -------------------------------   Warrant       Deferred      Accumulated    Shareholders'

                                            Shares          Amount       Outstanding   Compensation     Deficit         Equity
                                         -------------   --------------  -----------   ------------   -------------  -------------
BALANCE, SEPTEMBER 30, 1996              $   8,120,000    $  48,638,000  $    450,000  $         --   $ (30,772,000) $  18,316,000
   Net income                                       --               --            --            --       3,367,000      3,367,000
                                         --------------   -------------  ------------  ------------   -------------  -------------
BALANCE, SEPTEMBER 30, 1997                   8,120,000      48,638,000       450,000            --     (27,405,000)    21,683,000
   Net income                                        --              --            --            --         504,000        504,000
                                         --------------   -------------  ------------  ------------   -------------  -------------
BALANCE, SEPTEMBER 30, 1998                   8,120,000      48,638,000       450,000            --     (26,901,000)    22,187,000

   Conversion of warrant to Common
     stock                                      141,846         450,000      (450,000)           --              --             --
   Deferred compensation related to
     restricted stock issued to
     officer                                    100,000         200,000            --      (200,000)             --             --
   Amortization of deferred
     compensation                                    --              --            --        42,000              --         42,000
   Net income                                        --              --            --            --       1,559,000      1,559,000
                                          -------------   -------------  ------------  ------------   -------------  -------------
BALANCE, SEPTEMBER 30, 1999                   8,361,846   $  49,288,000  $         --  $   (158,000) $  (25,342,000) $  23,788,000
                                          =============   =============  ============  ============  ==============  =============


       The accompanying notes are an integral part of these statements.

                    RMH TELESERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                       For the Year Ended
                                                                                          September 30
                                                                        -----------------------------------------------
                                                                             1999            1998             1997
OPERATING ACTIVITIES:
   Net income                                                           $   1,559,000   $     504,000    $   3,367,000
   Adjustments to reconcile net income to net cash provided by (used
     in) operating activities-
       Amortization of deferred compensation                                   42,000              --               --
       Depreciation and amortization                                        1,640,000       1,624,000        1,439,000
       Deferred income taxes                                                  113,000          71,000        1,645,000
       Equity in losses of joint venture                                       88,000              --               --
       Changes in operating assets and liabilities--
         Accounts receivable                                              (17,455,000)     (2,813,000)      (2,377,000)
         Prepaid expenses and other current assets                         (1,785,000)       (708,000)        (427,000)
         Other assets                                                      (2,529,000)        (16,000)         (48,000)
         Accounts payable                                                     903,000         840,000       (1,099,000)
         Income taxes payable                                                 614,000              --               --
         Accrued expenses                                                   5,085,000         642,000          (30,000)
                                                                        -------------   -------------    -------------
           Net cash provided by (used in) operating activities            (11,725,000)        144,000        2,470,000
                                                                        -------------   -------------    -------------
INVESTING ACTIVITIES:
   Purchases and development of property and equipment                     (1,771,000)     (1,195,000)      (1,118,000)
   Purchases of marketable securities                                      (7,745,000)    (13,700,000)      (6,135,000)
   Maturities of marketable securities                                     14,524,000      12,056,000        1,000,000
   Investment in joint venture                                               (466,000)             --               --
                                                                        -------------   -------------    -------------

           Net cash provided by (used in) investing activities              4,542,000      (2,839,000)      (6,253,000)
                                                                        -------------   -------------    -------------
FINANCING ACTIVITIES:
   Net proceeds from line of credit                                         3,700,000              --               --
   Repayments on capitalized lease obligations                                     --          (8,000)         (40,000)
   Proceeds from refinanced equipment                                              --              --          658,000
                                                                        -------------   -------------    -------------
           Net cash provided by (used in) financing activities              3,700,000          (8,000)         618,000
                                                                        -------------   -------------    -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (3,483,000)     (2,703,000)      (3,165,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                4,179,000       6,882,000       10,047,000
                                                                        -------------   -------------    -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                  $     696,000   $   4,179,000    $   6,882,000
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

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1.  BACKGROUND:
    ----------
RMH Teleservices, Inc. and its subsidiaries (the "Company") provide outbound and inbound teleservices predominantly to major corporations in the insurance, financial services and telecommunications industries.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    ------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Teleservices Management Company, Teleservices Technology Company and RMH Teleservices International Inc. ("RMHTI"). All intercompany transactions have been eliminated.

Foreign Currency Translation
----------------------------

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," the assets and liabilities of the Company's foreign operations (RMHTI) are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are reflected as a separate component of shareholders' equity. The translation adjustment for the year ended September 30, 1999, the first year the Company had foreign operations, was not material, nor were the foreign currency translation gains and losses included in consolidated net income.

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

Supplemental Cash Flow Information
----------------------------------

For the years ended September 30, 1999 and 1997, the Company paid interest of $4,000 and $3,000, respectively. The Company did not pay interest expense during the year ended

September 30, 1998. For the years ended September 30, 1999, 1998 and 1997, the Company paid income taxes of $220,000, $180,000 and $103,000, respectively.

Fair Value of Financial Instruments
-----------------------------------

Management believes that the carrying amounts of the Company's financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued liabilities and the line of credit approximate fair value due to the short-term nature of those instruments. Management also believes that the carrying amount of marketable securities approximated fair value at September 30, 1998.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at September 30, 1999. Cash equivalents at September 30, 1998 consisted of $2,141,000 invested in domestic money market accounts.

The Company maintains cash accounts which at times may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant credit risks on its cash accounts.

Marketable Securities
---------------------

Investments in marketable securities are categorized as either trading, available-for-sale or held-to-maturity. There were no investments in marketable securities at September 30, 1999. At September 30, 1998, marketable securities consisted of corporate commercial paper with contractual maturities of less than one year, which were being held to maturity. The debt securities were stated at amortized cost.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Under the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes the costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized funding for the project, which it deems probable will be completed and used to perform the function intended. Capitalized costs include only i) external direct costs of materials and services consumed in developing or obtaining internal-use software, ii) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and
iii) interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Approximately $552,000 and $108,000 of payroll and payroll related costs associated with software developed for internal use were capitalized in the years ended September 30, 1999 and 1998, respectively. There were no payroll and payroll related costs associated with software developed for internal use capitalized in the year ended September 30, 1997.

Depreciation and amortization are provided over the estimated useful lives of the applicable assets using the straight-line method. The lives used are as follows:

        Communications equipment                      5-7 years
        Computer equipment                            5 years
        Computer software                             2-3 years
        Furniture and fixtures                        7 years
        Leasehold improvements                        Lesser of lease term or
                                                      useful life

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

As of September 30, 1999, deposits of $426,000 primarily on telecommunications and computer equipment were included in other current assets in the accompanying balance sheet. The Company plans to finance this equipment under its lease lines of credit (see Note 11) during the year ending September 30, 2000. As of September 30, 1998, the Company had deposits of $501,000 included in other current assets that were financed under its lease lines of credit during the year ended September 30, 1999.

Long-Lived Assets
-----------------

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from use of the assets is less than the carrying value. As of September 30, 1999, management has evaluated the Company's asset base, under the guidelines established by SFAS No. 121, and believes that no impairment has occurred.

Revenue Recognition
-------------------

The Company recognizes revenues on programs as services are performed, generally based on hours incurred.

Major Customers and Concentration of Credit Risk
------------------------------------------------

The Company is dependent on several large customers for a significant portion of its revenues. Three customers accounted for 33.7%, 22.9% and 11.7% of revenues for the year ended September 30, 1999. At September 30, 1999, these same three customers represented approximately $10,838,000, $3,663,000 and $2,095,000 of the Company's total accounts receivable balance. Advanta Partners LP ("Advanta Partners"), a shareholder that has board representation on the Board of Directors of the Company, is also a shareholder and has board representation on the customer that represented 33.7% of revenues for the year ended September 30, 1999. Three customers accounted for 43.7%, 15.9% and 10.8% of revenues for the year ended September 30, 1998. Two customers accounted for 51.6% and 15.5% of revenues for the year ended September 30, 1997. The loss of one or more of these customers could have a materially adverse effect on the Company's business.

The Company is affiliated with one of its customers based upon the customer's partial ownership of Advanta Partners. This customer represented 1.0%, 6.2% and 7.1% of revenues for the years ended September 30, 1999, 1998 and 1997, respectively. At September 30, 1999 and 1998, $205,000 and $978,000,
respectively, were due from this customer, and included in accounts receivable in the accompanying consolidated balance sheets.

For the years ended September 30, 1999, 1998 and 1997, revenues from customers within the insurance industry accounted for 40.3%, 66.1% and 74.0% of revenues, respectively, customers within the financial services industry accounted for 46.9% 31.6% and 12.7% of revenues, respectively, and customers within the telecommunications industry accounted for 12.8%, 2.3% and 13.3% of revenues, respectively.

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of the Company's customers. Three of the Company's customers are engaged in transactions with each other, and represent a single credit risk to the Company. The Company does not require collateral or other securities to support customer receivables. At September 30, 1999, the accounts receivable from the customers that represent a single credit risk were $7,334,000.

Advertising and Promotion
-------------------------

Costs associated with advertising and promotion are generally charged to expense when incurred. Advertising and promotion expense was $251,000, $131,000 and $182,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

Income Taxes
------------

The Company applies SFAS No. 109, "Accounting for Income Taxes," which requires the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences, measured by enacted tax rates, attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards, for years which taxes are expected to be paid or recovered.

Income per Common Share
-----------------------

The Company provides basic and diluted income per share data pursuant to SFAS No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted income per share. According to SFAS No. 128, basic income per share is calculated by dividing net income by the weighted average number of Common shares outstanding for the period. Diluted income per share reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options and warrants.

The following is a reconciliation of the numerators and denominators of the basic and diluted income per Common share computations.



                                                                        For the Year Ended September 30, 1999
                                                                -----------------------------------------------------
                                                                     Income              Shares            Per Share
                                                                  (Numerator)         (Denominator)         Amount
                                                                ----------------     ----------------   -------------
Basic income per Common share -
     Net income                                                 $      1,559,000            8,133,000   $         .19
                                                                                                        =============
Effect of dilutive securities -
     Stock warrants                                                           --              130,000
     Stock options                                                            --              108,000
     Restricted stock                                                         --               22,000
                                                                ----------------      ---------------
Diluted income per Common share -
     Net income and assumed conversions                         $      1,559,000            8,393,000   $         .19
                                                                ================      ===============   =============



                                                                        For the Year Ended September 30, 1998
                                                                ------------------------------------------------------
                                                                     Income              Shares            Per Share
                                                                  (Numerator)         (Denominator)         Amount
                                                                ----------------     ----------------   -------------
Basic income per Common share -
     Net income                                                 $        504,000            8,120,000   $         .06
                                                                                                        =============
Effect of dilutive securities -
     Stock warrants                                                           --              142,000
     Stock options                                                            --               52,000
                                                                ----------------     ----------------
Diluted income per Common share -
     Net income and assumed conversions                         $        504,000            8,314,000   $         .06
                                                                ================     ================   =============



                                                                        For the Year Ended September 30, 1997
                                                                -----------------------------------------------------
                                                                     Income              Shares           Per Share
                                                                  (Numerator)         (Denominator)         Amount
Basic income per Common share -
     Net income                                                 $      3,367,000            8,120,000   $         .41
                                                                                                        =============
Effect of dilutive securities -
     Stock warrants                                                           --              142,000
     Stock options                                                            --                   --
                                                                ----------------     ----------------
Diluted income per Common share -
     Net income and assumed conversions                         $      3,367,000            8,262,000   $         .41
                                                                ================     ================   =============


Options to purchase 444,000 shares of Common stock with an average exercise price per share of $3.47 were outstanding during the year ended September 30, 1999, but were not included in the computation of diluted income per Common share because the exercise prices of the options were greater than the average market price of the Common shares during the period. The options, which expire at various times through September 2009, were still outstanding as of September 30, 1999.

Options to purchase 4,700 and 245,210 shares of Common stock with an average exercise price of $12.50 and $12.28 were outstanding during the years ended September 30, 1998 and 1997, respectively, but were not included in the computation of diluted income per Common share because the exercise prices of the options were greater than the average market price of the Common shares during the periods. In addition, during the year ended September 30, 1998, the 100,000 shares of restricted stock to be awarded subsequent to September 30, 1998, were not included in the computation of diluted earnings per Common share as they would have been anti-dilutive.

New Accounting Pronouncements
-----------------------------

Effective with the year ended September 30, 1999, the Company was subject to the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. For the years ended September 30, 1999, 1998 and 1997, the Company's comprehensive income consists only of net income; therefore, there have been no changes in the display of the Company's consolidated financial statements.

Effective with the year ended September 30, 1999, the Company was subject to the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position but did affect the Company's disclosure of segment information (see Note 10).

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133," which must be adopted by the Company in the year ending September 30, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As the Company does not currently hold derivative instruments or engage in hedging activities, the adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations.

In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which is effective for fiscal years beginning after December 15, 1998 and provides guidance on the financial reporting of start-up activities and organization costs. It requires costs of start-up activities and organization costs to be charged to expense as incurred. SOP 98-5 is required to be adopted for the Company's fiscal year ending September 30, 2000. The adoption of this pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

3.  CUSTOMER CONTRACT:
    -----------------

In August 1999, the Company entered into a contract with a new customer to provide in-bound teleservices over a four-year period. In connection with the execution of this contract, the Company made a $2,000,000 upfront payment to the customer and is committed to making an additional $1,000,000 payment in the quarter ending December 31, 1999. The payment is refundable on a pro-rata basis over the contract term if the agreement is terminated. The payment is included in other noncurrent assets in the accompanying consolidated balance sheet as of September 30, 1999, and is being amortized to cost of services over the contract term. In addition, the Company is obligated to spend $800,000 for the development of a voice response unit application to be used in providing certain services to the customer. These development costs will be recorded in the year ending September 30, 2000 and the Company can recover such costs through billings to the customer based on usage of the system.


4.  CREDIT FACILITY:
    ---------------

On March 21, 1997, the Company entered into a credit facility with a bank (the "Credit Facility"), consisting of a line of credit. The Credit Facility was a $4,000,000 revolving line of credit that originally expired on April 1, 1998, but was subsequently extended. On September 28, 1999, and November 24, 1999, the Company entered into a second and third amendment, respectively, to the Credit Facility. The Credit Facility, as amended, provides for a $15,000,000 revolving line of credit. The amended Credit Facility expires September 30, 2000, subject to renewal. As of September 30, 1999, the Company had borrowings of $3,700,000 outstanding under the Credit Facility. During the year ended September 30, 1999, the maximum amount outstanding under the line of credit was $3,700,000 at a weighted average interest rate of 7.8%. There were no borrowings on the line of credit during the years ended September 30, 1998 and 1997. Borrowings bear interest at either a base rate, or euro-rate option, as selected by the Company, and is payable either monthly under the base rate option, or on the last day of the related euro-rate interest period. The Credit Facility is unsecured and provides for certain covenants. Such covenants, among other things, restrict the Company's ability to incur debt, pay dividends, or make capital expenditures and acquisitions. The Company is also subject to restrictive financial covenants, which include levels of tangible net worth and a ratio related to lease expense coverage.

The Company incurred $8,000 in interest expense under the Credit Facility for the year ended September 30, 1999. The Company did not incur interest expense under the Credit Facility for the years ended September 30, 1998 and 1997.

5.  ACCRUED EXPENSES:
    ----------------
                                                         September 30
                                                ------------------------------
                                                     1999            1998

       Payroll and related benefits             $   5,329,000   $   2,000,000
       Unearned grant reimbursements                1,122,000              --
       Telecommunications expense                   1,089,000         461,000
       Other                                          566,000         560,000
                                                -------------   -------------
                                                $   8,106,000   $   3,021,000
6.  SHAREHOLDERS' EQUITY:
    --------------------

Stock Option Plan
-----------------

In 1996, the Company established the 1996 Stock Incentive Plan (the "Plan"), which reserves 950,000 shares of Common stock for issuance in connection with a variety of awards including stock options, stock appreciation rights and restricted and unrestricted stock grants. The Plan is administered by a committee, which is comprised of two or more non-employee directors as designated by the Board of Directors. The committee determines the price and other terms upon which awards are made. The exercise price of incentive stock options may not be less than the fair market value of Common stock on the date of grant. As of September 30, 1999, 32,100 options are available for future grants.

Information relative to the Plan is as follows:



                                                                                         Weighted
                                                                                          Average
                                                                  Exercise Price       Exercise Price    Aggregate
                                                     Options        (Per Share)          (Per Share)      Proceeds
                                                    ---------     --------------       --------------  -------------
Balance as of September 30, 1996                      272,200      $      12.50        $      12.50    $   3,402,000
    Granted                                            13,100        7.00-12.50                8.32          109,000
    Exercised                                            --                --                 --              --
    Terminated                                        (30,180)            12.50               12.50         (377,000)
                                                   ----------      ------------        ------------    -------------
Balance as of September 30, 1997                      255,120        7.00-12.50               12.29        3,134,000
    Granted                                           779,600         2.44-4.13                3.55        2,767,000
    Exercised                                            --                --                 --              --
    Terminated                                       (440,420)       3.69-12.50                8.61       (3,792,000)
                                                   ----------      ------------        ------------    -------------
Balance as of September 30, 1998                      594,300        2.44-12.50                3.55        2,109,000
    Granted                                           381,250         1.41-5.56                2.35          897,000
    Exercised                                            --                --                 --              --
    Terminated                                        (57,650)       2.00-12.50                3.42         (197,000)
                                                   ----------      ------------        ------------    -------------
Balance as of September 30, 1999                      917,900     $ 1.41-$12.50        $       3.06    $   2,809,000
                                                   ==========     =============        ============    =============
Options exercisable as of September 30, 1999          129,273                          $       3.61
                                                   ==========                          ============


On March 12, 1998, the Company modified 248,820 options granted to certain employees during the years ended September 30, 1997 and 1996. The effect of this modification was to exchange the original options, of which 85,499 were vested, with a weighted average exercise price of $12.22 and a weighted average remaining contractual life of 8.5 years, with 521,100 new options with an exercise price of $3.69, which was the fair market value of Common stock on the date of the modification. The new options were not vested and will vest over four years and have a contractual term of ten years. The weighted average remaining contractual term of all options outstanding at September 30, 1999 is
8.9 years.

The following table summarizes information relating to the Plan at September 30, 1999 based upon each exercise price:


                                                                 Weighted                              Weighted
                                              Weighted            Average                               Average
                                               Average           Exercise                              Exercise
    Range of                Options           Remaining          Price of             Options          Price of
    Exercise            Outstanding at       Contractual       Outstanding        Exercisable at      Exercisable
     Prices              September 30,          Life              Options          September 30,        Options
   (Per Share)               1999              (Years)          (Per Share)            1999           (Per Share)
--------------          ---------------      -----------       ------------       ---------------    ------------
 $1.41 - $2.06             266,000              9.3            $      1.95                 --          $      --
 $2.44 - $2.94             147,000              9.2            $      2.60             20,000          $    2.44
 $3.69 - $5.56             502,200              8.5            $      3.74            107,613          $    3.69
        $12.50               2,700              7.0            $     12.50              1,660          $   12.50



The Company accounts for its option plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. SFAS No. 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the Plan. Had the Company recognized compensation cost for its stock option plan consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per Common share for the years ended September 30, 1999, 1998 and 1997 would have been as follows:



                                                                                  For the Year Ended
                                                                                     September 30
                                                                  -------------------------------------------------
                                                                        1999              1998             1997
                                                                  -------------     -------------    --------------
       Net income:
             As reported                                          $   1,559,000     $     504,000    $   3,367,000
                                                                  =============     =============    =============
             Pro forma                                            $   1,128,000     $      80,000    $   2,907,000
                                                                  =============     =============    =============
       Basic net income per Common share:
             As reported                                          $        .19      $         .06    $         .41
                                                                  =============     =============    =============
             Pro forma                                            $        .14      $         .01    $         .36
                                                                  =============     =============    =============
       Diluted net income per Common share:
             As reported                                          $        .19      $         .06    $         .41
                                                                  =============     =============    =============
             Pro forma                                            $        .13      $         .01    $         .35
                                                                  =============     =============    =============

The weighted average fair value of the stock options granted during the years ended September 30, 1999, 1998 and 1997 was $2.00, $2.75 and $3.89,
respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                         For the Year Ended
                                                            September 30
                                          ----------------------------------------------
                                               1999             1998            1997

       Risk-free interest rate                  5.4%             5.7%             7.0%
       Volatility                              85.0%            85.0%            60.0%
       Expected dividend yield                  0.0%             0.0%            0.0%
       Expected life                       7.0 years        7.0 years       7.5 years



Warrant
-------

In connection with a former credit agreement with a bank, the Company issued the bank a warrant to purchase 236,842 shares of Common stock for $.01 per share. The warrant was to expire on May 31, 2006, and was fully exercisable. The number of shares to be purchased upon exercise of the warrant was subject to reduction based on the timing of the Company's initial public offering, which occurred in September 1996, and was reduced to 142,105. For financial reporting purposes, the warrant was valued at $450,000 and was recorded as original issue discount on the related term loan.

In September 1999, the warrant was exercised through a cashless exercise by the bank as permitted by the original warrant agreement. Based upon the market price of the Common stock on the date of exercise, 141,846 shares of Common stock were issued to the bank.

Restricted Stock
----------------

In April 1999, the Company issued 100,000 shares of restricted Common stock that it had previously agreed to award to its Chief Executive Officer. The primary restriction is the officer's continued employment over the five-year period commencing on his original hire date, with the restriction lapsing on 20,000 shares per year on each anniversary of his hire date. The $200,000 value of the stock was established by the market price on the date of grant with deferred compensation recorded at that time. The deferred compensation is presented as a reduction of shareholders' equity in the accompanying consolidated balance sheet, and is being amortized over the restriction period.

7.  PROFIT SHARING PLAN:
    -------------------

The Company has a defined contribution savings plan available to substantially all employees under Section 401(k) of the Internal Revenue Code. Employee contributions are generally limited to 15% of compensation. On an annual basis, the Company may match a portion of the participating employee's contribution. The Company's contributions for the years ended September 30, 1999, 1998 and 1997 were $63,000, $51,000 and $36,000, respectively. Employees are fully vested in their contributions, while vesting in the Company's contributions occurs ratably over seven years beginning in year three.

8.   JOINT VENTURE:
     -------------

The Company has formed a joint venture, 365biz.com LP, with Advanta Partners to provide web design, hosting and membership services to small and medium sized businesses. Additionally, the joint venture will provide a variety of online options and features including Internet access, e-mail accounts, search engine posting and e-commerce related services. Advanta Partners is a related party given its stock interest held in the Company. Based on the terms of the limited partnership agreement, in order to obtain a 49.5% minority ownership interest in the joint venture, the Company is committed to provide the joint venture capital funding of $922,000, of which $466,000 has been provided as of September 30, 1999. The remaining commitment is expected to be paid in the year ending September 30, 2000. In addition, the Company will extend up to $1,000,000 of normal trade credit for services the Company is expected to provide to the joint venture.

The limited partnership agreement provides that the Company will be allocated 33.3% of the joint venture's initial losses and subsequent profits, if any, until such time as the Company and Advanta Partners' equity accounts equal their original funding commitments. At that time, profits and losses will be allocated based upon ownership percentages.

During the year ended September 30, 1999, the Company has accounted for the joint venture under the equity method of accounting thereby recognizing its share of the joint venture's losses to date per the limited partnership agreement.

The following is summarized financial information for 365biz.com LP:



                                                                        For the Period from
                                                                            Inception to
                                                                         September 30, 1999
                                                                        -------------------
        Sales                                                              $         --
        Loss from operations                                                      264,000
        Net loss                                                                  264,000


                                                                         September 30, 1999
                                                                        -------------------
        Current assets                                                     $         --
        Noncurrent assets                                                       307,000
        Current liabilities                                                     106,000
        Noncurrent liabilities                                                       --


9.   INCOME TAXES:
     ------------

Net income tax expense is as follows:


                                                          For the Year Ended September 30
                                               ----------------------------------------------------
                                                    1999              1998               1997
       Current:
           Federal                             $     785,000     $     200,000      $      89,000
           State                                      38,000            93,000             91,000
                                               -------------     -------------      -------------
                                                     823,000           293,000            180,000
                                               -------------     -------------      -------------

       Deferred:
           Federal                                   185,000            99,000          1,571,000
           State                                     (72,000)          (28,000)            74,000
                                               -------------     -------------      -------------
                                                     113,000            71,000          1,645,000
                                               -------------     -------------      -------------
                                               $     936,000     $     364,000      $   1,825,000
                                               =============     =============      =============



A reconciliation of the U.S. Federal Income Tax rate to the effective income tax rate is as follows:


                                                           For the Year Ended September 30
                                                --------------------------------------------------
                                                     1999             1998               1997
       Federal statutory rate                           34.0%          34.0%              34.0%

       State taxes                                      (1.4)           7.5                3.2

       Other                                             4.9            0.4               (2.0)
                                                  ------------      ----------        ----------
                                                        37.5%          41.9%              35.2%
                                                  ============      ==========        ==========


Deferred income tax assets and liabilities are classified as current and noncurrent based on the financial reporting classification of the related assets and liabilities, which give rise to the temporary difference. Significant components of the deferred income tax assets and liabilities are as follows:


                                                                                 September 30
                                                                      ---------------------------------
                                                                           1999             1998
                                                                      -------------    -------------
       Current deferred income tax asset (liability):
            Other nondeductible expenses                              $    (930,000)   $    (729,000)
            Net operating loss carryforwards                                 69,000           38,000
            Other tax credit carryforwards                                       --          103,000
            Cash basis of accounting                                             --           34,000
                                                                      -------------     ------------
                                                                           (861,000)        (554,000)
                                                                      -------------     ------------

       Noncurrent deferred income tax asset (liability):
            Depreciation and amortization of property and equipment          44,000         (101,000)
            Other nondeductible expenses                                         --          (49,000)
                                                                       -------------     ------------
                                                                             44,000         (150,000)
                                                                      -------------     ------------
       Net deferred income tax liability                              $    (817,000)    $   (704,000)
                                                                      =============     ============



10.    BUSINESS SEGMENTS:
       -----------------

The Company operates in three business segments as follows:

Insurance

The Insurance segment works with large consumer insurance companies and their agents throughout the United States to market such products as accidental death and dismemberment policies, graded benefit life insurance and other niche insurance products primarily to credit card customers. The Company has also assisted clients in marketing supplemental dental and vision coverage to credit card holders.

Financial Services

The Financial Services segment provides teleservices to several of the largest credit card issuers, banks and other financial and membership service institutions in the United States. The Company's services include customer account acquisition and retention programs, programs to sell credit card enhancement features such as higher credit limits, lower interest rates and lower fees and discounts on selected goods and services purchased through a variety of interest group clubs. The Company also cross-sells additional services such as home equity loans and related banking services.

Telecommunications

The Telecommunications segment provides a variety of teleservices for the nation's leading local, long-distance and wireless telecommunications companies.

The reportable segments have been identified as they have separate management teams and serve separate classes of customers. The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on operating income
(loss) and corporate assets and costs are allocated to the segments based upon segment revenue. Intersegment sales and transfers are not significant.

Financial information for each business segment as of September 30, 1999, 1998 and 1997 and for the years then ended is as follows:


                                                         1999               1998              1997
                                                   ---------------    ---------------   ---------------
Revenues:
   Insurance                                       $    32,389,000    $    34,697,000   $    33,980,000
   Financial services                                   37,621,000         16,557,000         5,857,000
   Telecommunications                                   10,308,000          1,180,000         6,100,000
                                                   ---------------    ---------------   ---------------
                                                   $    80,318,000    $    52,434,000   $    45,937,000
                                                   ===============    ===============   ===============
Operating income (loss):
   Insurance                                       $     1,355,000    $     1,119,000   $     1,598,000
   Financial services                                      330,000           (694,000)        1,529,000
   Telecommunications                                      613,000            (98,000)        1,592,000
                                                   ---------------    ---------------   ---------------
                                                   $     2,298,000    $       327,000   $     4,719,000
                                                   ===============    ===============   ===============
Total assets:
   Insurance                                       $    10,229,000    $    18,124,000   $    15,913,000
   Financial services                                   17,816,000          7,486,000         7,367,000
   Telecommunications                                   11,350,000          1,725,000         2,006,000
                                                   ---------------    ---------------   ---------------
                                                   $    39,395,000    $    27,335,000   $    25,286,000
                                                   ===============    ===============   ===============
Depreciation and amortization:
   Insurance                                       $     1,009,000    $     1,186,000   $     1,073,000
   Financial services                                      552,000            402,000           190,000
   Telecommunications                                       79,000             36,000           176,000
                                                   ---------------    ---------------   ---------------
                                                   $     1,640,000    $     1,624,000   $     1,439,000
                                                   ===============    ===============   ===============
Capital expenditures:
   Insurance                                       $       473,000    $       804,000   $       833,000
   Financial services                                      815,000            363,000           148,000
   Telecommunications                                      483,000             28,000           137,000
                                                   ---------------    ---------------   ---------------
                                                   $     1,771,000    $     1,195,000   $     1,118,000
                                                   ===============    ===============   ===============
Geographic information:

Property and equipment:
   United States                                   $     3,636,000    $     4,047,000   $     4,476,000
   Canada                                                  542,000                 --                --
                                                   ---------------    ---------------   ---------------
                                                   $     4,178,000    $     4,047,000   $     4,476,000
                                                   ===============    ===============   ===============


The Company's revenues during the years ended September 30, 1999, 1998 and 1997 were generated entirely from customers within the United States.

11.   COMMITMENTS AND CONTINGENCIES:
      -----------------------------

Leases
------

The Company leases its offices and communications and computer equipment under noncancellable operating leases which expire through 2009. The rental payments for the years ended September 30, 1999, 1998 and 1997, were approximately $5,594,000, $2,828,000 and $1,681,000, respectively.

Aggregate minimum rental payments under the noncancellable operating leases at September 30, 1999, are as follows:

        2000                                               $     7,583,000
        2001                                                     7,350,000
        2002                                                     5,810,000
        2003                                                     4,598,000
        2004                                                     2,472,000
        Thereafter                                               3,677,000
                                                           ---------------
                                                           $    31,490,000
                                                           ===============

The Company had various capitalized lease obligations payable to several finance companies. The obligations were repaid during the year ended September 30, 1998.

On May 28, 1999, the Company entered into an agreement with the same bank that provides the Credit Facility under which it had up to $8,000,000 available for leasing call center equipment. The balance available for leasing call center equipment was subsequently reduced to $5,000,000 in conjunction with an amendment to increase the Company's Credit Facility. The agreement, which expires on September 30, 2000, requires that the leases be operating in nature and not exceed 60 months. Under this agreement, as of September 30, 1999, the Company has entered into operating leases for equipment with an aggregate total cost of $1,700,000.

Previously, under separate agreements with the same bank dated February 22, 1997, and March 10, 1998, which expired on April 1, 1998 and April 1, 1999, respectively, the Company entered into operating leases for equipment with an aggregate total cost of $4,100,000 and $5,500,000, respectively, of equipment under similar terms.

In addition, on June 1, 1999, RMHTI entered into an agreement with a finance company under which it has up to 5,000,000 Canadian dollars available for leasing call center equipment. Under the terms of the agreement, the leases must meet the accounting definition of an operating lease with rent to be paid over a period not to exceed 60 months. Under this agreement, as of September 30, 1999, the Company has entered into operating leases for equipment with an aggregate total cost of $3,746,000 Canadian dollars.

RMH Teleservices, Inc. is a guarantor of all liabilities arising from obligations incurred by RMHTI under the agreement.

Purchase Commitments
--------------------

The Company has entered into agreements with its telephone long distance carriers which currently range from one to three years, which provide for, among other things, annual minimum purchases and termination penalties. The annual minimum purchases under such agreements total approximately $7,632,000.

Employment Agreements
---------------------

The Company has employment agreements with five executive officers that expire at various times through the year ending September 30, 2002, subject to renewal. The agreements provide for aggregate base compensation of $1,029,000, $975,000 and $160,000 in the years ending September 30, 2000, 2001 and 2002, respectively, plus incentive compensation based on performance of the Company. The agreements also provide for certain other fringe benefits and payments upon termination of the agreements or a change in control of the Company.

Management Fees
---------------

The Company has a consulting agreement with Advanta Partners under which Advanta Partners provides consulting services to the Company and receives an annual fee of $50,000. The consulting agreement expires on May 24, 2001.

Litigation
----------

From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management's opinion, the outcome of such actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

12.  GRANT REIMBURSEMENTS:
     --------------------

RMHTI, which was created during the year ended September 30, 1999, to conduct the Company's business operations in Canada, has received financial incentives from the Canadian provincial governments of Ontario and New Brunswick totaling 3,270,000 Canadian dollars (approximately $2,229,000 using the exchange rate at September 30, 1999) as of September 30, 1999 and expects to receive an additional 3,250,000 Canadian dollars (approximately $2,215,000 using the exchange rate at September 30, 1999) over the next three years. The incentives offset various start-up, payroll and operating costs associated with creating new call centers in Canada. The Company records a grant receivable for qualified expenditures made but not yet reimbursed, and a liability for grant reimbursements received for which the Company has not fulfilled its obligations under the applicable grant. During the year ended September 30, 1999, the Company recorded $1,927,000 as expense reductions related to the grants. At September 30, 1999, the Company had a grant receivable of $820,000 included in other current assets in the accompanying consolidated balance sheet and a liability of $1,122,000 included in accrued expenses in the accompanying balance sheet. This liability is expected to be amortized against qualified payroll costs over the next three fiscal years as the grant incentives are earned and the Company's performance obligations are satisfied. As certain grants require the Company to maintain achieved employment levels over a defined period, the Company's failure to maintain these levels could require the Company to repay a portion of the grants for the portion of the employment targets not maintained.

13.  SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED):
     ------------------------------------------------

Summarized quarterly financial data for the years ended September 30, 1999 and 1998 is as follows:


                                                                                Quarter Ended
                                                  ------------------------------------------------------------------------
                                                     December 31,         March 31,        June 30,         September 30,
                                                         1998               1999             1999               1999
                                                   ---------------    ---------------   ---------------    ---------------
   Revenues                                        $    15,837,000    $    17,290,000   $    20,627,000    $    26,564,000
                                                   ---------------    ---------------   ---------------    ---------------
   Operating Expenses:
     Cost of services                                   11,950,000         13,144,000        15,585,000         19,958,000
     Selling, general and administrative                 3,583,000          3,663,000         4,411,000          5,726,000
                                                   ---------------    ---------------   ---------------    ---------------
                Total operating expenses                15,533,000         16,807,000        19,996,000         25,684,000
                                                   ---------------    ---------------   ---------------    ---------------
                Operating income                           304,000            483,000           631,000            880,000

   Equity in Losses of Joint Venture                            --                 --                --             88,000
   Interest Income, net                                    107,000             69,000            72,000             37,000
                                                   ---------------    ---------------   ---------------    ---------------
                Income before income taxes                 411,000            552,000           703,000            829,000

   Income Taxes                                            154,000            207,000           264,000            311,000
                                                   ---------------    ---------------   ---------------    ---------------
   Net Income                                      $       257,000    $       345,000   $       439,000    $       518,000
                                                   ---------------    ---------------   ---------------    ---------------
   Basic and Diluted Income Per Common Share       $           .03     $          .04   $           .05    $           .06
                                                   ===============     ==============   ===============    ===============

                                                                                  Quarter Ended
                                                   -----------------------------------------------------------------------
                                                     December 31,         March 31,         June 30,        September 30,
                                                        1997                1998              1998              1998
                                                   ---------------    ---------------   ---------------    ---------------
   Revenues                                        $    12,247,000    $    12,337,000   $    13,212,000    $    14,638,000
                                                   ---------------    ---------------   ---------------    ---------------
   Operating Expenses:
     Cost of services                                    8,983,000          9,313,000        10,155,000         11,195,000
     Selling, general and administrative                 2,564,000          3,612,000         3,052,000          3,233,000
                                                   ---------------    ---------------   ---------------    ---------------
              Total operating expenses                  11,547,000         12,925,000        13,207,000         14,428,000
                                                   ---------------    ---------------   ---------------    ---------------
              Operating income (loss)                      700,000           (588,000)            5,000            210,000

   Interest Income, net                                    148,000            121,000           145,000            127,000
                                                   ---------------    ---------------   ---------------    ---------------
              Income before income taxes
                (benefit)                                  848,000           (467,000)          150,000            337,000

   Income Taxes (Benefit)                                  305,000           (168,000)           54,000            173,000
                                                   ---------------    ---------------   ---------------    ---------------
   Net Income (Loss)                               $       543,000    $      (299,000)  $        96,000    $       164,000
                                                   ===============    ===============   ===============    ===============
   Basic and Diluted Income (Loss) Per Common
     Share                                         $           .07    $          (.04)  $           .01    $           .02
                                                   ===============    ===============   ===============    ===============
