Form 10-Q
period 1999-12-31
RMH TELESERVICES INC
filed 2000-02-14
CIK 1017958

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 1999

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

                            Yes     X       No
                                 -------       -------


Indicate the number of shares outstanding of each of the Registrant's classes of Common stock, as of the latest practicable date: 8,366,721 shares of Common Stock outstanding as of January 27, 2000.

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


                                                                          Page
                                                                         Number
                                                                         ------
PART I.   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheets at
         December 31, 1999 and September 30, 1999 .......................  3

         Consolidated Statements of Operations for the
         Three Months Ended December 31, 1999 and 1998 ..................  4

         Consolidated Statements of Cash Flows for the
         Three Months Ended December 31, 1999 and 1998 ..................  5

         Notes to Consolidated Financial Statements .....................  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..................  9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..... 15

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings............................................... 16

Item 2.  Changes in Securities and Use of Proceeds....................... 16

Item 3.  Defaults Upon Senior Securities................................. 16

Item 4.  Submission of Matters to a Vote of Security Holders............. 16

Item 5.  Other Information............................................... 16

Item 6.  Exhibits and Reports on Form 8-K................................ 16


SIGNATURES............................................................... 17

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (unaudited)

                                      December 31,     September 30,       LIABILITIES AND        December 31,     September 30,
             ASSETS                       1999              1999         SHAREHOLDERS' EQUITY         1999              1999
             ------                   ------------     -------------     --------------------     ------------     -------------
CURRENT ASSETS:                                                       CURRENT LIABILITIES:
  Cash and cash equivalents            $ 3,760,000       $   696,000   Line of credit              $      ---        $  3,700,000
  Accounts receivable, net of                                          Accounts payable               3,392,000         2,326,000
     allowance for doubtful accounts                                   Income taxes payable             901,000           614,000
     of $171,000 and $150,000,                                         Accrued expenses               6,212,000         8,106,000
     respectively                       21,124,000        28,194,000   Deferred income taxes            861,000           861,000
                                                                                                   ------------      ------------
 Prepaid expenses and other current                                    Total current liabilities     11,366,000        15,607,000
     assets                              2,943,000         3,248,000                               ------------      ------------
                                       -----------       -----------

       Total current assets             27,827,000        32,138,000
                                       -----------       -----------

INVESTMENT IN JOINT
 VENTURE                                   322,000           378,000
                                       -----------       -----------

PROPERTY  AND EQUIPMENT                 12,761,000        12,301,000
   Less - Accumulated depreciation
    and amortization                    (8,588,000)       (8,123,000) SHAREHOLDERS' EQUITY:
                                       -----------       -----------   Common stock                  49,292,000        49,288,000
                                                                       Deferred compensation           (148,000)         (158,000)
       Net property and equipment        4,173,000         4,178,000   Accumulated deficit          (24,894,000)      (25,342,000)
                                       -----------       -----------                               -------------     ------------

DEFERRED INCOME TAXES                       44,000            44,000     Total shareholders' equity  24,250,000        23,788,000
                                       -----------       -----------                               -------------     ------------

                                         3,250,000         2,657,000
OTHER ASSETS                           -----------       -----------

                                       $35,616,000       $39,395,000                               $ 35,616,000      $ 39,395,000
                                       ===========       ===========                               ============      =============

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



                                                     For the Three Months Ended
                                                             December 31
                                                    ---------------------------
                                                       1999            1998
                                                    -----------     -----------

REVENUES                                            $28,673,000     $15,837,000
                                                    -----------     -----------

OPERATING EXPENSES:
   Cost of services                                  22,334,000      11,950,000
   Selling, general and administrative                5,502,000       3,583,000
                                                    -----------     -----------
            Total operating expenses                 27,836,000      15,533,000
                                                    -----------     -----------

       Operating income                                 837,000         304,000

EQUITY IN LOSSES OF JOINT VENTURE                        56,000               -

INTEREST EXPENSE (INCOME), NET                           64,000        (107,000)
                                                    -----------     -----------


        Income before income taxes                      717,000         411,000

INCOME TAXES                                            269,000         154,000
                                                    -----------     -----------

NET INCOME                                          $   448,000     $   257,000
                                                    ===========     ===========

BASIC INCOME PER COMMON SHARE                             $0.05           $0.03
                                                    ===========     ===========

DILUTED INCOME PER COMMON SHARE                           $0.05           $0.03
                                                    ===========     ===========

SHARES USED IN COMPUTING BASIC
     INCOME PER COMMON SHARE                          8,286,000       8,120,000
                                                    ===========     ===========

SHARES USED IN COMPUTING DILUTED
     INCOME PER COMMON SHARE                          8,626,000       8,263,000
                                                    ===========     ===========


The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these consolidated financial statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)
                                   -----------

                                                               For the Three Months Ended
                                                                      December 31
                                                            -----------------------------
                                                                  1999           1998
                                                            --------------  -------------
OPERATING ACTIVITIES:
 Net income                                                    $   448,000    $   257,000
 Adjustments to reconcile net income to net cash provided
  by (used in) operating activities-
   Amortization of deferred compensation                            10,000            ---
   Depreciation and amortization                                   465,000        367,000
   Equity in losses of joint venture                                56,000            ---
   Changes in operating assets and liabilities--
     Accounts receivable                                         7,070,000     (3,482,000)
     Prepaid expenses and other current assets                     305,000        103,000
     Other assets                                                 (593,000)           ---
     Accounts payable and accrued expenses                        (541,000)      (980,000)
                                                               -----------    -----------
      Net cash provided by (used in) operating activities        7,220,000     (3,735,000)
                                                               -----------    -----------
INVESTING ACTIVITIES:
 Purchases and development of property and equipment              (460,000)      (210,000)
 Purchases of marketable securities                                    ---     (2,686,000)
 Maturities of marketable securities                                   ---      3,779,000
                                                               -----------    -----------
      Net cash provided by (used in) investing activities         (460,000)       883,000
                                                               -----------    -----------
FINANCING ACTIVITIES:
 Net repayments on line of credit                               (3,700,000)           ---
 Common stock options exercised                                      4,000            ---
                                                               -----------    -----------
      Net cash used in financing activities                     (3,696,000)           ---
                                                               -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             3,064,000     (2,852,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     696,000      4,179,000
                                                               -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 3,760,000    $ 1,327,000
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



NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION:
----------------------------------------------

RMH Teleservices, Inc. and its subsidiaries ("RMH" or the "Company") is a leading provider of inbound and outbound telemarketing, inbound customer service and e-commerce customer contact programs for major corporations on both a business-to-business and business-to-consumer basis. Founded in 1983, the Company is headquartered in Bryn Mawr, Pennsylvania and has 19 facilities throughout the United Stated and Canada.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company. Operating results for the three month periods ended December 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.



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

The following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations:



                                               For the Three Months Ended December 31
                           ------------------------------------------------------------------------------
                                           1999                                     1998
                           -------------------------------------    -------------------------------------
                             Income        Shares      Per Share      Income        Shares      Per Share
                           (Numerator)  (Denominator)   Amount      (Numerator)  (Denominator)   Amount
                           -----------  -------------  ---------    -----------  -------------  ---------
Basic income per
     Common share:
     Net income              $448,000      8,286,000       $0.05      $257,000      8,120,000       $0.03
                                                           =====                                    =====
Effect of dilutive
    securities:
    Stock warrants                ---            ---                       ---        142,000
    Stock options                 ---        292,000                       ---          1,000
    Restricted stock              ---         48,000                       ---            ---
                             --------      ---------       -----      --------      ---------       -----
Diluted income per
    Common share:
  Net income and
  Assumed conversion
  of dilutive securities     $448,000      8,626,000       $0.05      $257,000      8,263,000       $0.03
                             ========      =========       =====      ========      =========       =====


Options to purchase approximately 30,000 and 599,000 shares of Common stock with an average exercise price of $6.20 and $3.47 were outstanding during the three month periods ended December 31, 1999 and 1998, respectively, but were not included in the computation of diluted income per Common share because the exercise prices of the options were greater than the average market price of the Common shares during the periods. The options, which expire at various times through December 2009, were still outstanding as of December 31, 1999.


NOTE 3 - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK:
---------------------------------------------------------

The Company is dependent on several large customers for a significant portion of its revenues. Three customers accounted for 68.5% and 57.9% of revenues for the three month periods ended December 31, 1999 and 1998, respectively. The loss of one or more of these customers could have a materially adverse effect on the Company's business.

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of the Company's customers. The Company does not require collateral or other securities to support customer receivables. The Company's customer with the largest outstanding balance had an amount owing of $8,873,000 at December 31, 1999. The second, third and fourth largest of the Company's customers are engaged in transactions with each other and represent a single credit risk to the Company. At December 31, 1999, the accounts receivable from the customers that represent a single credit risk were $5,399,000.

NOTE 4 - COMPREHENSIVE INCOME:
------------------------------

The Company's comprehensive income includes net income and gains and losses from foreign currency translation adjustments. The foreign currency translation gains and losses for the three month periods ended December 31, 1999 and 1998 were not material.



NOTE 5 - CUSTOMER CONTRACT:
---------------------------

In August 1999, the Company entered into a contract with a new customer to provide in-bound teleservices over a four-year period. In connection with the execution of this contract, the Company made a $2,000,000 payment to the customer during the three months ended September 30, 1999 and an additional $1,000,000 payment in the three months ended December 31, 1999. The payments are refundable on a pro-rata basis over the contract term if the agreement is terminated. The payments are included in other noncurrent assets in the accompanying consolidated balance sheets, and are being amortized to cost of services over the contract term. In addition, the Company is obligated to spend $800,000 for the development of a voice response unit application to be used in providing certain services to the customer. These development costs will be recorded during the remaining nine months of the year ending September 30, 2000 and the Company can recover such costs through billings to the customer based on usage of the system.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Safe Harbor for Forward-Looking Statements
------------------------------------------

From time-to-time, the Company may publish statements which are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to: (i) reliance on principal client relationships in the insurance, financial services and telecommunications industries; (ii) fluctuations in quarterly results of operations due to the timing of clients' telemarketing campaigns, the timing of opening new call centers and expansion of existing call centers and changes in competitive conditions affecting the telemarketing industry; (iii) difficulties of managing growth profitably; (iv) dependence on the services of the Company's executive officers and other key operations and technical personnel; (v) changes in the availability of qualified employees; (vi) performance of automated call-processing systems and other technological factors; (vii) the impact of the Year 2000 issues on the Company; (viii) reliance on independent long-distance companies; (ix) changes in government regulations affecting the teleservices and telecommunications industries; (x) competition from other outside providers of teleservices and in-house telemarketing operations of existing and potential clients; (xi) competition from providers of other marketing formats, such as direct mail and emerging strategies such as interactive shopping and marketing over the Internet; and (xii) expected revenues and expenses of RMH's joint venture, 365biz.com L.P.

Overview
--------

The Company is a leading outsourcing provider of outbound and inbound teleservices predominantly to major corporations in the insurance, financial services and telecommunications industries. Founded in 1983, the Company opened its first call center in 1985 to support the marketing efforts of its consulting customers. At the present time, outbound business-to-consumer teleservices is the predominant business of the Company.

In December 1998, RMH Teleservices International Inc. ("RMHTI"), a wholly owned subsidiary, was incorporated in the Province of New Brunswick, Canada for the purpose of conducting the Company's business operations in Canada. In the second quarter of fiscal 1999, RMHTI entered into leases for premises in Oromocto, New Brunswick and Brantford, Ontario for new call centers. In the fourth quarter of fiscal 1999, RMHTI entered into a lease for premises in Saint John, New Brunswick. The call center in Oromocto, New Brunswick commenced operations in March 1999 with 200 seats, and in June 1999 was expanded to 313 seats. The call center in Brantford, Ontario began initial operations in July 1999 with 250 seats and in October 1999 was expanded to 380 seats. The call center in Saint John, New Brunswick commenced operations in August 1999 with 144 seats. RMHTI has received financial incentives from the Canadian provincial governments of Ontario and New Brunswick totaling $3.1 million and expects to receive an additional $1.4 million over the next three years. These incentives offset various start-up, payroll and operating costs associated with the new Canadian call centers. In the first quarter of fiscal 2000, the Company incurred start-up and payroll costs associated with these three new call centers totaling $230,000, which were offset against the financial incentives received from the Canadian provincial governments of Ontario and New Brunswick. The remaining amounts are primarily being amortized against payroll costs over the next three years.


In addition to the call centers in Canada, the Company operates 15 call centers in the United States which had an aggregate of 1,929 seats at December 31, 1999.

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


Results of Operations
---------------------

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31,
--------------------------------------------------------------------------------
1998
----

Revenues - Revenues increased to $28,673,000 for the three months ended December 31, 1999 from $15,837,000 for the three months ended December 31, 1998, an increase of $12,836,000 or 81.1%. Of such increase in revenues, approximately $4,936,000 was attributable to increased calling volumes from existing clients and $7,900,000 was attributable to new clients. To meet client demand, the Company added 130 workstations in Brantford, Ontario, Canada during the quarter ended December 31, 1999. The Company currently plans on opening at least three additional call centers by September 30, 2000.

Cost of Services - Cost of services increased to $22,334,000 for the three months ended December 31, 1999 from $11,950,000 for the three months ended December 31, 1998. As a percentage of revenues, cost of services increased to 77.9% for the three months ended December 31, 1999 as compared to 75.5% for the three months ended December 31, 1998. The Company believes that the increase in cost of services, as a percentage of revenues during the quarter, is attributable to less than optimal utilization of capacity in certain call centers coupled with the upward pressure on labor rates as a result of the tight labor market. The Company anticipates that cost of services, as a percentage of revenues, may increase during the year to the degree that longer periods of time are required to generate acceptable levels of utilization at its new call centers, and/or the Company experiences continuous upward pressures on hourly wages as a result of tighter or more competitive labor markets.

Selling, General and Administrative - Selling, general and administrative expenses increased to $5,502,000 for the three months ended December 31, 1999 from $3,583,000 for the three months ended December 31, 1998. As a percentage of revenues, selling, general and administrative expenses decreased to 19.2% for the three months ended December 31, 1999 from 22.6% for the three months ended December 31, 1998. The decrease was primarily the result of the Company's ability to better leverage the infrastructure required to support the Company's growth.

Interest Expense (Income) - Interest expense for the three months ended December 31, 1999, was $64,000 incurred on borrowings on the Company's line of credit. Interest income for the three months ended December 31, 1998 was $107,000, and was earned by investing the remaining proceeds of the Company's initial public offering in marketable securities and cash equivalents.

Income Tax Expense - Income tax expense for the three months ended December 31, 1999 and 1998 was $269,000 and $154,000, respectively, and represents income taxes based upon an effective tax rate of 37.5%. This tax rate is reflective of both the Federal tax rates and the state and provincial tax rates in effect where the Company does business coupled with certain implemented tax planning strategies.

Liquidity and Capital Resources
-------------------------------

     Historically, the Company's primary sources of liquidity have been cash flow from operations and borrowings under its credit facilities. These funds, combined with the proceeds of the Company's initial public offering in September 1996, have provided the liquidity to finance the growth of the Company.

     On March 21, 1997, the Company entered into a $4.0 million line of credit facility (the "Credit Facility") with PNC Bank (the "Bank"). The Credit Facility replaced the Company's former term loan and credit facility. The Credit Facility originally expired on April 1, 1998, but was subsequently extended by the Bank.

     On September 28, 1999, the term of the Credit Facility was extended to September 30, 2000, subject to renewal, and the amount available under the Credit Facility was increased to $10.0 million. On November 24, 1999, the amount available under the Credit Facility was increased to $15.0 million. Outstanding balances bear interest at the Company's option at either the LIBOR rate plus 95 basis points or at the Bank's prime rate minus fifty basis points. The Credit Facility contains financial covenants and certain restrictions which, among others, restrict the Company's ability to incur additional debt or dispose of its assets. As of December 31, 1999, the Company had no amounts outstanding on the Credit Facility.

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

     Under a separate agreement dated May 28, 1999, with PNC Leasing Corporation, the Company established an additional lease facility of $8.0 million available for purposes of leasing call center equipment. This commitment was subsequently reduced to $5.0 million simultaneously with the September 1999 increase in the Credit Facility from $4.0 million to $10.0 million. The $5.0 million commitment expires on September 30, 2000 and requires that such leases meet the accounting definition of an operating lease with rent to be paid over a period not to exceed sixty months. Under this agreement, as of December 31, 1999, the Company has entered into operating leases for equipment with an aggregate total cost of $2.2 million.

     In June 1999, RMHTI entered into an agreement with GATX Technology Finance Inc. for a $5.0 million CDN lease facility. Under the terms of this lease facility, leases must meet the accounting definition of an operating lease with rent to be paid over a period not to exceed sixty months. Under this agreement, as of December 31, 1999, the Company has entered into operating leases for equipment with an aggregate total cost of $3.7 million CDN.

     Cash provided by operating activities was approximately $7.2 million for the three months ended December 31, 1999 and cash used in operations was approximately $3.7 million for the three months ended December 31, 1998. The increase in cash provided by operations was the result of an increase in net income and a reduction in accounts receivable offset by a reduction in accrued expenses and an increase in other assets.

     The Company's teleservices operations will continue to require significant capital expenditures. Capital expenditures during the three months ended December 31, 1999 and 1998 were $460,000 and $210,000, respectively. The Company expects to spend approximately $6.0 million on capital expenditures during the remainder of fiscal 2000, primarily for the enhancement of technology used throughout its operations and additional call center expansion. However, in conjunction with such expenditures, the Company is evaluating whether to lease or buy such assets and may decide to enter into operating leases for their acquisition.

As required under a certain customer contract, the Company spent $2.0 million in the three months ended September 30, 1999 and $1.0 million in the three months ended December 31, 1999. The Company expects to spend up to an additional $0.8 million under that customer contract.

The Company believes that funds generated from operations, together with the available credit under the Credit Facility and the lease lines of credit, will be sufficient to finance its current operations and planned capital expenditures at least through December 31, 2000.

The Company has entered into a joint venture with Advanta Partners to create a new entity called 365biz.com LP. RMH owns a 49.5% interest in the venture. 365biz.com will provide Web design, hosting and membership services to small and medium sized businesses. Additionally, 365biz.com will provide a variety of online options and features including Internet access, e-mail accounts, search engine posting and e-commerce related services. The venture was launched in response to the growing demand for flexible and inexpensive Web solutions. The Company is committed to provide the joint venture additional capital funding of $0.5 million which is expected to be paid in the year ending September 30, 2000. In addition, the Company will extend up to $1.0 million of normal trade credit for services the Company is expected to provide to the joint venture.

Segment Information
-------------------

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

The reportable segments have been identified as they have separate management teams and predominantly serve separate classes of customers via specific call centers. The accounting policies of the reportable segments are the same as those of the consolidated Company. The Company evaluates the performance of its operating segments based on operating income (loss) and corporate assets and costs are allocated to the segments based upon segment revenue. Intersegment sales and transfers are not significant.

Financial information for each business segment as of December 31, 1999 and 1998 and for the three months then ended is as follows:


                                      1999            1998
                                   -----------    -----------
Revenue:
          Insurance                $ 7,427,000    $ 9,006,000
          Financial services         8,204,000      6,761,000
          Telecommunications        13,043,000         70,000
                                   -----------    -----------
                                   $28,673,000    $15,837,000
                                   ===========    ===========
Operating income (loss):
          Insurance                $   676,000    $   (82,000)
          Financial services          (594,000)       133,000
          Telecommunications           755,000        253,000
                                   -----------    -----------
                                   $   837,000    $   304,000
                                   ===========    ===========

Total assets:
          Insurance                $15,657,000    $18,921,000
          Financial services        11,028,000      7,212,000
          Telecommunications         8,931,000        479,000
                                   -----------    -----------
                                   $35,616,000    $26,612,000
                                   ===========    ===========

Depreciation and amortization:
          Insurance                $    67,000    $   223,000
          Financial services           219,000        135,000
          Telecommunications           179,000          9,000
                                   -----------    -----------
                                   $   465,000    $   367,000
                                   ===========    ===========

Capital expenditures:
          Insurance                $   124,000    $    77,000
          Financial services            80,000         89,000
          Telecommunications           256,000         44,000
                                   -----------    -----------
                                   $   460,000    $   210,000
                                   ===========    ===========

Geographic information:

Property and equipment:
          United States            $ 3,444,000    $ 3,890,000
          Canada                       729,000            ---
                                   -----------    -----------
                                   $ 4,173,000    $ 3,890,000
                                   ===========    ===========


The Company's revenues during the three months ended December 31, 1999 and 1998 were generated entirely from customers within the United States.

From time to time, when customer demand of a particular segment exceeds that segment's resources, the additional volume is serviced by other segments' call centers and revenue is recorded in the servicing segment. Revenue based on clients' industries without regard to the segment providing the service is as follows:

                                                     For the Three Months Ended
                                                            December 31
                                                   ----------------------------
                                                         1999           1998
                                                   --------------  -------------
  Insurance                                           $ 9,166,000    $9,006,000
  Financial Services                                    8,994,000     6,761,000
  Telecommunications                                   10,513,000        70,000

Recent Accounting Pronouncements
--------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," which must be adopted by the Company in the year ending September 30, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As the Company does not currently hold derivative instruments or engage in hedging activities, the adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations.

In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which is effective for fiscal years beginning after December 15, 1998 and provides guidance on the financial reporting of start-up activities and organization costs. It requires costs of start-up activities and organization costs to be charged to expense as incurred. SOP 98-5 was adopted by the Company during the three months ended December 31, 1999. The adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations.



Year 2000
---------

The Company has completed implementation of its year 2000 remediation plan on a timely basis and such remediation plan as implemented addressed all mission critical systems. The Company is not aware of any adverse effects of year 2000 issues on the Company, including its systems and operations. The Company has no information that indicates that a significant vendor may be unable to sell to the Company; a significant customer may be unable to purchase from the Company; or a significant service provider may be unable to provide services to the Company, because of year 2000 compliance problems.

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

As of December 31, 1999, the company held no cash equivalents or marketable securities. The table below represents principal (or notional) amounts and related weighted average interest rates for the Company's investment portfolio as of December 31, 1998. All investments mature in one year or less.

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
-----------------                ======         ======


  * Includes $123,000 of unaccrued interest to be received at maturity.

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



                              RMH Teleservices, Inc.
                              (Registrant)


DATED: February 14, 2000      BY: /s/ John A. Fellows
                                 ----------------------------
                                 John A. Fellows
                                 Chief Executive Officer



DATED:     February 14, 2000  BY: /s/ Noah S. Asher
                                 --------------------------
                                 Noah S. Asher
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)