Form 10-Q
period 2000-03-31
RMH TELESERVICES INC
filed 2000-05-15
CIK 1017958

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 2000

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


Indicate the number of shares outstanding of each of the Registrant's classes of Common stock, as of the latest practicable date: 8,375,146 shares of Common stock outstanding as of May 5, 2000.

                    RMH Teleservices, Inc. and Subsidiaries
                              INDEX TO FORM 10-Q


                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (unaudited))ed)

          Consolidated Balance Sheets at
          March 31, 2000 and September 30, 1999............................  3

          Consolidated Statements of Operations for the
          Three Months Ended March 31, 2000 and 1999.......................  4

          Consolidated Statements of Operations for the
          Six Months Ended March 31, 2000 and 1999.........................  5

          Consolidated Statements of Cash Flows for the
          Six Months Ended March 31, 2000 and 1999.........................  6

          Notes to Consolidated Financial Statements.......................  7

Item 2.   Management's Discussion and Analysis off of
          Financial Condition and Results of Operations.................... 11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....... 18


PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.............. 19

Item 5.   Other Information................................................ 19

Item 6.   Exhibits and Reports on Form 8-K................................. 19



SIGNATURES................................................................. 20

PART I.  FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                   (unaudited)


                  ASSETS                      March 31,         September 30,
                  ------                        2000                1999
                                            -------------      ---------------

CURRENT ASSETS:
  Cash and cash equivalents                  $  4,326,000        $    696,000
  Accounts receivable, net of  allowance
     for doubtful accounts of $248,000
     and $150,000, respectively                19,680,000          28,194,000
  Prepaid expenses and other current
      assets                                    3,654,000           3,248,000
                                             ------------        ------------
              Total current assets             27,660,000          32,138,000
                                             ------------        ------------
 INVESTMENT IN JOINT
    VENTURE                                       227,000             378,000
                                             ------------        ------------

PROPERTY AND EQUIPMENT                         13,438,000          12,301,000
  Less - Accumulated depreciation and
     amortization                              (9,078,000)         (8,123,000)
                                             ------------        ------------

  Net property and equipment                    4,360,000           4,178,000
                                             ------------        ------------

DEFERRED INCOME TAXES                              44,000              44,000
                                             ------------        ------------

OTHER ASSETS                                    2,989,000           2,657,000
                                             ------------        ------------

                                             $ 35,280,000        $ 39,395,000
                                             ============        ============



                 LIABILITIES AND
               SHAREHOLDERS' EQUITY           March 31,         September 30,
               --------------------             2000                1999
                                            -------------      ---------------

CURRENT LIABILITIES:
Line of credit                               $         --       $  3,700,000
Accounts payable                                3,390,000          2,326,000
Income taxes payable                              319,000            614,000
Accrued expenses                                5,555,000          8,106,000
Deferred income taxes                             861,000            861,000
                                             ------------       ------------

              Total current liabilities        10,125,000         15,607,000
                                             ------------       ------------


SHAREHOLDERS' EQUITY:

   Common stock                                49,331,000         49,288,000
   Deferred compensation                         (138,000)          (158,000)
   Accumulated deficit                        (24,106,000)       (25,342,000)
   Cumulative foreign currency translation
      adjustment                                   68,000                  -
                                             ------------       ------------

          Total shareholder's equity           25,155,000         23,788,000
                                             ------------       ------------




                                             $ 35,280,000       $ 39,395,000
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

                                                      For the Three Months Ended
                                                               March 31
                                                     ---------------------------
                                                        2000             1999
                                                     -----------     -----------

REVENUES                                             $31,420,000     $17,290,000
                                                     -----------     -----------

OPERATING EXPENSES:
   Cost of services                                   24,039,000      13,144,000
   Selling, general  and administrative                6,025,000       3,663,000
                                                     -----------     -----------
                Total operating expenses              30,064,000      16,807,000
                                                     -----------     -----------

      Operating income                                 1,356,000         483,000

EQUITY IN LOSSES OF JOINT VENTURE                         95,000               -

INTEREST INCOME, net                                           -          69,000
                                                     -----------     -----------
      Income before income taxes                       1,261,000         552,000

INCOME TAXES                                             473,000         207,000
                                                     -----------     -----------

NET INCOME                                           $   788,000     $   345,000
                                                     ===========     ===========

BASIC INCOME PER COMMON SHARE                        $       .10     $       .04
                                                     ===========     ===========

DILUTED INCOME PER COMMON SHARE                      $       .09     $       .04
                                                     ===========     ===========

SHARES USED IN COMPUTING BASIC
     INCOME PER COMMON SHARE                           8,290,000       8,120,000
                                                     ===========     ===========

SHARES USED IN COMPUTING DILUTED
    INCOME PER COMMON SHARE                            8,903,000       8,272,000
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


                                                     For the Six Months Ended
                                                              March 31
                                                  ------------------------------


                                                      2000              1999
                                                  ------------      ------------

REVENUES                                          $ 60,093,000      $ 33,127,000
                                                  ------------      ------------

OPERATING EXPENSES:
   Cost of services                                 46,373,000        25,094,000
   Selling, general and administrative              11,527,000         7,246,000
                                                  ------------      ------------
                Total operating expenses            57,900,000        32,340,000
                                                  ------------      ------------

      Operating income                               2,193,000           787,000

EQUITY IN LOSSES OF JOINT VENTURE                      151,000                --

INTEREST INCOME (EXPENSE), net                         (64,000)          176,000
                                                  ------------      ------------
      Income before income taxes                     1,978,000           963,000

INCOME TAXES                                           742,000           361,000
                                                  ------------      ------------

NET INCOME                                        $  1,236,000      $    602,000
                                                  ============      ============

BASIC INCOME PER COMMON SHARE                     $        .15      $        .07
                                                  ============      ============

DILUTED INCOME PER COMMON SHARE                   $        .14      $        .07
                                                  ============      ============

SHARES USED IN COMPUTING BASIC
     INCOME PER COMMON SHARE                         8,288,000         8,120,000
                                                  ============      ============

SHARES USED IN COMPUTING DILUTED
     INCOME PER COMMON SHARE                         8,764,000         8,267,000
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

                                                                           For the Six Months Ended
                                                                                    March 31
                                                                    -----------------------------------------
                                                                           2000                   1999
                                                                    ----------------      -------------------
OPERATING ACTIVITIES:
   Net income                                                           $ 1,236,000            $   602,000
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities - -
        Issuance of Common stock options for
          services rendered                                                       -                 12,000
       Amortization of deferred compensation                                 20,000                      -
       Depreciation and amortization                                        955,000                752,000
       Equity in losses of joint venture                                    151,000                      -
       Changes in operating assets and liabilities -
          Accounts receivable                                             8,514,000             (2,296,000)
          Prepaid expenses and other current assets                        (406,000)            (2,224,000)
          Other assets                                                     (332,000)                     -
          Accounts payable and accrued expenses                          (1,782,000)             2,525,000
                                                                        -----------            -----------
               Net cash provided by (used in) operating activities        8,356,000               (629,000)
                                                                        -----------            -----------
INVESTING ACTIVITIES:
   Purchases and development of property and equipment                   (1,137,000)              (531,000)
   Purchases of marketable securities                                             -             (5,089,000)
   Maturities of marketable securities                                            -              7,514,000
                                                                        -----------            -----------

               Net cash provided by (used in) investing activities       (1,137,000)             1,894,000
                                                                        -----------            -----------
FINANCING ACTIVITIES:
   Net repayments on line of credit                                      (3,700,000)                     -
   Common stock options exercised                                            43,000                      -
                                                                        -----------            -----------
               Net cash used in  financing activities                    (3,657,000)                     -
                                                                        -----------            -----------

EFFECT OF EXCHANGE RATE CHANGES                                              68,000                      -
                                                                        -----------            -----------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                                   3,630,000              1,265,000
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                      696,000              4,179,000
                                                                        -----------            -----------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                        $ 4,326,000            $ 5,444,000
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



NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION:
----------------------------------------------

RMH Teleservices, Inc. and subsidiaries ("RMH" or the "Company") is a leading provider of inbound and outbound telemarketing, inbound customer service and e-commerce customer contact programs for major corporations on both a business-to-business and business-to-consumer basis. Founded in 1983, the Company is headquartered in Bryn Mawr, Pennsylvania and has 20 facilities throughout the United States and Canada.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company. Operating results for the three and six month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.



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

The following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations:

                                                             For the Three Months Ended March 31
                              -----------------------------------------------------------------------------------------------------
                                                   2000                                                  1999
                              ------------------------------------------------     ------------------------------------------------
                                Income             Shares         Per Share            Loss             Shares         Per Share
                              (Numerator)       (Denominator)       Amount          (Numerator)      (Denominator)        Amount
                              -----------       -------------       ------          -----------      -------------        ------
Basic income per
Common share:
    Net income                  $788,000           8,290,000         $.10            $345,000           8,120,000          $.04
                                                                     ====                                                  ====
Effect of dilutive
    securities:
    Stock warrants                   ---                 ---                              ---             142,000
    Stock options                    ---             550,000                              ---              10,000
    Restricted stock                 ---              63,000                              ---                 ---
                                --------           ---------                         --------           ---------
Diluted income per
  Common share:
Net income and
  Assumed conversion
  of dilutive securities        $788,000           8,903,000         $.09            $345,000           8,272,000          $.04
                                ========           =========         ====            ========           =========          ====


                                                             For the Six Months Ended March 31
                             ------------------------------------------------------------------------------------------------------
                                                  2000                                                  1999
                             ------------------------------------------------     -------------------------------------------------
                               Income             Shares         Per Share           Income            Shares          Per Share
                             (Numerator)       (Denominator)       Amount          (Numerator)      (Denominator)        Amount
                             -----------       -------------       ------          -----------      -------------        ------
Basic income per
Common share:
    Net income                $1,236,000          8,288,000          $.15            $602,000         8,120,000           $.07
                                                                     ====                                                 ====
Effect of dilutive
    securities:
    Stock warrants                   ---                ---                               ---           142,000
    Stock options                    ---            420,000                               ---             5,000
    Restricted stock                 ---             56,000                               ---               ---
                                --------           ---------                         --------           ---------
Diluted income per
Common share:
Net income and assumed
conversion of dilutive
securities                    $1,236,000          8,764,000          $.14            $602,000         8,267,000           $.07
                              ==========          =========          ====            ========         =========            ===



Options to purchase approximately 2,000 and 680,000 shares of Common stock with an average exercise price of $12.50 and $3.23 were outstanding during the three months ended March 31, 2000 and 1999, respectively, but were not included in the computation of diluted income per Common share because the exercise prices of the options were greater than the average market price of the

Common shares during the periods. Options to purchase approximately 16,000 and 750,000 shares of Common stock with an average exercise price of $6.67 and $3.12 were outstanding during the six months ended March 31, 2000 and 1999, respectively, but were not included in the computation of diluted income per Common share because the exercise prices of the options were greater than the average market price of the Common shares during the respective periods. The options, which are to expire at various times through December 2009, were still outstanding as of March 31, 2000.


NOTE 3 - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK:
---------------------------------------------------------

The Company is dependent on several large customers for a significant portion of its revenues. Three customers accounted for 62.5% and 64.7% of revenues for the three and six months ended March 31, 2000, respectively, and 86.1% and 88.8% of revenues for the three and six months ended March 31, 1999, respectively. The loss of one or more of these customers could have a materially adverse effect on the Company's business.

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of the Company's customers. The Company does not require collateral or other securities to support customer receivables. The Company's customers with the two largest outstanding balances had amounts owing of approximately $4.6 million and $4.3 million, respectively, at March 31, 2000. The third, fourth and fifth largest of the Company's customers are engaged in transactions with each other and represent a single credit risk to the Company. At March 31, 2000, the accounts receivable from the customers that represent a single credit risk were $ 5,417,000.


NOTE 4 - COMPREHENSIVE INCOME:
------------------------------

The Company's comprehensive income includes net income and gains and losses from foreign currency translation adjustments.

The Company's total comprehensive income, net of tax, is as follows:

                                       For the Three Months Ended                For the Six Months Ended
                                                March 31                                  March 31
                                   ----------------------------------    ---------------------------------------
                                          2000               1999                2000                  1999
                                   ----------------   ---------------    ------------------    -----------------
   Net income                      $      788,000     $     345,000      $      1,236,000       $       602,000
   Foreign currency translation
     adjustment                            68,000                --               68,000                     --
                                   --------------     -------------      ----------------       ---------------

Comprehensive income               $      856,000     $      345,000     $      1,304,000       $       602,000
                                   ==============     ==============     ================       ===============

NOTE 5 - CUSTOMER CONTRACT:
---------------------------

In August 1999, the Company entered into a contract with a new customer to provide in-bound teleservices over a four-year period. In connection with the execution of this contract, the Company made a $2,000,000 payment to the customer during the three months ended September 30, 1999, and an additional $1,000,000 payment in the three months ended December 31, 1999. The payments are refundable on a pro-rata basis over the contract term if the agreement is terminated. The payments are included in other noncurrent assets in the accompanying consolidated balance sheets, and are being amortized to cost of services over the contract term. In addition, the Company is obligated to spend $800,000 for the development of a voice response unit application to be used in providing certain services to the customer of which $175,000 was incurred in the three months ended March 31, 2000. The balance of $625,000 of development costs will be incurred during the remaining six months of the year ending September 30, 2000 and the Company can recover such costs through billings to the customer based on usage of the system.

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

In December 1998, RMH Teleservices International Inc. ("RMHTI"), a wholly owned subsidiary, was incorporated in the Province of New Brunswick, Canada for the purpose of conducting the Company's business operations in Canada. During fiscal 1999, RMHTI entered into leases for premises in Oromocto, New Brunswick, Brantford, Ontario and Saint John, New Brunswick for new call centers. The call center in Oromocto, New Brunswick commenced operations in March 1999 with 200 workstations, and in June 1999 was expanded to 313 workstations. The call center in Brantford, Ontario began initial operations in July 1999 with 250 workstations and in October 1999 was expanded to 380 workstations. The call center in Saint John, New Brunswick commenced operations in August 1999 with 144 workstations and was expanded to 344 workstations in February 2000. In March 2000, RMHTI entered into a lease for a new call and quality center in Sarnia, Ontario, which is scheduled to commence operations in June 2000 with 300 workstations. Also in March 2000, RMHTI entered into a lease for a new call center in Sault Ste. Marie, Ontario, which is scheduled to commence operations in June 2000 with 230 workstations. RMHTI has received financial incentives from the Canadian provincial governments of Ontario and New Brunswick totaling $3.1 million and expects to receive an additional $1.4 million over the next three years. These incentives offset various start-up, payroll and operating costs associated with the new Canadian call centers. In the three months ended March 31, 2000, the Company incurred payroll costs associated with the Oromocto, Brantford and Saint John call centers totaling $213,000, which were offset against the financial incentives received from the Canadian provincial governments of Ontario and New Brunswick. The remaining amounts are primarily being amortized against payroll costs over the next three years.

In addition to the call centers in Canada, the Company operates 15 call centers in the United States which had an aggregate of 1,929 workstations at March 31, 2000.

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


Results of Operations
---------------------


Three and Six Months Ended March 31, 2000 Compared to Three and Six Months Ended
--------------------------------------------------------------------------------
March 31, 1999
--------------

Revenues - Revenues increased to $31,420,000 and $60,093,000 for the three and six month periods ended March 31, 2000 from $17,290,000 and $33,127,000 for the comparable periods in 1999. This represents revenue increases of 81.7% and 81.4% for the three and six month periods ended March 31, 2000, respectively, as compared to the comparable periods in 1999. Of such increase in revenues, approximately $6,661,000 and $11,196,000 were attributable to increased calling volumes from existing clients, and $7,469,000 and $15,770,000 were attributable to new clients, for the three and six month periods ended March 31, 2000, respectively.

Cost of Services - Cost of services increased to $24,039,000 and $46,373,000 for the three and six month periods ended March 31, 2000 from $13,144,000 and $25,094,000 for the comparable periods in 1999. As a percentage of revenues, cost of services increased to 76.5% and 77.2% for the three and six month periods ended March 31, 2000, as compared to 76.0% and 75.8% for the comparable periods in 1999. The increase in cost of services as a percentage of revenues during the three and six months is attributable to higher volumes of lower revenue rate work.

The Company anticipates that cost of services, as a percentage of revenues, may continue to increase during the year to the degree that large volume opportunities warrant the Company offering appropriate pricing discounts, to the extent that the Company requires a longer period of time to generate acceptable levels of utilization at its new call centers, and/or the Company experiences upward pressures on hourly wages as a result of tighter or more competitive labor markets.

Selling, General and Administrative - Selling, general and administrative expenses increased to $6,025,000 and $11,527,000 for the three and six month periods ended March 31, 2000 from $3,663,000 and $7,246,000 for the comparable periods in 1999. As a percentage of revenues, selling, general and administrative expenses decreased to 19.2% in each of the three and six month periods ended March 31, 2000, as compared to 21.2% and 21.9% for the comparable periods in 1999. The decrease was primarily the result of better utilization of infrastructure and increasing revenues being serviced by the Company's infrastructure.

Interest Income (Expense) - Interest expense for the six months ended March 31, 2000, was $64,000 and was incurred on borrowings on the Company's line of credit. There was no interest expense incurred during the three months ended March 31, 2000. Interest income for the three and six months ended March 31, 1999, was $69,000 and $176,000, respectively, and was earned by investing the remaining proceeds of the Company's initial public offering in marketable securities and cash equivalents.

Income Taxes - Income tax expense for the three and six month periods ended March 31, 2000 and 1999, was $473,000 and $742,000 and $207,000 and $361,000,
respectively, and represents income taxes based upon an effective tax rate of 37.5% in both fiscal 2000 and 1999. This tax rate is reflective of both the U.S. and Canadian Federal tax rates and the state and provincial tax rates in effect where the Company does business coupled with certain implemented tax planning strategies.

Liquidity and Capital Resources
-------------------------------

Historically, the Company's primary sources of liquidity have been cash flow from operations and borrowings under its credit facilities. These funds, combined with the proceeds of the Company's initial public offering in September 1996, have provided the liquidity to finance the growth of the Company.

On March 21, 1997, the Company entered into a $4.0 million line of credit facility (the "Credit Facility") with PNC Bank (the "Bank"). The Credit Facility replaced the Company's former term loan and credit facility. The Credit Facility originally expired on April 1, 1998, but was subsequently extended by the Bank. On September 28, 1999, the term of the Credit Facility was extended to September 30, 2000, subject to renewal, and the amount available under the Credit Facility was increased to $10.0 million. On November 24, 1999, the amount available under the Credit Facility was increased to $15.0 million. Outstanding balances bear interest at the Company's option at either the LIBOR rate plus 95 basis points or at the Bank's prime rate minus fifty basis points. The Credit Facility contains financial covenants and certain restrictions which, among others, restrict the Company's ability to incur additional debt or dispose of its assets. As of March 31, 2000, the Company did not have any borrowings outstanding on the Credit Facility.

Under a separate agreement dated February 22, 1997, with PNC Leasing Corporation, the Company had up to $6.0 million available for the purpose of leasing call center equipment. The $6.0 million commitment expired on April 1, 1998, and required that such leases meet the accounting definition of an operating lease with rent to be paid over a period not to exceed sixty months. Under this agreement, the Company entered into operating leases for equipment with an aggregate total cost of $4.1 million.

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

Under a separate agreement dated May 28, 1999, with PNC Leasing Corporation, the Company established an additional lease facility of $8.0 million available for purposes of leasing call center equipment. In September 1999, this commitment was reduced to $5.0 million at the same time that the Credit Facility was increased from $4.0 million to $10.0 million. The $5.0 million commitment expires on September 30, 2000 and requires that such leases meet the accounting definition of an operating lease with rent to be paid over a period not to exceed sixty months. Under this agreement, as of March 31, 2000, the Company has entered into operating leases for equipment with an aggregate total cost of $2.7 million.

In June 1999, RMHTI entered into an agreement with GATX Technology Finance Inc. ("GATX") for a $5.0 million CDN lease facility which was increased in September 1999 to $10.0 million CDN. Under the terms of this lease facility, leases must meet the accounting definition of an operating lease with rent to be paid over a period not to exceed sixty months. Under this agreement, as of March 31, 2000, the Company has entered into operating leases for equipment with an aggregate total cost of $8.4 million CDN. On April 26, 2000, GATX assigned its rights under the lease to Royal Bank of Canada.


Net cash provided by operating activities was approximately $8.4 million for the six months ended March 31, 2000 and net cash used in operating activities was $629,000 during the six months ended March 31, 1999. The cash provided by operations in the fiscal 2000 period resulted from the Company's net income for the period and decrease in the Company's accounts receivable offset by an increase in prepaid expenses and other assets coupled with a decrease in accounts payable and accrued expenses.

The Company's teleservices operations will continue to require significant capital expenditures. Capital expenditures during the six months ended March 31, 2000 and 1999, were $1,137,000 and $531,000, respectively. The Company expects to allocate approximately $6.0 million for capital equipment expenditures from its operating lease facilities during the remainder of the fiscal year ending September 30, 2000, primarily for call center capacity expansion and other enhancements of technology used throughout its call center operations.

As required under a certain customer contract, the Company spent $2.0 million in the three months ended September 30, 1999, $1.0 million in the three months ended December 31, 1999, and $175,000 during three months ended March 31, 2000. The Company expects to spend up to an additional $0.6 million under that customer contract.

The Company believes that funds generated from operations, together with the available credit under the Credit Facility and the lease lines of credit, will be sufficient to finance its current operations and planned capital expenditures at least through December 31, 2000.

The Company has entered into a joint venture with Advanta Partners to create a new entity called 365biz.com LP. RMH owns a 49% interest in the venture. 365biz.com provides Web design, hosting and membership services to small and medium sized businesses. Additionally, 365biz.com provides a variety of online options and features including Internet access, e-mail accounts, search engine posting and e-commerce related services. The venture was launched in response to the growing demand for flexible and inexpensive Web solutions. The Company is committed to provide the joint venture additional capital funding of $0.5 million which is expected to be paid in the year ending September 30, 2000. In addition, the Company will extend up to $1.0 million of normal trade credit for services the Company is expected to provide to the joint venture.

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

The reportable segments have been identified because they have separate management teams and predominantly serve separate classes of customers via specific call centers. The accounting policies of the reportable segments are the same as those of the consolidated Company. The Company evaluates the performance of its operating segments based on operating income (loss) and corporate assets and costs are allocated to the segments based upon segment revenue. Intersegment sales and transfers are not significant.

Financial information for each business segment as of March 31, 2000 and 1999 and for the three and six months then ended is as follows:


                                     For the Three months Ended March 31,    For the Six months Ended March 31,
                                     ------------------------------------    ----------------------------------
                                          2000                   1999             2000                1999
                                     -------------           ------------    --------------       -------------
Revenue:
   Insurance                            $9,387,000             $7,321,000       $16,814,000         $16,327,000
   Financial services                   11,509,000              8,985,000        19,713,000          15,746,000
   Telecommunications                   10,524,000                984,000        23,566,000           1,054,000
                                     -------------           ------------    --------------       -------------
                                       $31,420,000            $17,290,000       $60,093,000         $33,127,000
                                     =============           ============    ==============       =============

Operating income (loss):
   Insurance                            $1,076,000               $874,000        $1,752,000            $792,000
   Financial services                      (87,000)               104,000          (681,000)            237,000
   Telecommunications                      367,000               (495,000)        1,122,000            (242,000)
                                     -------------           ------------    --------------       -------------
                                        $1,356,000               $483,000        $2,193,000            $787,000
                                     =============           ============    ==============       =============

Depreciation and amortization:
   Insurance                               $71,000               $190,000          $138,000            $413,000
   Financial services                      230,000                183,000           449,000             318,000
   Telecommunications                      189,000                 12,000           368,000              21,000
                                     -------------           ------------    --------------       -------------
                                          $490,000               $385,000          $955,000            $752,000
                                     =============           ============    ==============       =============

Capital expenditure:
   Insurance                              $113,000                $95,000          $237,000            $172,000
   Financial services                       69,000                187,000           149,000             276,000
   Telecommunications                      495,000                 39,000           751,000              83,000
                                     -------------           ------------    --------------       -------------
                                          $677,000               $321,000        $1,137,000            $531,000
                                     =============           ============    ==============       =============
                                                   March 31
                                     ------------------------------------
                                         2000                    1999
                                     -------------           ------------
Total assets:
   Insurance                           $15,986,000            $21,667,000
   Financial services                   10,128,000              8,258,000
   Telecommunications                    9,166,000                549,000
                                     -------------           ------------
                                       $35,280,000            $30,474,000
                                     =============           ============

Geographic information

   Property and equipment:
   United States                        $3,491,000             $3,826,000
   Canada                                  869,000                      -
                                     -------------           ------------
                                        $4,360,000             $3,826,000
                                     =============           ============

The Company's revenues during the three and six months ended March 31, 2000 and 1999 were generated entirely from customers within the United States.

From time to time, when customer demand of a particular segment exceeds that segment's resources, the additional volume is serviced by other segments' call centers and revenue is recorded in the servicing segment. Revenue based on clients' industries without regard to the segment providing the service is as follows:

                                For the Three Months Ended             For the Six Months Ended
                                         March 31                              March 31
                            ----------------------------------    --------------------------------
                                   2000               1999             2000             1999
                            ----------------   ---------------    --------------  ----------------
   Insurance                $   9,319,000      $   7,321,000      $  18,485,000    $  16,327,000
   Financial Services          10,990,000          8,985,000         19,984,000       15,746,000
   Telecommunications          11,111,000            984,000         21,624,000        1,054,000


Recent Accounting Pronouncements
--------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," which must be adopted by the Company in the year ending September 30, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As the Company does not currently hold derivative instruments or engage in hedging activities, the adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations.

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

The table below represents principal (or notional) amounts and related weighted average interest rates for the Company's investment portfolio as of March 31, 2000 and 1999. All investments mature in one year or less.

                                  Principal Amount               Fair Value
                                  ----------------               ----------
                                   (in thousands)              (in thousands)
                                      March 31                    March 31
                                ---------------------     ----------------------
                                 2000           1999       2000           1999
                                 ----           ----       ----           ----
Assets
------
Cash equivalents:
   Variable rate                $4,326        $   50      $4,326        $   50
   Average interest rate            --%         4.84%         --%         4.84%

Marketable Securities:
   Fixed rate                   $   --         4,450      $   --        $4,354
   Average interest rate            --%         4.91%         --%         4.91%
                                ------        ------      ------        ------
Total Investments               $4,326        $4,500 *    $4,326        $4,404
                                ======        ======      ======        ======

* Includes $31,000 of unaccrued interest received at maturity

PART II: OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

               On March 2, 2000, the Company held its Annual Meeting of
            Shareholders (the "Annual Meeting") at which the holders of the Company's Common stock voted in an election of two members of the Company's Board of Directors to three year terms expiring at the Company's 2003 Annual Meeting of Shareholders. The total number of shares of Common stock represented at the Annual Meeting were 5,683,532 constituting a quorum. Both nominees of the Board of Directors were re-elected. The following is a report of the votes cast at the Annual Meeting for each nominee for director.


                        Nominee Name        Votes For       Withhold Authority
                        ------------        ---------       ------------------
                     Mitchell L. Hollin     5,393,132            290,400
                     David P. Madigan       5,393,132            290,400

               As of March 31, 2000 the other directors whose terms of office continued after the Annual Meeting were John Fellows, Herbert Kurtz, Gary Neems and Derek Lubner. Messrs. Hollin, Neems and Lubner subsequently resigned from the Board of Directors.

               At the Annual Meeting, the shareholders also approved a proposal to ratify the choice of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending September 30, 2000. The following is a report of the votes cast with respect to this proposal.

                         Votes For        Votes Against          Abstain
                         ---------        -------------          -------
                         5,683,532              0                   0

               At the Annual Meeting, the shareholders also approved a proposal to amend the Company's Stock Incentive Plan ("Plan") to increase the number of shares of Common stock available for grants of Options or Awards (as defined in the Plan) under the Plan from 950,000 to 1,450,000. The following is a report of the votes cast with respect to this proposal.

                         Votes For        Votes Against          Abstain
                         ---------        -------------          -------
                         5,042,252           639,680              1,600

Item 5:  Other Information
                     None.

Item 6:  Exhibits and Reports on Form 8-K
                     a.  Exhibits:
                           27.0  -  Financial Data Schedule
                     b.  Reports on Form 8-K:
                           The Company filed a Current Report on Form 8-K on April 14, 2000 announcing the acquisition by R-T Investors, LLC, of approximately 49% of the issued and outstanding shares of the Company's Common stock, the purchase of 126,315 shares of the Company's Common stock by certain officers of the Company and the resignation of two members of the Company's Board of Directors.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        RMH Teleservices, Inc.



DATED: May 15, 2000                     BY:  /s/ John A. Fellows
                                           --------------------------
                                           John A. Fellows
                                           Chief Executive Officer



DATED: May 15, 2000                     BY:  /s/ Noah S. Asher
                                           ------------------------
                                           Noah S. Asher
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)