Form 10-Q
period 2000-06-30
RMH TELESERVICES INC
filed 2000-08-14
CIK 1017958

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  June 30, 2000

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

                            Yes   X        No _____
                                -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common stock, as of the latest practicable date: 8,341,521 shares of Common stock outstanding as of August 14, 2000.

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q


                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheets at
         June 30, 2000 and September 30, 1999  .........................     3

         Consolidated Statements of Operations for the
         Three Months Ended June 30, 2000 and 1999 .....................     4

         Consolidated Statements of Operations for the
         Nine Months Ended June 30, 2000 and 1999 ......................     5

         Consolidated Statements of Cash Flows for the
         Nine Months Ended June 30, 2000 and 1999 ......................     6

         Notes to Consolidated Financial Statements ....................     7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .................     11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....     18

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................     19


SIGNATURES..............................................................     20

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                  ASSETS                                June 30,          September 30,
                  ------
                                                         2000                 1999
                                                      ----------          -------------
CURRENT ASSETS:
  Cash and cash equivalents                           $2,546,000           $   696,000
  Accounts receivable, net of  allowance
     for doubtful accounts of $153,000
     and $150,000, respectively                        23,062,000           28,194,000
  Prepaid expenses and other current
     assets                                             4,931,000            3,248,000
                                                      -----------          -----------
       Total current assets                            30,539,000           32,138,000
                                                      -----------          -----------

 INVESTMENT IN JOINT
    VENTURE                                               448,000              378,000
                                                      -----------          -----------

PROPERTY AND EQUIPMENT                                 14,763,000           12,301,000)
  Less - Accumulated depreciation and
     amortization                                      (9,527,000)          (8,123,000)
                                                      -----------          -----------

       Net property and equipment                       5,236,000            4,178,000
                                                      -----------          -----------

   DEFERRED INCOME TAXES                                   44,000               44,000
                                                      -----------          -----------

OTHER ASSETS                                            2,329,000            2,657,000
                                                      -----------          -----------

                                                      $38,596,000          $39,395,000
                                                      ===========          ===========
            LIABILITIES AND
        SHAREHOLDERS' EQUITY                            June 30,         September 30,
        --------------------
                                                         2000                1999
                                                      ------------       -------------
CURRENT LIABILITIES:
  Line of credit                                      $          -        $  3,700,000
  Accounts payable                                       5,835,000           2,326,000
  Income taxes payable                                     223,000             614,000
  Accrued expenses                                       5,359,000           8,106,000
  Deferred income taxes                                    861,000             861,000
                                                      ------------        ------------

       Total current liabilities                        12,278,000          15,607,000
                                                      ------------        ------------

SHAREHOLDERS' EQUITY:

  Common stock                                          49,462,000          49,288,000
  Deferred compensation                                   (128,000)           (158,000)
  Accumulated deficit                                  (23,217,000)        (25,342,000)
  Cumulative foreign currency translation
     adjustment                                            201,000                   -
                                                      ------------        ------------

       Total shareholder's equity                       26,318,000          23,788,000
                                                      ------------        ------------




                                                      $ 38,596,000        $ 39,395,000
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

                                                                              For the Three Months Ended
                                                                                       June 30
                                                                         ------------------------------------
                                                                            2000                     1999
                                                                         -----------              -----------
REVENUES                                                                 $34,799,000              $20,627,000
                                                                         -----------              -----------

OPERATING EXPENSES:
   Cost of services                                                       26,476,000               15,585,000
   Selling, general  and administrative                                    6,567,000                4,411,000
                                                                         -----------              -----------
          Total operating expenses                                        33,043,000               19,996,000
                                                                         -----------              -----------

      Operating income                                                     1,756,000                  631,000

EQUITY IN LOSSES OF JOINT VENTURE                                            335,000                        -

INTEREST INCOME, net                                                          14,000                   72,000
                                                                         -----------              -----------

      Income before income taxes                                           1,435,000                  703,000

INCOME TAXES                                                                 546,000                  264,000
                                                                         -----------              -----------

NET INCOME                                                               $   889,000              $   439,000
                                                                         ===========              ===========

BASIC INCOME PER COMMON SHARE                                            $       .11              $       .05
                                                                         ===========              ===========

DILUTED INCOME PER COMMON SHARE                                          $       .10              $       .05
                                                                         ===========              ===========

SHARES USED IN COMPUTING BASIC
   INCOME PER COMMON SHARE                                                 8,313,000                8,120,000
                                                                         ===========              ===========

SHARES USED IN COMPUTING DILUTED
   INCOME PER COMMON SHARE                                                 8,945,000                8,416,000
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


                                                                           For the Nine Months Ended
                                                                                    June 30
                                                                    --------------------------------------
                                                                        2000                       1999
                                                                    -----------                -----------
REVENUES                                                            $94,892,000                $53,754,000
                                                                    -----------                -----------

OPERATING EXPENSES:
   Cost of services                                                  72,849,000                 40,679,000
   Selling, general and administrative                               18,094,000                 11,657,000
                                                                    -----------                -----------
          Total operating expenses                                   90,943,000                 52,336,000
                                                                    -----------                -----------

      Operating income                                                3,949,000                  1,418,000

EQUITY IN LOSSES OF JOINT VENTURE                                       486,000                          -

INTEREST INCOME (EXPENSE), net                                          (50,000)                   248,000
                                                                    -----------                -----------

      Income before income taxes                                      3,413,000                  1,666,000

INCOME TAXES                                                          1,288,000                    625,000
                                                                    -----------                -----------

NET INCOME                                                          $ 2,125,000                $ 1,041,000
                                                                    ===========                ===========

BASIC INCOME PER COMMON SHARE                                       $       .26                $       .13
                                                                    ===========                ===========

DILUTED INCOME PER COMMON SHARE                                     $       .24                $       .13
                                                                    ===========                ===========

SHARES USED IN COMPUTING BASIC

     INCOME PER COMMON SHARE                                          8,296,000                  8,120,000
                                                                    ===========                ===========

SHARES USED IN COMPUTING DILUTED

     INCOME PER COMMON SHARE                                          8,824,000                  8,316,000
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

                                                                             For the Nine Months Ended
                                                                                     June 30
                                                                      ---------------------------------------
                                                                          2000                        1999
                                                                      -----------                 -----------
OPERATING ACTIVITIES:
   Net income                                                         $ 2,125,000                 $ 1,041,000
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities --
       Amortization of deferred compensation                               30,000                      32,000
       Depreciation and amortization                                    1,404,000                   1,178,000
       Equity in losses of joint venture                                  486,000                           -
       Issuance of Common stock options for
           services rendered                                                    -                      12,000
       Changes in operating assets and liabilities -
          Accounts receivable                                           5,132,000                  (4,013,000)
          Prepaid expenses and other current assets                    (1,683,000)                 (1,277,000)
          Other assets                                                    328,000                      (4,000)
          Accounts payable and accrued expenses                           371,000                   2,865,000
                                                                      -----------                 -----------
               Net cash provided by (used in) operating
                activities                                              8,193,000                    (166,000)
                                                                      -----------                 -----------

INVESTING ACTIVITIES:
   Purchases and development of property and equipment                 (2,462,000)                 (1,136,000)
   Investment in joint venture                                           (556,000)                          -
   Purchases of marketable securities                                           -                  (7,007,000)
   Maturities of marketable securities                                          -                  10,447,000
                                                                      -----------                 -----------
               Net cash provided by (used in) investing
                activities                                             (3,018,000)                  2,304,000
                                                                      -----------                 -----------

FINANCING ACTIVITIES:
   Net repayments on line of credit                                    (3,700,000)                          -
   Common stock options exercised                                         174,000                           -
                                                                      -----------                 -----------
               Net cash used in  financing activities                  (3,526,000)                          -
                                                                      -----------                 -----------

EFFECT OF EXCHANGE RATE CHANGES                                           201,000                           -
                                                                      -----------                 -----------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                                 1,850,000                   2,138,000
CASH AND CASH EQUIVALENTS,

   BEGINNING OF PERIOD                                                    696,000                   4,179,000
                                                                      -----------                 -----------
CASH AND CASH EQUIVALENTS,

   END OF PERIOD                                                      $ 2,546,000                 $ 6,317,000
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



NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION:
----------------------------------------------

RMH Teleservices, Inc. and subsidiaries ("RMH" or the "Company") is a leading provider of inbound and outbound telemarketing, inbound customer service and e-commerce customer contact programs for major corporations on both a business-to-business and business-to-consumer basis. Founded in 1983, the Company is headquartered in Bryn Mawr, Pennsylvania and has 21 facilities, comprising 19 call centers and 2 quality centers throughout the United States and Canada.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company. Operating results for the three and nine month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.



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

The following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations:

                                                           For the Three Months Ended June 30
                            ---------------------------------------------------------------------------------------------------
                                                  2000                                                1999
                            ----------------------------------------------       ----------------------------------------------
                              Income             Shares          Per Share          Income            Shares          Per Share
                            (Numerator)       (Denominator)       Amount         (Numerator)       (Denominator)        Amount
                            -----------       -------------       ------         -----------       -------------        ------
Basic income per
  Common share:
    Net income                 $889,000           8,313,000         $.11            $439,000           8,120,000          $.05
                                                                    ====                                                  ====
Effect of dilutive
 securities:
    Stock warrants                  ---                 ---                              ---             142,000
    Stock options                   ---             566,000                              ---             112,000
    Restricted stock                ---              66,000                              ---              42,000
                               --------           ---------                         --------           ---------
Diluted income per
  Common share:
    Net income and
    assumed conversion
    of dilutive
    securities                 $889,000           8,945,000         $.10            $439,000           8,416,000          $.05
                               ========           =========         ====            ========           =========          ====

                                                           For the Three Months Ended June 30
                            ---------------------------------------------------------------------------------------------------
                                                  2000                                                1999
                            ----------------------------------------------       ----------------------------------------------
                              Income             Shares          Per Share          Income            Shares          Per Share
                            (Numerator)       (Denominator)       Amount         (Numerator)       (Denominator)        Amount
                            -----------       -------------       ------         -----------       -------------        ------
Basic income per
  Common share:
    Net income               $2,125,000           8,296,000         $.26          $1,041,000           8,120,000          $.13
                                                                    ====                                                  ====
Effect of dilutive
 securities:
    Stock warrants                  ---                 ---                              ---             142,000
    Stock options                   ---             469,000                              ---              40,000
    Restricted stock                ---              59,000                              ---              14,000
                             ----------           ---------                       ----------           ---------
Diluted income per
 Common share:
   Net income and
   assumed conversion
   of dilutive
   securities                $2,125,000           8,824,000         $.24          $1,041,000           8,316,000          $.13
                             ==========           =========         ====          ==========           =========          ====

Options to purchase approximately 2,000 and 498,000 shares of Common stock with an average exercise price of $12.50 and $3.72 were outstanding during the three months ended June 30, 2000 and 1999, respectively, and options to purchase approximately 12,000 and 589,000 shares of Common stock with an average exercise price of $7.02 and $3.45 were outstanding during the nine months ended June 30, 2000 and 1999, respectively, but were not included in the computation of diluted income per Common share because the exercise prices of the options were greater than the average market price of the Common shares during the respective periods. The options, which are to expire at various times through April 2010, were still outstanding as of June 30, 2000.

NOTE 3 - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK:
---------------------------------------------------------

The Company is dependent on several large customers for a significant portion of its revenues. Three customers accounted for 61.8% and 62.2% of revenues for the three and nine months ended June 30, 2000, respectively, and 81.3% and 81.5% of revenues for the three and nine months ended June 30, 1999, respectively. The loss of one or more of these customers could have a materially adverse effect on the Company"s business.

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of the Company"s customers. The Company does not require collateral or other securities to support customer receivables. The Company's customers with the two largest outstanding balances had amounts owing of approximately $5.5 million and $4.5 million, respectively, at June 30, 2000. The third, fourth and fifth largest of the Company's customers are engaged in transactions with each other and represent a single credit risk to the Company. At June 30, 2000, the accounts receivable from the customers that represent a single credit risk were approximately $4.0 million.

NOTE 4 - COMPREHENSIVE INCOME:
------------------------------

The Company's comprehensive income includes net income and gains and losses from foreign currency translation adjustments.

The Company's total comprehensive income, net of tax, is as follows:

                                       For the Three Months Ended                 For the Nine Months Ended
                                                  June 30                                   June 30
                                   ----------------------------------         ---------------------------------
                                       2000                  1999                 2000                 1999
                                   ------------          ------------         -------------       -------------
Net income                         $     889,000         $    439,000         $   2,125,000       $   1,041,000
Foreign currency
  translation adjustment                 133,000                   --               201,000                  --
                                   -------------         ------------         -------------       -------------
  Comprehensive income             $   1,022,000         $    439,000         $   2,326,000       $   1,041,000
                                   =============         ============         =============       =============


NOTE 5 - CUSTOMER CONTRACT:
---------------------------

In August 1999, the Company entered into a contract with a new customer to provide in-bound teleservices over a four-year period. In connection with the execution of this contract, the Company mad a $2,000,000 payment to the customer during the three months ended September 30, 1999, and an additional $1,000,000 payment in the three months ended December 31, 1999. The payments are refundable on a pro-rata basis over the contract term if the agreement is terminated. The payments are included in other non-current assets in the accompanying consolidated balance sheets, and are being amortized to cost of services over the contract term. In addition, the Company is obligated to spend $800,000 for the development of a voice response unit application to be used in providing certain services to the customer. As of June 30, 2000, the Company has incurred $391,000 related to this application, of which $216,000 was incurred in the three months ended June 30, 2000. The balance of the development costs ($409,000) is anticipated to be incurred by March 31, 2001 and the Company can recover such costs through billings to the customer based on usage of the system.

NOTE 6: JOINT VENTURE

The Company has a joint venture, 365biz.com LP, with Advanta Partners LP to provide web design, hosting and membership services to the nation's small and medium sized businesses that do not currently have a web presence. Per the limited partnership agreement, to obtain a 49% minority ownership interest in the joint venture the Company was committed to provide the joint venture with capital funding of $922,000, of which $466,000 was provided as of September 30, 1999 and the remainder of which was paid during the three months ended June 30, 1999. In addition, the Company is to extend up to $1,000,000 of normal trade credit for services the Company provides to the joint venture.

Per the limited partnership agreement, the Company was allocated 33.3% of the joint venture's initial losses and was to be allocated subsequent profits, if any, until such time as the Company's and Advanta's equity accounts equaled their original funding commitments. At that time, profits and losses would be allocated based upon ownership percentages.

The Company has accounted for the joint venture under the equity method of accounting, thereby recognizing its share of the joint venture's losses to date per the limited partnership agreement.

During the three months ended June 30, 2000, the Company elected to increase its investment in the joint venture above its original commitment and to reduce by an equal amount the trade credits provided to the venture. Therefore, starting in the three months ended June 30, 2000, the Company has recorded its share of the joint venture's losses under the equity method of accounting at its new allocation percentage of 49%.

Item 2 - Management"s Discussion and Analysis of Financial Condition and Results of Operations


Safe Harbor for Forward-Looking Statements
------------------------------------------

From time-to-time, the Company may publish statements which are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company"s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company"s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company"s business include, but are not limited to: (i) reliance on principal client relationships in the insurance, financial services and telecommunications industries; (ii) fluctuations in quarterly results of operations due to the timing of clients" telemarketing campaigns, the commencement and expiration of contracts, the timing of opening new call centers and expansion of existing call centers, the amount of new business generated by the Company, changes in the Company's revenue mix among its various customers, bonus arrangements continuing to be negotiated with clients, and if negotiated, any amount being earned, the timing of additional selling, general and administrative expenses to acquire and support such new business, and changes in competitive conditions affecting the telemarketing industry; (iii) difficulties of managing growth profitably; (iv) dependence on the services of the Company"s executive officers and other key operations and technical personnel; (v) changes in the availability of qualified employees; (vi) fluctuations in US dollar and Canadian dollar exchange rates; (vii) performance of automated call-processing systems and other technological factors; (viii) reliance on independent long-distance companies; (ix) changes in government regulations affecting the teleservices and telecommunications industries; (x) competition from other outside providers of teleservices and in-house telemarketing operations of existing and potential clients; (xi) competition from providers of other marketing formats, such as direct mail and emerging strategies such as interactive shopping and marketing over the Internet; and (xii) realization of revenues, unexpected expenses, and viability of RMH's joint venture 365biz.com LP.

Overview
--------

The Company is a leading outsourcing provider of outbound and inbound customer relationship management programs predominantly to major corporations in the insurance, financial services and telecommunications industries. Founded in 1983, the Company opened its first call center in 1985 to support the marketing efforts of its consulting customers. At the present time, outbound business-to-consumer teleservices is the predominant business of the Company.

In December 1998, RMH Teleservices International Inc. ("RMHTI"), a wholly owned subsidiary, was incorporated in the Province of New Brunswick, Canada for the purpose of conducting the Company"s business operations in Canada. During fiscal 1999, RMHTI entered into leases for premises in Oromocto, New Brunswick, Brantford, Ontario and Saint John, New Brunswick for new call centers. The call center in Oromocto, New Brunswick commenced operations in March 1999 with 200 workstations, and in June 1999 was expanded to 313 workstations. The call center in Brantford, Ontario began initial operations in July 1999 with 250 workstations and in October 1999 was expanded to 380 workstations. The call center in Saint John, New Brunswick commenced operations in August 1999 with 144 workstations and was expanded to 344 workstations in February 2000. A new call and quality center in Sarnia, Ontario, with 300 workstations, and a new call center in Sault Ste. Marie, Ontario, with 230 workstations, commenced operations in June 2000. RMHTI has received financial incentives from the Canadian provincial governments of Ontario and New Brunswick totaling $3.1 million and expects to receive an additional $1.4 million over the next three years. These incentives offset various start-up, payroll and operating costs associated with the new Canadian call centers. In the three months ended June 30, 2000, the Company incurred payroll costs associated with the Oromocto, Saint John, Sarnia and Sault Ste. Marie call centers totaling $219,000, which were offset against the financial incentives received from the Canadian provincial governments of Ontario and New Brunswick. The remaining amounts are primarily being amortized against payroll costs over the next three years.

In addition to the call centers in Canada, the Company operates 14 call centers in the United States which had an aggregate of 1,809 workstations at June 30, 2000. The call center in Sgt. Bluff, Iowa ceased operations in June 2000.

Results of Operations
---------------------

Three and Nine Months Ended June 30, 2000 Compared to Three and Nine Months
---------------------------------------------------------------------------
Ended June 30, 1999
-------------------

Revenues - Revenues increased to $34,799,000 and $94,892,000 for the three and nine month periods ended June 30, 2000 from $20,627,000 and $53,754,000 for the comparable periods in 1999. This represents revenue increases of 68.7% and 76.5% for the three and nine month periods ended June 30, 2000, respectively, as compared to the comparable periods in 1999. Of such increase in revenues, approximately $2,387,000 and $13,746,000 were attributable to increased calling volumes from existing clients, for the three and nine month periods ending June 30, 2000 respectively, and $11,785,000 and $27,392,000 were attributable to new clients for the three and nine month periods ended June 30, 2000, respectively. Included in the revenue for the three and nine month periods ended June 30, 2000 are performance related bonuses of $1,760,000 and $2,108,000 respectively.

Cost of Services - Cost of services increased to $26,476,000 and $72,849,000 for the three and nine month periods ended June 30, 2000 from $15,585,000 and $40,679,000 for the comparable periods in 1999. As a percentage of revenues, cost of services increased to 76.1% and 76.8% for the three and nine month periods ended June 30, 2000, as compared to 75.6% and 75.7% for the comparable periods in 1999. The increase in cost of services as a percentage of revenues during the three and nine months is attributable to startup costs of 2 new call centers incurred in the three months ended June 30, 2000, for which only minimal revenue was realized during the three and nine months period ended on that date.

Selling, General and Administrative - Selling, general and administrative expenses increased to $6,567,000 and $18,094,000 for the three and nine month periods ended June 30, 2000 from $4,411,000 and $11,657,000 for the comparable periods in 1999. As a percentage of revenues, selling, general and administrative expenses decreased to 18.9% and 19.1% for the three and nine month periods ended June 30, 2000, as compared to 21.4% and 21.7% for the comparable periods in 1999. The decrease was primarily the result of better utilization of infrastructure and increasing revenues being serviced by the Company's infrastructure.

Interest Income (Expense), net - Interest income during the three months ended June 30, 2000 was $14,000. Interest expense, net of interest income for the nine months ended June 30, 2000, was $50,000 and was incurred on borrowings on the Company's line of credit. Interest income for the three and nine months ended June 30, 1999, was $72,000 and $248,000, respectively, and was earned by investing cash in marketable securities and cash equivalents.

Income Taxes - Income tax expense for the three and nine month periods ended June 30, 2000 and 1999 was $546,000 and $1,288,000 and $264,000 and $625,000,
respectively, and represents income taxes based upon an effective tax rate of 38% in both fiscal 2000 and 1999. This tax rate is reflective of both the U.S. and Canadian Federal tax rates and the state and provincial tax rates in effect where the Company does business coupled with certain implemented tax planning strategies.

Liquidity and Capital Resources
-------------------------------

Historically, the Company's primary sources of liquidity have been cash flow from operations and borrowings under its credit facilities. These funds, combined with the proceeds of the Company's initial public offering in September 1996, have provided the liquidity to finance the growth of the Company.

On March 21, 1997, the Company entered into a $4.0 million line of credit facility (the "Credit Facility") with PNC Bank (the "Bank"). The Credit Facility replaced the Company"s former term loan and credit facility. The Credit Facility originally expired on April 1, 1998, but was subsequently extended by the Bank. On September 28, 1999, the term of the Credit Facility was extended to September 30, 2000, subject to renewal, and the amount available under the Credit Facility was increased to $10.0 million. On November 24, 1999, the amount available under the Credit Facility was increased to $15.0 million. On May 23, 2000, the Credit Facility was amended, among other things, to lower the effective interest rate on outstanding balances to the lower of the LIBOR rate plus 95 basis points and the Bank's prime rate minus seventy-five basis points. The Credit Facility contains financial covenants and certain restrictions which, among others, restrict the Company's ability to incur additional debt or dispose of its assets. As of June 30, 2000, the Company did not have any borrowings outstanding on the Credit Facility.

Under a separate agreement dated February 22, 1997 with PNC Leasing Corporation, the Company had up to $6.0 million available for the purpose of leasing call center equipment. The $6.0 million commitment expired on April 1, 1998, and required that such leases meet the accounting definition of an operating lease with rent to be paid over a period not to exceed sixty months. Under this agreement, the Company entered into operating leases for equipment with an aggregate total cost of $4.1 million.

Under a separate agreement dated March 10, 1998 with PNC Leasing Corporation, the Company established an additional lease facility of $6.0 million available for purposes of leasing call center equipment. The $6.0 million commitment expired on April 1, 1999, and required that such leases meet the accounting definition of an operating lease with rent to be paid over a period not to exceed sixty months. Under this agreement, the Company entered into operating leases for equipment with an aggregate total cost of $5.5 million.

Under a separate agreement dated May 28, 1999 with PNC Leasing Corporation, the Company established an additional lease facility of $8.0 million available for purposes of leasing call center equipment. In September 1999, this commitment was reduced to $5.0 million at the same time that the Credit Facility was increased from $4.0 million to $10.0 million. The $5.0 million commitment expires on September 30, 2000 and requires that such leases meet the accounting definition of an operating lease with rent to be paid over a period not to exceed sixty months. As of June 30, 2000, the Company has entered into operating leases for equipment under this agreement with an aggregate total cost of $3.7 million.

In June 1999, RMHTI entered into an agreement with GATX Technology Finance Inc. ("GATX") for a $5.0 million CDN lease facility which was increased in September 1999 to $10.0 million CDN. Under the terms of this lease facility, leases must meet the accounting definition of an operating lease with rent to be paid over a period not to exceed sixty months. As of June 30, 2000, the Company has entered into operating leases for equipment under this agreement with an aggregate total cost of $8.4 million CDN. On April 26, 2000, GATX assigned its rights under the lease to Royal Bank of Canada.

Net cash provided by operating activities was approximately $8.2 million for the nine months ended June 30, 2000 and net cash used in operating activities was $166,000 during the nine months ended June 30, 1999. The cash provided by operations in the fiscal 2000 period resulted from the Company's net income for the period coupled with a decrease in the Company"s accounts receivable and other assets and increase in accounts payable and accrued expenses offset by an increase in prepaid expenses.

The Company"s teleservices operations will continue to require significant capital expenditures. Capital expenditures during the nine months ended June 30, 2000 and 1999, were $2,462,000 and $1,136,000, respectively. The Company expects to allocate approximately $1.0 million for capital equipment expenditures from its operating lease facilities during the remainder of the fiscal year ending September 30, 2000, primarily for call center capacity expansion and other enhancements of technology used throughout its call center operations.

As required under a certain customer contract, the Company spent $2.0 million in the three months ended September 30, 1999, and $1.4 million in the nine months ended June 30, 2000. The Company expects to spend up to an additional $409,000 by March 31, 2001 under this customer contract.

The Company believes that funds generated from operations, together with the available credit under the Credit Facility and the lease lines of credit, will be sufficient to finance its current operations and planned capital expenditures at least through September 30, 2001.

The Company has entered into a joint venture with Advanta Partners to create a new entity called 365biz.com LP. RMH owns a 49% interest in the venture. 365biz.com provides Web design, hosting and membership services to small and medium sized businesses. Additionally, 365biz.com provides a variety of online options and features including Internet access, e-mail accounts, search engine posting and e-commerce related services. The venture was launched in response to the growing demand for flexible and inexpensive Web solutions. The Company was committed to provide the joint venture additional capital funding of $0.5 million which was paid in the three months ended June 30, 2000. In addition, the Company will extend up to $1.0 million of normal trade credit for services the Company is expected to provide to the joint venture. During the three months ended June 30, 2000, the Company elected to increase its investment in the joint venture above its original commitment and to reduce by an equal amount the trade credits provided to the venture. Therefore, starting in the three months ended June 30, 2000, the Company has recorded its share of the joint venture's losses under the equity method of accounting at its new allocation percentage of 49%.

Segment Information
-------------------

The Company operates the majority of its business activities in three business segments as follows:

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

Financial information for each business segment as of June 30, 2000 and 1999 and for the three and nine months then ended is as follows:


                                          For the Three Months Ended June          For the Nine Months Ended June
                                        ----------------------------------        -------------------------------
                                             2000                  1999                2000               1999
                                        -------------         ------------        -------------      ------------
Revenue:
     Insurance                          $   9,979,000         $  8,051,000        $  28,464,000      $ 24,378,000
     Financial                             12,546,000           11,746,000           32,530,000        27,492,000
     Telecommunication                     12,274,000              830,000           33,898,000         1,884,000
                                        -------------         ------------        -------------      ------------
                                        $  34,799,000         $ 20,627,000        $  94,892,000      $ 53,754,000
                                        =============         ============        =============      ============

Operating income (loss):
     Insurance                          $     492,000         $   (185,000)       $   1,280,000      $    607,000
     Financial                                566,000              556,000            1,253,000           793,000
     Telecommunication                        698,000              260,000            1,416,000            18,000
                                        -------------         ------------        -------------      ------------
                                        $   1,756,000         $    631,000        $   3,949,000      $  1,418,000
                                        =============         ============        =============      ============

Depreciation and amortization:
     Insurance                          $     122,000         $    155,000        $     260,000      $    568,000
     Financial                                288,000              267,000              737,000           585,000
     Telecommunication                         39,000                4,000              407,000            25,000
                                        -------------         ------------        -------------      ------------
                                        $     449,000         $    426,000        $   1,404,000      $  1,178,000
                                        =============         ============        =============      ============

Capital expenditures:
     Insurance                          $     438,000         $    259,000        $     675,000      $    431,000
     Financial                                422,000              338,000              571,000           614,000
     Telecommunication                        465,000                8,000            1,216,000            91,000
                                        -------------         ------------        -------------      ------------
                                        $   1,325,000         $    605,000        $   2,462,000      $  1,136,000
                                        =============         ============        =============      ============

                                                      June 30
                                        ----------------------------------
                                             2000                 1999
                                        -------------         ------------
Total assets:
     Insurance                          $   9,971,000         $ 13,392,000
     Financial                             14,211,000           17,493,000
     Telecommunication                     14,414,000              400,000
                                        -------------         ------------
                                        $  38,596,000         $ 31,285,000
                                        =============         ============

Geographic information
----------------------

     Property and equipment:
     United States                      $   2,869,000         $  4,005,000
     Canada                                 2,367,000                    -
                                        -------------         ------------
                                        $   5,236,000         $  4,005,000
                                        =============         ============

The Company's revenues during the three and Nine months ended June 30, 2000 and 1999 were generated entirely from customers within the United States.

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

The table below represents principal (or notional) amounts and related weighted average interest rates for the Company's investment portfolio as of June 30, 2000 and 1999. All investments mature in one year or less.

                                         Principal Amount                       Fair Value
                                         ----------------                       ----------
                                          (in thousands)                      (in thousands)
                                             June 30                             June 30
                                    --------------------------          ------------------------
                                      2000              1999              2000            1999
                                    --------          --------          --------        --------
Assets
------
Cash equivalents:
   Variable rate                    $  2,546          $    634          $  2,546        $    634
   Average interest rate                  --%             4.92%               --            4.92%

Marketable Securities:
   Fixed rate                       $     --             3,400          $     --        $  3,339
   Average interest rate                  --%             4.94%               --%           4.94%
                                    --------          --------          --------        --------
Total Investments                   $  2,546          $  4,034*         $  2,546        $  3,973
                                    ========          ========          ========        ========

* Includes $26,000 of unaccrued interest received at maturity

PART II: OTHER INFORMATION



Item 6:  Exhibits and Reports on Form 8-K

a.  Exhibits:

    10.1       - Fourth Amendment to Credit Agreement with PNC
                 Bank, N.A. dated May 23, 2000
    10.2       - Agreement: Targeted Wage Subsidy - Human
                 Resources Development Canada, Province of Ontario
    10.3       - Agreement: Youth Employment Initiatives - Human
                 Resources Development Canada, Province of Ontario
    10.4       - Agreement: Conditional Grant, Province of New
                 Brunswick, Canada
    27.0       - Financial Data Schedule

b.  Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on April 14, 2000, announcing the acquisition by R-T Investors, LLC, of approximately 49% of the Company's Common stock by certain officers of the Company and the resignation of two members of the Company's Board of Directors.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                RMH Teleservices, Inc.



DATED: August 14, 2000          BY: /s/ John A. Fellows
                                   --------------------------
                                   John A. Fellows
                                   Chief Executive Officer



DATED: August 14, 2000          BY: /s/ Noah S. Asher
                                   --------------------------
                                   Noah S. Asher
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)