Form 10-K
period 2000-09-30
RMH TELESERVICES INC
filed 2000-12-22
CIK 1017958

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K
     For Annual and Transition Reports Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

             [x] Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                 For the fiscal year ended September 30, 2000

                                      or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes    x      No ________
                             -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of December 21, 2000, 8,445,000 shares of Common stock were outstanding.

The aggregate market value of the shares of Common stock owned by non-affiliates of the Registrant as of December 21, 2000 was approximately $41.4 million (based upon the closing sales price of these shares as reported by the NASDAQ Stock Market's national market). Calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the Company include only directors, executive officers and stockholders filing Schedules 13D or 13G with the Company. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes by the Securities and Exchange Commission.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference in Part III.

                               TABLE OF CONTENTS

Item
No.                                                                                                            Page

                                               PART I
  1.  Business...............................................................................................   3

  2.  Properties.............................................................................................   8

  3.  Legal Proceedings......................................................................................   9

  4.  Submissions of Matters to a Vote of Security Holders...................................................   9

      Executive Officers of the Company......................................................................   9

                                               PART II

  5.  Market for Registrant's Common Equity and Related Shareholder Matters..................................  10

  6.  Selected Financial Data................................................................................  10

  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................  11

  7A.  Quantitative and Qualitative Disclosures about Market Risk..............................................18

  8.  Financial Statements and Supplementary Data............................................................  18

  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................  18

                                               PART III

  10.  Directors and Executive Officers of the Registrant....................................................  18

  11.  Executive Compensation................................................................................  18

  12.  Security Ownership of Certain Beneficial Owners and Management........................................  19

  13.  Certain Relationships and Related Transactions........................................................  19

                                               PART IV

  14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................................  19

        Signatures...........................................................................................  20

        Exhibit Index........................................................................................  21

     References to a given fiscal year in this Annual Report on Form 10-K are to the fiscal year ending on September 30/th/ of that year. For example, the phrases "fiscal 2000" or "2000 fiscal year" refer to the fiscal year ended September 30, 2000.

                                     PART I

ITEM 1.   BUSINESS
          --------

General

     RMH Teleservices, Inc. and its subsidiaries (collectively, "RMH", "Company", "we" or "us") is a leading provider of outsourced customer relationship management, or CRM, services, offering our clients multi-channel customer interaction solutions that permit our clients to more effectively manage their relationships with their customers. Our customer acquisition, service and retention programs enable our clients to generate increased sales, strengthen their customer relationships and keep their customers for longer periods of time. We offer our services to companies in intensely competitive industries with significant customer relationship needs such as telecommunications, financial services, insurance and technology. We have many long-term client relationships, reflecting the high quality service we provide. We maintain our competitive advantage through our well-trained workforce, vertical industry expertise and integrated technology solutions. We operate over 3,600 workstations within a network of 21 state-of-the-art customer interaction centers and two quality assurance centers throughout the United States and Canada. Our net revenue and income from operations for the fiscal year ended September 30, 2000 were $132.1 million and $5.6 million, respectively. This represents an increase of 64.5% and 142.5% respectively, compared to the fiscal year ended September 30, 1999.

Our Services

     Our services allow our clients to generate increased sales, strengthen their customer relationships and provide a high level of support to their customers. We design and implement customized CRM programs for our clients to determine the optimal solution for their particular needs and quickly implement high quality customer care solutions. Our services include customer acquisition, customer service and customer retention.

  Customer Acquisition. Our customer acquisition services are designed to secure new customers for our clients and can include a wide range of activities depending on our client needs. A sampling of these services includes:

  Sales. We offer direct sales services, which we often offer with other acquisition services such as lead generation and appointment setting.

  Order Processing. We receive orders for and process purchases of products or services in accordance with client specifications.

  Product Inquiry. We process and fulfill information requests for product or service offerings.

  Lead Generation and Appointment Setting. Using information provided by our clients, we identify and prioritize customer leads and schedule customer interactions with client representatives.

     Customer Service. Our customer service programs are designed to maintain and extend the customer relationship and maximize the long-term value of our clients' relationships with their customers. Our customer service offerings include the following:

  Technical Support. We offer help desk, product or service support including troubleshooting and other first-tier support services.

  Billing Information. We respond to billing and other account inquiries from our clients' customers.

  Product/Service Support. We manage customer complaints and product or service problems to promote faster resolution and follow predetermined procedures to ensure that the problems have been resolved.

  Verification. We confirm changes requested by customers in products or services.

     Customer Retention. Our customer retention services enable our clients to respond more effectively to their customers' needs and concerns, reward customers for their continued patronage and reinstate customers who have previously canceled their service. These services include:

  Satisfaction Surveys. We conduct satisfaction assessments to ascertain customer opinions regarding the quality of client product or service offerings.

  Customer Winback. We interact with our clients' customers who have allowed their service to lapse and attempt to regain their business and learn their reasons for discontinuing service.

  Sales Confirmation.  We confirm the receipt of products or services.

Our Clients

     Telecommunications. We provide a variety of CRM services for the nation's leading local, long-distance and wireless telecommunications companies. We expect the demand for CRM services within the telecommunications industry to increase as the industry evolves and responds to deregulation and as the number of products (e.g., long distance, cellular, paging and "800" services) and call features (e.g., call waiting, caller identification and voice mail) increases. We received 36.1%, 12.8% and 2.3%, of our net revenues in fiscal 2000, 1999 and 1998 respectively, from services provided to our telecommunications clients. One client accounted for 20.1% and another client accounted for 10.2% of net revenues for fiscal 2000.

     Financial Services. We provide CRM services to several large credit card issuers, banks and other financial and membership service institutions in the United States. Our services include customer account acquisition and retention programs, programs to sell credit card enhancement features such as higher credit limits, lower interest rates and lower fees and discounts on selected goods and services purchased through a variety of interest group clubs. We also cross-sell additional services such as home equity loans and related banking services. We received 33.7%, 46.9% and 31.6% of our net revenues in fiscal 2000, 1999 and 1998, respectively, from services provided to our financial services clients. One client accounted for 13.8% and another client accounted for 11.8% of net revenues for fiscal 2000.

     Insurance. We have been providing CRM services to the insurance industry in the United States for over 15 years. We believe this sector is extremely attractive to us due to its large size and the strength of our relationships with our insurance clients. We market such products as accidental death and dismemberment policies, graded benefit life insurance and other niche insurance products, such as pet insurance. As of September 30, 2000, we employed 147 agents licensed to sell insurance in one or more of a total of 47 states. We received 30.0%, 40.3% and 66.1% of our net revenues in fiscal 2000, 1999 and 1998, respectively, from services provided to our insurance clients. One client accounted for 29.2% of net revenues for fiscal 2000.

     Technology. We recently began offering CRM services to the technology sector and now provide CRM services to some of the nation's leading technology companies, primarily in the areas of hardware, software and Internet support.

Our Technology

     We have designed software and hardware systems, as well as our network infrastructure, to offer integrated, high-quality solutions to our clients. We have made significant investments in technology and continue to invest strategically in proven systems and software technologies in order to enhance our operational efficiency and maintain high quality service delivery. These technologies reduce our costs and improve sales and customer service by providing our CRM representatives with enhanced access to real-time customer and product information.

     Our customer interaction centers and network systems both use a flexible database architecture permitting the easy sharing of data among users of the system. As a result, we are able to configure our scalable systems to work cost-effectively at low and high volumes and permit the efficient addition of capacity. Our staff of highly skilled information technology professionals is focused on technological integration to meet our clients' needs. We integrate our client's legacy systems with our own systems to provide cost-effective, timely solutions which allow them to maximize their investment and minimize their costs. Where appropriate, we develop proprietary software systems to customize our services. We have implemented procedures to protect our systems against power loss, fire and other casualties.

Quality Assurance

     We believe that providing quality services is critical to acquiring and retaining clients. We have centralized our quality assurance program into two quality assurance centers which have dedicated quality assurance personnel who monitor all CRM representatives to ensure achievement of performance standards. Sales confirmations are digitally recorded with the customer's consent to ensure accuracy and to provide a record of each sale. Our personnel review the audio file of each completed sale for compliance with client specifications. This system is designed to respond to a client request to review details of a particular sale in minutes and is able to identify the program, the date and time of the interaction and the CRM representative who recorded the sale.

     Our information systems enable us to provide our clients with customized reports on the status of their CRM programs. Clients also participate in the monitoring process and are able to electronically access relevant information. Access to this data enables our clients to modify or enhance an ongoing campaign in order to improve its effectiveness.

Competition

     The CRM industry is highly fragmented and competitive. Our competitors range from small firms catering to specialized programs and short-term projects to large independent firms. We also compete with the internal operations of many of our existing and potential clients. We believe that we distinguish ourselves from our competition by providing high quality CRM services at affordable prices that meet our clients needs for scalability and time to market. We believe the principal competitive factors in our industry are performance, reporting capabilities, experience, quality of service and price.

Our Internet Joint Venture

     We have entered into a joint venture with Advanta Partners, LP, a venture capital firm controlled by Advanta Corp., a financial services firm based in Springhouse, Pennsylvania, to create an entity called 365biz.com LP. We own a 49% interest in the venture. 365biz.com provides Web design, hosting and membership services to small and medium-sized businesses. Additionally, 365biz.com provides a variety of online options and features including Internet access, e-mail accounts, search engine posting and e-commerce related services. The venture was launched in response to the growing demand for flexible and inexpensive Internet business solutions.

History

     Our company was founded in 1983 and completed an initial pubic offering of shares of Common stock in September 1996. RMH is a Pennsylvania corporation and its principal business office is located at 40 Morris Avenue, Bryn Mawr, Pennsylvania 19010. Our telephone number is (610) 520-5300.

Government Regulation

     Telemarketing sales practices are regulated in the United States and Canada. In the United States, the Telephone Consumer Protection Act, enforced by the Federal Communications Commission, imposes, among other things, restrictions on unsolicited automated telephone calls to residential telephone subscribers, and its regulations require CRM firms to develop a written policy implementing a "do not call" list and to train its CRM personnel to comply with these restrictions. The Telephone Consumer Protection Act creates a right of action for both consumers and state attorneys general. A court may award damages or impose penalties of $500 per violation, which may be trebled for willful or knowing violations. On September 27, 2000, the United States House of Representatives passed a bill titled the "Know Your Caller Act of 2000," to amend the Telephone Consumer Protection Act to prohibit telemarketers from interfering with the caller identification service of any person to whom a telephone solicitation is made. Currently, we train our service representatives to comply with the regulations of the Telephone Consumer Protection Act and program our call management system to avoid initiating telephone calls during restricted hours or to individuals maintained on our "do not call" list.

     The Federal Trade Commission regulates both general sales practices and telemarketing specifically and has broad authority to prohibit a variety of advertising or marketing practices that may constitute "unfair or deceptive acts or practices." Pursuant to its general enforcement powers, the Federal Trade Commission can obtain a variety of types of equitable relief, including injunctions, refunds, disgorgement, the posting of bonds and bars from continuing to do business for a violation of the acts and regulations it enforces.

     The Federal Trade Commission also administers the Telemarketing and Consumer Fraud and Abuse Prevention Act under which the Federal Trade Commission has issued regulations prohibiting a variety of deceptive, unfair or abusive practices in direct telephone sales. Generally, these rules prohibit misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The regulations also regulate the use of prize promotions in direct telephone sales to prevent deception and require that a telemarketer identify promptly and clearly the seller on whose behalf the CRM representative is calling, the purpose of the call, the nature of the goods or services offered and that no purchase or payment is necessary to win a prize. The regulations also require that providers of services maintain records on various aspects of its business. On February 23, 2000, the Federal Trade Commission requested public comment on its telemarketing rules. This broad review will result in a report addressing a variety of telemarketing-related issues, including, but not limited to, changes in technology, composition of the industry, efforts at self-regulation, industry trends and the effectiveness of law enforcement and legislation. The report is scheduled to be released in the first quarter of 2001.

     Most states have enacted statutes similar to the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices. For example, telephone sales in certain states are not final until a written contract is delivered to and signed by the buyer, and such a contract often may be canceled within three business days. At least one state also prohibits direct telephone sales from requiring credit card payment, and several other states require certain providers of such services to obtain licenses, post bonds or submit sales scripts to the state's attorney general. Under these general enabling statutes, depending on the willfulness and severity of the violation, penalties can include imprisonment, fines and a range of equitable remedies such as consumer redress or the posting of bonds before continuing in business.

     Additionally, some states have enacted laws and others are considering enacting laws targeted directly at direct telephone sales practices. Some examples include laws regulating electronic monitoring of telephone calls, laws prohibiting any interference by direct telephone sales with telephone devices that identify the caller before the call is answered and laws regarding the maintenance of "Do Not Call" lists. Most of these statutes allow a private right of action for the recovery of damages or provide for enforcement by state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys' fees. There can be no assurance that any such laws, if enacted, will not adversely affect or limit our current or future operations.

     Some state public utility commissions are authorized to assess administrative penalties against agents of telephone corporations relating to unauthorized changes in providers of telephone service.

     In Canada, the Canadian Radio-Television and Telecommunications Commission enforces rules regarding unsolicited communications using automatic dialing and announcing devices, live voice and fax. The rules only operate in certain areas. Companies that violate any of the restrictions on unsolicited calls may have their telephone service terminated after two business days' notice from the telephone company. On June 30, 2000, the Canadian Radio-Television and Telecommunications Commission requested comment on its proposal to extend these rules so that they apply uniformly throughout Canada.

     The industries we serve are also subject to government regulation, and, from time to time, bills are introduced in Congress which, if enacted, could affect our operations. We and our employees who sell insurance products are required to be licensed by various state insurance commissions for the particular type of insurance product to be sold and are required to participate in regular continuing education programs.

     We believe that we operate in compliance with all applicable laws and regulations, but we cannot guarantee that we will be in compliance with all applicable laws and regulations at all times.

ITEM 2.   PROPERTIES
          ----------

     Our corporate headquarters facility is located in Bryn Mawr, Pennsylvania in an approximately 45,000 square-foot building leased to us through December 2001.

     We also lease all of the facilities used in our customer interaction centers. We believe that our existing facilities are suitable and adequate for our current operations, but additional facilities will be required to support growth. As of December 20, 2000, we operated the following customer interaction centers:


                                     Date of                       Current
     Location                        Opening/Acquisition      Workstations
     --------                        -------------------      ------------

     Ardmore, PA                     March 1985                     120
     Lansdowne, PA                   October 1990                   112
     Pleasantville, NJ               November 1992                   96
     Scranton, PA                    July 1993                       88
     Wilkes-Barre, PA                April 1994                      96
     Reading, PA                     February 1995                  120
     Ocean Township, NJ              November 1995                   96
     Allentown, PA                   April 1996                     106
     Harrisburg, PA                  October 1996                    96
     Delran, NJ                      March 1997                     304
     York, PA                        June 1997                      184
     Ewing Township, NJ              July 1998                      140
     Largo, FL                       October 1998                   191
     Oromocto, New Brunswick         March  1999                    313
     Brantford, Ontario              July 1999                      450
     Austin, TX                      August 1999                     96
     St. John, New Brunswick         August 1999                    344
     Sarnia, Ontario                 June 2000                      300
     Sault Ste. Marie, Ontario       June 2000                      241
     Yuma, AZ                        September 2000                  50
     Thunder Bay, Ontario            December 2000                  150
                                                                  -----
                                                        Total     3,693
                                                                  -----


     We also operate two centralized quality assurance centers which are located at our Delran, New Jersey (90 quality assurance workstations) and Sarnia, Ontario (100 quality assurance workstations) customer interaction centers. We believe that suitable additional or alternative space will be available as needed on commercially reasonable terms.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     We may from time to time become involved in litigation incidental to our business activities. However, we are not currently subject to any material legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     Not Applicable.

Executive Officers of the Company

     The executive officers of the Company are as follows:


Name                                              Age             Position
----                                              ---             --------
John A. Fellows...........................        36              Director and Chief Executive Officer
Noah S. Asher.............................        38              Executive Vice President & Chief Financial Officer
Robert M. Berwanger.......................        44              Executive Vice President & Chief Operating Officer
Michael J. Scharff........................        54              Executive Vice President
Paul J. Burkitt...........................        39              Senior Vice President of Sales and Marketing
Paul W. Little............................        38              Senior Vice President of Human Resources

     John A. Fellows joined us as Chief Executive Officer in September 1998 and was elected to the board of directors in December 1998. Prior to joining us, Mr. Fellows was President of Telequest Teleservices, an Arlington, Texas based teleservices company, from April 1997 to August 1998. From April 1993 to April 1997, Mr. Fellows was a Vice President of Paging Network, Inc., a wireless messaging company. Before joining PageNet, Mr. Fellows held various management positions at Pepsico, Inc.

     Noah S. Asher joined us in February 1999 as Executive Vice President and Chief Financial Officer. Mr. Asher was employed with Bell Atlantic's International Wireless Division from March 1995 to February 1999, where he served in several capacities in the United States and Mexico, including Chief Financial Officer from 1995 to 1996 and Vice President of Latin American Operations from 1996 to 1999. From 1989 to 1995, Mr. Asher served in various financial positions with Scott Paper Company. Mr. Asher served as an auditor with Coopers & Lybrand from 1984 to 1987.

     Robert M. Berwanger joined us in March 1997 as Executive Vice President and Chief Operating Officer. Prior to such time, he spent 14 years in the CRM industry at AT&T Solutions Customer Care where his responsibilities included building and managing large customer interaction center operations, establishing and maintaining customer relationships with Fortune 500 companies, deploying leading edge technology, developing new business and managing profitability.

     Michael J. Scharff joined us in 1988 as our Controller. Mr. Scharff became Vice President of Finance and Treasurer in 1994 and was named Senior Vice President of Finance and Chief Financial Officer in 1995. In 1996, Mr. Scharff became Executive Vice President and currently is responsible for site selection and customer interaction center expansion as well as facilities and purchasing. Over the years, Mr. Scharff has, at various times, headed our information technology, human resources, facilities and purchasing functions.

     Paul J. Burkitt joined us in February 1999 as Senior Vice President of Sales and Marketing. From April 1997 to February 1999, Mr. Burkitt served as Vice President, Business Development for Tokai Financial, a financial leasing company, where he was responsible for the company's sales and marketing efforts. From August 1994 to March 1997, Mr. Burkitt worked for Telespectrum World Wide, a teleservices company, as Executive Vice President of Sales and Marketing.

     Paul W. Little joined us in May 1999 as the Senior Vice President of Human Resources. From June 1990 to May 1999, Mr. Little served as Director of Human Resources of Paging Network, Inc., a wireless messaging company.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          -------------------------------------------------
          SHAREHOLDER MATTERS
          -------------------

     We completed our initial public offering on September 18, 1996 selling 3,220,000 shares of our Common stock at a price of $12.50 per share. Since the initial public offering, our Common stock has been quoted on the Nasdaq National Market under the symbol "RMHT." Prior to our initial public offering, our Common stock was not listed or quoted on any organized market system. The following table sets forth for the periods indicated the high and low sale prices of our Common stock as reported on the Nasdaq National Market during the fiscal years ended September 30, 1999 and 2000.

                                                                                         HIGH    LOW
                                                                                        ------  ------

     First Fiscal Quarter of 1999...................................................    $ 2.63  $ 1.13
     Second Fiscal Quarter of 1999..................................................      2.50    1.75
     Third Fiscal Quarter of 1999...................................................      4.50    1.88
     Fourth Fiscal Quarter of 1999..................................................      5.97    3.75
     First Fiscal Quarter of 2000 ..................................................      7.13    2.69
     Second Fiscal Quarter of 2000 .................................................     13.25    5.00
     Third Fiscal Quarter of 2000 ..................................................     15.00    5.88
     Fourth Fiscal Quarter of 2000 .................................................     25.00   13.75

     As of December 20, 2000, there were approximately 25 shareholders of record of the Common stock, which excludes shareholders whose shares are held in nominee or "street" name by brokers. We have not declared dividends on the Common stock during the past two fiscal years. We currently intend to retain future earnings to finance our growth and development and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit facility prohibits the payment of cash dividends under certain circumstances without prior written consent of the lender. Payment of any future dividends will depend upon our future earnings and capital requirements and other factors that the Board of Directors consider appropriate. During fiscal 2000, options previously granted at prices ranging from $1.45 to $12.50 per share were exercised resulting in 75,865 shares being issued for a total amount of $261,000.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Financial Statements of the Company and Notes thereto included elsewhere in this Report.

                                                                     For The Year Ended September 30,
                                                                     --------------------------------
                                                                  2000      1999     1998     1997     1996
                                                                --------   -------  -------  -------  -------
                                                                      (in thousands, except per share data)
Statement of Operations Data:
Net Revenues..........................................          $132,140   $80,318  $52,434  $45,937  $32,316
                                                                --------   -------  -------  -------  -------
Operating expenses
 Cost of services.....................................           100,988    60,637   39,646   31,749   22,212
 Selling, general and administrative .................            25,579    17,383   12,461    9,469    6,669
 Special bonuses (1)..................................               ---       ---      ---      ---    6,087
                                                                --------   -------  -------  -------  -------
  Total operating expenses............................           126,567    78,020   52,107   41,218   34,968
                                                                --------   -------  -------  -------  -------
  Operating income (loss).............................             5,573     2,298      327    4,719   (2,652)
Equity in losses of joint venture.....................               650        88      ---      ---      ---
Interest income (expense), net (2)....................              (110)      285      541      473   (1,893)
                                                                --------   -------  -------  -------  -------
  Income (loss) before income taxes (benefit) and
   extraordinary item.................................             4,813     2,495      868    5,192   (4,545)
Income taxes (benefit)  (3)...........................             1,803       936      364    1,825   (1,222)
                                                                --------   -------  -------  -------  -------
  Income (loss) before extraordinary item.............             3,010     1,559      504    3,367   (3,323)
Extraordinary item, net of tax benefit (4)............               ---       ---      ---      ---      582
                                                                --------   -------  -------  -------  -------
Net income (loss).....................................             3,010     1,559      504    3,367   (3,905)
Preferred stock dividends.............................               ---       ---      ---      ---      308
                                                                --------   -------  -------  -------  -------
Net income (loss) available to Common
 shareholders ........................................          $  3,010   $ 1,559  $   504  $ 3,367  $(4,213)
                                                                ========   =======  =======  =======  =======


Basic Income (Loss) Per Common Share:
 Income (loss) before extraordinary item................        $    .36   $   .19  $   .06  $   .41  $  (.47)
 Extraordinary item.....................................             ---       ---      ---      ---     (.08)
                                                                ========   =======  =======  =======  -------
Basic Income (loss) per Common share....................        $    .36   $   .19  $   .06  $   .41  $  (.55)
                                                                ========   =======  =======  =======  =======
Diluted Income (Loss) Per Common Share:
 Income (loss) before extraordinary item................        $    .34   $   .19  $   .06  $   .41  $  (.47)
Extraordinary item......................................             ---       ---      ---      ---  $  (.08)
                                                                --------   -------  -------  -------  -------
 Diluted income (loss) per Common share.................        $    .34   $   .19  $   .06  $   .41  $  (.55)
                                                                ========   =======  =======  =======  =======

                                                                       September 30,
                                                          --------------------------------------------

                                                             2000     1999     1998     1997     1996
                                                          -------  -------  -------  -------  -------
                                                                        (in thousands)
Balance Sheet Data:
Working capital                                           $19,226  $16,531  $18,162  $17,384  $12,899
Total assets                                               40,428   39,395   27,335   25,286   22,555
Long-term debt, less current maturities                       ---      ---      ---      ---      ---
Capitalized lease obligations, less current maturities        ---      ---      ---      ---        2
Loans payable to shareholders                                 ---      ---      ---      ---      ---
Shareholders' equity                                       27,110   23,788   22,187   21,683   18,315

(1) Special bonuses in fiscal 1996 were one-time bonuses and related payroll taxes of $6,087,000 to two persons, who were our founders and were executive officers in fiscal 1996; based upon the successful completion of our initial public offering of common stock.
(2) In fiscal 1996 interest expense includes a one-time charge of $1,177,000 relating to interest expense on a note payable to the founders.
(3) Prior to fiscal 1996, our Company operated as an S corporation for income tax purposes. In connection with a recapitalization of our Company in fiscal 1996, the S corporation status was terminated.
(4) The $582,000 extraordinary expense, net of an income tax benefit, represents the write-off of certain deferred financing costs associated with the early extinguishment of bank indebtedness.



ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            -----------------------------------------------------------
            AND RESULTS OF OPERATIONS
            -------------------------

Safe Harbor For Forward Looking Statements

     From time-to-time, we may publish statements which are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in the our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to: (i) reliance on principal client relationships in the telecommunications, financial services, insurance, and technology industries; (ii) fluctuations in quarterly results of operations due to the timing of clients' telemarketing campaigns, the commencement and expiration of contracts, the timing of opening new customer interaction centers and expansion of existing customer interaction centers, the amount of new business generated by us, changes in our revenue mix among our various clients, bonus arrangements continuing to be negotiated with clients, and if negotiated, any amount being earned, the timing of additional selling, general and administrative expenses to acquire and support such new business, and changes in competitive conditions affecting the telemarketing industry; (iii) difficulties of managing growth profitably; (iv) dependence on the services of our executive officers and other key operations and technical personnel; (v) changes in the availability of qualified employees; (vi) fluctuations in US dollar and Canadian dollar exchange rates; (vii) performance of automated call-processing systems and other technological factors; (viii) reliance on independent long-distance companies;
(ix) changes in government regulations affecting the teleservices and telecommunications industries; (x) competition from other outside providers of teleservices and in-house telemarketing operations of existing and potential clients; (xi) competition from providers of other marketing formats, such as direct mail and emerging strategies such as interactive shopping and marketing over the Internet; and (xii) realization of revenues, unexpected expenses, and viability of RMH's joint venture 365biz.com LP.

     The following discussion of our historical results of operations and liquidity and capital resources should be read in conjunction with "Selected Financial Data" and the Financial Statements of the Company and Notes thereto appearing elsewhere in this document.


Overview

     We are a leading provider of outsourced customer relationship management, or CRM, services, offering our clients multi-channel customer interaction solutions that more effectively manage the relationships between our clients and their customers. Our customer acquisition, service and retention programs enable our clients to generate increased sales, strengthen their customer relationships and keep their customers for longer periods of time. We offer our services to companies in intensely competitive industries with significant customer relationship needs such as telecommunications, financial services, insurance and technology. We have many long-term client relationships, reflecting the high quality service we provide. We maintain our competitive advantage through our well-trained workforce, vertical industry expertise and integrated technology solutions. We operate over 3,600 workstations within a network of 21 state-of-the-art customer interaction centers and two quality assurance centers throughout the United States and Canada.

     Our clients include local, long-distance and wireless telecommunications companies, credit card issuers, banks and other financial and membership service institutions, and insurance and technology companies in the United States. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients. For fiscal 2000, three clients accounted for 29.0%, 29.0% and 13.8% of revenues. In fiscal 1999, two clients accounted for 40.3% and 33.7% of revenues. The volume of work performed for specific clients may vary from period to period.

     We recognize revenue from our CRM services as they are performed, generally based on hours incurred. In some instances, we are compensated based on the number of sales we generate or the number of hours we work plus a percentage of the sales we generate. Many of our client arrangements provide for bonuses in the event we exceed certain performance targets. The terms of our contracts with our customers typically range from a few months to five years, and are generally cancelable by either party upon sixty days prior written notice. Certain of our contracts have penalties for early cancellation by our clients.

     Our cost of services includes cost incurred at our customer interaction centers including labor and associated benefits and taxes, telecommunication costs, rents, utilities, maintenance and depreciation of property and equipment.

     RMH Teleservices International Inc., a wholly owned subsidiary of our company incorporated in the Province of New Brunswick, Canada for the purpose of conducting our business operations in Canada, has received financial incentives from the Canadian provincial governments of Ontario and New Brunswick totaling $3.9 million in fiscal 2000 and expects to receive an additional $1.5 million over the next three years. These incentives offset various start-up, payroll and operating costs associated with the new Canadian customer interaction centers. We incurred these costs associated with the Oromocto, Brantford, Saint John, Sarnia and Sault Ste. Marie call centers totaling $1.9 million in fiscal 1999 and $1.3 million in fiscal 2000. These costs were offset against the financial incentives received from the Canadian provincial governments of Ontario and New Brunswick. The remaining amounts are primarily being amortized against payroll costs over the next three years.

     Selling, general and administrative expenses consist of all expenses that support the ongoing operation of our company. These expenses include corporate management and infrastructure costs, sales and marketing activities, client support services and allowances for doubtful accounts.

     Equity in losses of joint venture reflects our portion of the losses of our Internet joint venture, 365biz.com, under the equity method of accounting.

     Interest income (expense), net, represents interest income earned by investing cash in marketable securities and cash equivalents net of interest expense, primarily incurred on borrowings on our line of credit.


Results of Operations

     The following table sets forth statements of operations and other data as a percentage of net revenues from services provided by us for the periods indicated:


                                                                   September 30,
                                                  ----------------------------------------------------
                                                      2000                1999               1998
                                                     -----               -----              -----
Net Revenues                                         100.0%              100.0%             100.0%
                                                     -----               -----              -----
Operating expenses:
   Cost of services                                   76.4                75.5               75.6
   Selling, general and administrative                19.4                21.6               23.8
                                                     -----               -----              -----
             Total operating expenses                 95.8                97.1               99.4
                                                     -----               -----              -----
Operating income                                       4.2                 2.9                0.6
 Equity in losses of joint venture                     0.4                 0.1                ---
Interest income (expense), net                        (0.1)                0.3                1.1
                                                     -----               -----              -----
      Income before income taxes                       3.7                 3.1                1.7
Income taxes                                           1.4                 1.2                0.7
                                                     -----               -----              -----
Net income                                             2.3%                1.9%               1.0%
                                                     =====               =====              =====


Fiscal Year Ended September 30, 2000 Compared to Fiscal Year Ended September 30, 1999

     Net Revenues. Net revenues increased to $132.1 million in fiscal 2000 from $80.3 million in fiscal 1999. This represents a revenue increase of 64.5% for fiscal 2000 as compared to fiscal 1999. Of this increase, approximately $2.2 million was attributable to net increased service volumes from existing clients and $49.6 million was attributable to new clients. Included in net revenue for fiscal 2000 are performance-related bonuses of $6.5 million.

     Cost of Services. Cost of services increased to $101.1 million in fiscal 2000 from $60.6 million in fiscal 1999. As a percentage of net revenues, cost of services increased to 76.4% in fiscal 2000 as compared to 75.5% in fiscal 1999. The increase in cost of services as a percentage of net revenues in fiscal 2000 was attributable to startup costs of new customer interaction centers incurred during the year, for which only minimal revenue was realized during the year.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $25.6 million in fiscal 2000 from $17.4 million in fiscal 1999. As a percentage of net revenues, selling, general and administrative expenses decreased to 19.4% in fiscal 2000 from 21.6% in fiscal 1999. The dollar increase was primarily the result of increasing staffing and operating costs required to support both the growth in our net revenues and the ongoing requirements of our clients with respect to technology and programming requirements. The percentage decrease was primarily the result of better utilization of infrastructure and increasing revenues being serviced by our infrastructure.

     Equity in Losses of Joint Venture. This reflects our portion of the losses of our start-up Internet joint venture, 365biz.com, under the equity method of accounting.

     Interest Income (Expense), net. Interest expense, net of interest income in fiscal 2000 was $110,000 and was incurred on borrowings on our line of credit and advances on equipment leases. Interest income in fiscal 1999 was $285,000 and was earned by investing cash in marketable securities and cash equivalents

     Income Taxes. Income tax expense in fiscal 2000 was $1.8 million and in fiscal 1999 was $936,000, and represents income taxes based upon an effective tax rate of 38% in both fiscal 2000 and 1999. This tax rate is reflective of both the United States and Canadian Federal tax rates and the state and provincial tax rates in effect where we do business coupled with certain implemented tax planning strategies.

Fiscal Year Ended September 30, 1999 Compared to Fiscal Year Ended September 30, 1998

     Net Revenues. Net revenues increased to $80.3 million in fiscal 1999 from $52.4 million in fiscal 1998. This represents a revenue increase of 53.2%. Of such increase in net revenues, approximately $16.5 million was attributable to net increased service volumes from existing clients and $11.4 million was attributable to new clients. Included in the net revenue for fiscal 1999 are performance-related bonuses of $292,000.

     Cost of Services. Cost of services increased to $60.6 million in fiscal 1999 from $39.6 million in fiscal 1998. As a percentage of net revenues, cost of services decreased to 75.5% in fiscal 1999 from 75.6% in fiscal 1998. The decrease during fiscal 1999 was the result of relocating a portion of our business to lower labor cost regions offset by pricing pressures incurred together with opening several new customer interaction centers and increasing capacity in two other customer interaction centers which operated at less than full capacity during fiscal 1999.

     Selling, General, and Administrative. Selling, general and administrative expenses increased to $17.4 million in fiscal 1999 from $12.5 million in fiscal 1998. As a percentage of net revenues, selling, general and administrative expenses decreased to 21.6% in fiscal 1999 from 23.8% in fiscal 1998. The dollar increase was primarily the result of increasing staffing and operating costs required to support both the growth in our revenues and the ongoing requirements of our clients with respect to technology and programming requirements. The percentage decrease was primarily the result of better utilization of infrastructure and increasing revenues being serviced by our infrastructure.

     Equity in Losses of Joint Venture. This reflects our portion of the losses of our start-up Internet joint venture, 365biz.com, under the equity method of accounting.

     Interest Income (Expense), net. Interest income net of interest expense was $285,000 in fiscal 1999 and $541,000 in fiscal 1998, and was earned by investing the remaining proceeds of our initial public offering in short term investments.

     Income Tax Expense. Income tax expense was $936,000 in fiscal 1999 and $364,000 in fiscal year 1998, and represents income taxes based upon our effective tax rate of 38% in fiscal 1999 and 42% in fiscal 1998.


Liquidity and Capital Resources

     Historically, our primary sources of liquidity have been cash flow from operations and borrowings under our credit facilities. These funds, combined with the proceeds of our initial public offering in September 1996, have provided the liquidity to finance our growth.

     In September 2000, we amended our credit facility with PNC Bank, N.A. originally entered into on March 21, 1997. The amount available under the credit facility is $20 million. The interest rate on outstanding balances under the credit facility is the lower of the LIBOR rate plus 95 basis points and PNC Bank's prime rate minus 100 basis points. The credit facility expires September 30, 2001, subject to renewal. The credit facility contains financial covenants and certain restrictions which restrict our ability to incur additional debt or dispose of our assets. As of September 30, 2000, we did not have any borrowings outstanding on our credit facility.

     Under a separate agreement with PNC Bank, N.A. we have up to $5 million available for leasing customer interaction center equipment. The agreement, which expired on September 30, 2000, was renewed for an additional amount of $5 million and requires that the leases be operating in nature and not exceed 60 months. Under this agreement, as of September 30, 2000, we entered into operating leases for equipment with an aggregate total cost of $4.8 million.

     Previously, under similar separate agreements with PNC Bank, N.A. dated February 22, 1997, and March 10, 1998, which expired on April 1, 1998 and April 1, 1999 respectively, we entered into operating leases for equipment with an aggregate total cost of $4.1 million and $5.5 million, respectively, under similar terms.

     In June 1999, RMH Teleservices International, Inc. entered into an agreement with GATX Technology Finance Inc. for a $5.0 million CDN lease facility which was increased in September 1999 to $10.0 million CDN. During fiscal 2000 this facility was increased to $15.0 million CDN. Under the terms of this lease facility, leases must meet the accounting definition of an operating lease with rent to be paid over a period not to exceed 60 months. As of September 30, 2000, we have entered into operating leases for equipment under this agreement with an aggregate total cost of $8.2 million CDN.

     Net cash provided by operating activities was approximately $11.6 million in fiscal 2000 and net cash used in operating activities was $11.7 million in fiscal 1999. The cash provided by operations in the fiscal 2000 period resulted from our net income for the period coupled with a decrease in our accounts receivable and other assets and increase in accounts payable and accrued expenses offset by an increase in prepaid expenses. The amounts of net cash provided in fiscal 2000 and net cash used in fiscal 1999 are due in part to the combination of several factors including internal billing difficulties with several clients, a collection issue with one client and a ramp up late in the fourth quarter of 1999 caused by commencement of services for a large client without a comparable increase in collection. These factors caused unusually large amounts of accounts receivables in fiscal 1999 which were resolved in fiscal 2000.

     Cash used in operating activities was approximately $11.7 million in fiscal 1999 and provided by operations was $144,000 for fiscal 1998. The reduction in cash provided by operations was the result of an increase in accounts receivable offset by an increase in net income and accrued expenses.

     Our CRM services operations will continue to require significant capital expenditures. Our capital expenditures were $2.9 in fiscal 2000, $1.8 million in fiscal 1999 and $1.2 million in fiscal 1998. We financed equipment under operating leases totaling $8.2 million in fiscal 2000, $6.5 million in fiscal 1999 and $2.5 million in fiscal 1998. We expect to lease equipment valued at approximately $15 to $20 million in fiscal 2001.

     As required under a certain client contract, we spent $1.6 million in fiscal 2000 and $2.0 million in fiscal 1999. We expect to spend approximately an additional $189,000 by March 31, 2001 under this client contract.

     We believe that funds generated from our operations and the amounts available to us under our credit and lease facilities, will be sufficient to finance our current operations and planned capital expenditures at least through September 30, 2001.

     We have a joint venture, 365biz.com LP, with Advanta Partners, LP, a venture capital firm affiliated with Advanta Corp., a financial services company based in Springhouse, Pennsylvania, called 365biz.com LP. 365biz.com provides Web design, hosting and membership services to small and medium sized businesses that do not currently have a web presence. Additionally, the joint venture will provide a variety of online options and features including internet access, e-mail accounts, search engine posting and e-commerce related services. Advanta Partners was a related party given its previously held stock interest in us. Based on the terms of the limited partnership agreement, in order to obtain a 49 percent minority ownership interest in the joint venture, we are committed to provide the joint venture capital funding of $1,099,000, of which $1,023,000 has been provided as of September 30, 2000. The remaining commitment is expected to be paid in the year ending September 30, 2001. In addition, we extended $222,000 of trade credit for services we provided to the joint venture.

     The limited partnership agreement provides that we will be allocated 33.3% of the joint venture's initial losses and subsequent profits, if any, until such time as we and Advanta Partners' equity accounts equal their original funding commitments. At that time, profits and losses will be allocated based upon ownership percentages.

     We have accounted for the joint venture under the equity method of accounting, thereby recognizing our share of the joint venture's losses to date per the limited partnership agreement. During fiscal 2000, we elected to increase our investment in the joint venture above our original commitment and to reduce by an equal amount the trade credits available to the venture. Upon doing so, we began recording our share of the joint venture's losses at our new allocation percentage of 49 percent. The joint venture represented $148,000 of our net revenues for fiscal 2000.

     The following is summarized financial information for 365biz.com LP:

                                                                                For the period
                                                         For the year ended    from inception to
                                                            September 30,        September 30,
                                                                2000                 1999
                                                        ---------------------  -------------------
     Sales                                                        $   27,000       $           --
     Loss from operations                                          1,228,000              264,000
     Net loss                                                      1,228,000              264,000

                                                             September 30,         September 30,
                                                                 2000                 1999
                                                        ---------------------  -------------------
     Current assets                                               $   50,000       $           --
     Noncurrent assets                                             1,107,000              307,000
     Current liabilities                                           1,119,000              106,000
     Noncurrent liabilities                                               --                   --
     Equity                                                           38,000              201,000



Quarterly Results of Operations

     The following table sets forth consolidated statement of operations data for each of the four quarters of fiscal 1999 and 2000, as well as such data expressed as a percentage of net revenues. This quarterly information is unaudited, but has been prepared on a basis consistent with our audited Financial Statements presented elsewhere and, in our opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The results for any quarter are not necessarily indicative of results for any future period.

Quarterly Consolidated Statements of Operations Data

                                                                    Quarter Ended
                                        -------------------------------------------------------------------------
                                        Dec. 31  Mar. 31  June 30  Sept. 30  Dec. 31   Mar. 31  June 30  Sept. 30
                                         1998     1999     1999      1999      1999     2000      2000     2000
                                        -------  -------  -------   -------  -------   -------  -------   -------
                                                                  (amounts in thousands)
Net Revenues                            $15,837  $17,290  $20,627   $26,564  $28,673   $31,420  $34,799  $37,248
                                        -------  -------  -------   -------  -------   -------  -------  -------
Operating expenses:
 Cost of services                        11,950   13,144   15,585    19,958   22,334    24,039   26,476   28,139
 Selling, general and administrative      3,583    3,663    4,411     5,726    5,502     6,025    6,567    7,485
                                        -------  -------  -------   -------  -------   -------  -------  -------
  Total operating expenses               15,533   16,807   19,996    25,684   27,836    30,064   33,043   35,624
                                        -------  -------  -------   -------  -------   -------  -------  -------
  Operating income                          304      483      631       880      837     1,356    1,756    1,624
Equity in losses of joint venture           ---      ---      ---        88       56        95      335      164
Interest income (expense), net              107       69       72        37      (64)      ---       14      (60)
                                        -------  -------  -------   -------  -------   -------  -------  -------
  Income  before  income  taxes             411      552      703       829      717     1,261    1,435    1,400
Income taxes                                154      207      264       311      269       473      546      515
                                        -------  -------  -------   -------  -------   -------  -------  -------
Net income                              $   257  $   345  $   439   $   518  $   448   $   788  $   889  $   885
                                        =======  =======  =======   =======  =======   =======  =======  =======


Quarterly Consolidated Statements of Operations Data Expressed as a Percentage of Net Revenues

                                                                           Quarter Ended
                                           -------------------------------------------------------------------------------
                                            Dec. 31  Mar. 31   June 30   Sept. 30   Dec. 31   Mar. 31   June 30   Sept. 30
                                             1998      1999      1999      1999      1999       2000     2000      2000
                                            -----     -----      -----     -----     -----     -----     -----     -----
Net Revenues                                100.0%    100.0%     100.0%    100.0%    100.0%    100.0%     100.0%  100.0%
                                            -----     -----      -----     -----     -----     -----      -----   -----
Operating expenses:
     Cost of services                        75.5      76.0       75.5      75.1      77.9      76.5       76.1    75.5
     Selling, general and administrative     22.6      21.2       21.4      21.6      19.2      19.2       18.9    20.1
                                            -----     -----      -----     -----     -----     -----      -----   -----
        Total operating expenses             98.1      97.2       96.9      96.7      97.1      95.7       95.0    95.6
                                            -----     -----      -----     -----     -----     -----      -----   -----
        Operating income                      1.9       2.8        3.1       3.3       2.9       4.3        5.0     4.4
Equity  in losses of joint venture            ---       ---        ---       0.3       0.2       0.3        1.0     0.4
Interest income (expense), net                0.7       0.4        0.3       0.1      (0.2)      ---        0.1    (0.2)
                                            -----     -----      -----     -----     -----     -----      -----   -----
        Income before  income taxes           2.6       3.2        3.4       3.1       2.5       4.0        4.1     3.8
Income taxes                                  1.0       1.2        1.3       1.1       0.9       1.5        1.5     1.4
                                            -----     -----      -----     -----     -----     -----      -----   -----
Net income                                    1.6%      2.0%       2.1%      2.0%      1.6%      2.5%       2.6%    2.4%
                                            =====     =====      =====     =====     =====     =====      =====   =====

     We have experienced and expect to continue to experience quarterly variations in operating results, principally as a result of the commencement and expiration of contracts, our revenue mix, the amount and timing of new business, our ability to successfully open new customer interaction centers or to expand existing centers in a timely fashion, the loss or unavailability of economic incentives provided by local, state or provincial government authorities, the timing of additional selling, general and administrative expenses and competitive conditions in our industry.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137,
"Accounting for Derivative Investments and Hedging Activities".   Deferral of
the effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," which we must adopt in the year ending September 30, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As we do not currently hold derivative instruments or engage in hedging activities, the adoption of this pronouncement is expected to have no impact on our financial position or results of operations.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     Interest rate risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and limit the amount of credit exposure with any one issuer. We are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk.

     We mitigate default risk by investing in only the highest quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. As of September 30, 2000 our cash equivalents consisted of approximately $4,673,000 invested in domestic money market accounts.


     We have additional exposure to the risk of changes in interest rates as they relate to our variable-rate line of credit. However, as of September 30, 2000 there were no borrowings outstanding under this line of credit. As of September 30, 1999, we had $3,700,000 outstanding under this line of credit.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     Financial statements and supplementary financial information specified by this Item, together with the Report of our independent public accountants thereon, are included in this Annual Report on Form 10-K on pages F-1 through F-25 below.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          -----------------------------------------------------------
          AND FINANCIAL DISCLOSURE
          ------------------------

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

     The information required by this Item with respect to our directors and with respect to Item 405 of Regulation S-K is incorporated herein by reference to the information set forth in our Proxy Statement for the Annual Meeting of Shareholders (the "Proxy Statement"). The information required by this Item with respect to our executive officers is furnished in a separate item captioned "Executive Officers" and included in Part I of this Annual Report on Form 10-K.



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

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           ---------------------------------------------------------------

     (a) Documents filed as a part of this Report:




       (1)    Financial Statements.                                        Page
                                                                           ----
              Report of Independent Public Accountants....................  F-1
              Consolidated Balance Sheets.................................  F-2
              Consolidated Statements of Operations.......................  F-3
              Consolidated Statements of Shareholders' Equity.............  F-4
              Consolidated Statements of Cash Flows.......................  F-5
              Notes to Consolidated Financial Statements..................  F-6


       (2) Financial Statement Schedules.

           Information is included in the consolidated financial statements



       (3) Exhibits

           See attached

     (b) Reports on Form 8-K

          None

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RMH TELESERVICES, INC.



Dated:  December 22, 2000          By:    /s/ John A. Fellows
                                        --------------------------------------
                                      John A. Fellows
                                      Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



     Signatures                       Title                                                Date
     ----------                       -----                                                 ---

   /s/ John A. Fellows               Director and Chief Executive Officer                  December 22, 2000
------------------------
       John A. Fellows               (Principal Executive Officer)

  /s/ Noah S. Asher                  Executive Vice President and
------------------------
       Noah S. Asher                 Chief Financial Officer                               December 22, 2000
                                     (Principal Financial and Accounting Officer)


   /s/ Herbert Kurtz                 Chairman of the Board of Directors                    December 22, 2000
------------------------
       Herbert Kurtz

   /s/ Jeffrey Jensen                Director                                              December 22, 2000
------------------------
       Jeffrey Jensen

   /s/ Gregory Lakin                 Director                                              December 22, 2000
------------------------
       Gregory Lakin

  /s/ David P. Madigan               Director                                              December 22, 2000
------------------------
      David P. Madigan

                                 EXHIBIT INDEX
 Exhibit
   No.

     3.1 Articles of Incorporation of the Company, as amended (incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-07501).

     3.2 Form of Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-07501).

    10.1 1996 Stock Incentive Plan (incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-40946).

    10.2 Shareholder Agreement by and between the Company and R-TInvestors dated March 28, 2000 (incorporated by reference to the Company's Current Report on Form 8-K dated April 24,2000)

    10.3 Letter Agreement with PNC Bank, N.A., dated March 21, 1997 (incorporated by reference to the Company's Form 10-Q filed for the period ended March 31, 1997).

    10.4 First Amendment to Credit Agreement with PNC Bank, N.A. dated May 28, 1999 (incorporated by reference to the Company's Form 10-Q filed for the period ended June 30, 1999).

   *10.5 Second Amendment to Credit Agreement with PNC Bank, N.A., dated September 28, 1999.

    10.6 Third Amendment to Credit Agreement with PNC Bank, N.A., dated November 24, 1999 (incorporated by reference to the Company's Form 10-K filed for the period ended September 30, 1999).

    10.7 Fourth Amendment to Credit Agreement with PNC Bank, N.A., dated May 25, 2000 (incorporated by reference to the Company's Form 10-Q filed for the period ended June 30, 2000).

   *10.8 Fifth Amendment to Credit Agreement with PNC Bank, N.A., dated September 27, 2000.

    10.9 Agreement: Loan of CAN $2 million from the Province of New Brunswick, Canada, dated March 31, 1999 (incorporated by reference to the Company's Form 10-Q filed for the period ended March 31,
            1999).

    10.10 Agreement: Loan forgiveness from the Province of New Brunswick, Canada, dated March 31, 1999 (incorporated by reference to the Company's Form 10-Q filed for the period ended March 31, 1999).

    10.11 Agreement: Grant of CAN $1 million from the Province of Ontario, Canada, dated March 17, 1999 (incorporated by reference to the Company's Form 10-Q filed for the period ended March 31, 1999).

    10.12 $8.0 million Operating Lease Facility Agreement between the Company and PNC Leasing Corp. dated May 11, 1999 (incorporated by reference to the Company's Form 10-Q filed for the period ended June 30,
            1999).

    10.13 Addendum to Master Lease Agreement between the Company and PNC Leasing Corp. dated May 28, 1999 (incorporated by reference to the Company's Form 10-Q filed for the period ended June 30, 1999).

    10.14 Addendum to Master Lease Agreement between the Company and PNC Leasing Corp. dated October 1, 2000.

    10.15 Master Lease Agreement between RMH Teleservices International Inc. and GATX Technology Finance Inc. dated June 1, 1999 (incorporated by reference to the Company's Form 10-Q filed for the Period ended June 30, 1999).

    10.16 Employment Agreement by and between the Company and John Fellows, dated August 14, 1998 (incorporated by reference to the Company's Form 10-K filed for the period ended September 30, 1998).

    10.17        Employment Agreement by and between the Company and Robert Berwanger, dated March 18, 1998
                 (incorporated by reference to the Company's Form 10-K filed for the period ended September
                 30, 1998).

    10.18        Addendum to Employment Agreement by and between the Company and Robert Berwanger, dated
                 April 20, 1998.

    10.19        Employment Agreement by and between the Company and Michael Scharff, dated August 27, 1998
                 (incorporated by reference to the Company's Form 10-K filed for the period ended September
                 30, 1998).

    10.20        Employment Agreement by and between the Company and Noah S. Asher, dated January 27, 1999.
                 (incorporated by reference to the Company's Form 10-K filed for the period ended September
                 30, 1999).

    10.21        Employment Agreement by and between the Company and Paul J. Burkitt, dated January 26, 1999.
                 (incorporated by reference to the Company's Form 10-K filed for the period ended September
                 30, 1999).

   *10.22        Employment Agreement by and between the Company and Paul W. Little, dated April 14, 1999.

    10.23        Limited Partnership Agreement of 365biz.com LP dated November 19, 1999 (incorporated by reference to the Company's Form 10-K filed for the year ended September 30, 1999).

   *10.24        Amendment to the Limited Partnership Agreement of 365biz.com LP dated September 27, 2000.

    10.25        Agreement: Targeted Wage Subsidy - Human Resources Development Canada, Province of Ontario
                 (incorporated by reference to the Company's Form 10-Q filed for the period ended June 30,
                 2000).

    10.26        Agreement: Youth Employment Initiatives - Human Resources Development Canada, Province of
                 Ontario (incorporated by reference to the Company 's Form 10-Q filed for the period ended
                 June 30, 2000).

    10.27        Agreement: Conditional Grant, Province of New Brunswick, Canada (incorporated by reference to the Registrant's Form 10-Q filed for the period ended June 30, 2000).

  +*10.28        Amended and Restated Agreement for Independent Verification of Telemarketing Sales effective as of July 8, 1999 by and between MCI WORLDCOM Network Services, Inc. and the Company.

  +*10.29        Side Agreement, dated July 15, 1999, by and between MCI WORLDCOM Network Services, Inc. and the Company.

  +*10.30        Telemarketing Agreement, dated July 1, 1998, by and between the Company and BrandDirect
                 Marketing, Inc.

  +*10.31        Amendment No. 1, dated August 24, 1998, to Telemarketing Agreement, dated July 1, 1998, by and between the Company and BrandDirect Marketing, Inc.

  +*10.32        Amendment No. 3, dated January 29, 1999, to Telemarketing Agreement, dated July 1, 1998, by and between the Company and BrandDirect Marketing, Inc.

  +*10.33        Service Agreement dated as of June 1, 1998 by and between the Company and Consumer
                 Membership Services, Inc.

    *21.1        Subsidiaries of the Registrant

    *23.1        Consent of Arthur Andersen LLP

    *27.1  Financial Data Schedule for year ended September 30, 2000.

           *  Filed herewith
           + Portions of this exhibit have been omitted pursuant to a request for confidential treatment.