Form 10-K/A
period 2000-09-30
RMH TELESERVICES INC
filed 2000-12-28
CIK 1017958

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-K/A
                                Amendment No. 1

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



                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference in Part III of the Company's original Form 10-K for fiscal year ended September 30, 2000, filed on December 22, 2000.

                               TABLE OF CONTENTS

Item
No.                                                                                                                      Page

                                                     PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................................   2

      Signatures........................................................................................................   4

      Exhibit Index.....................................................................................................   5

This Amendment No. 1 to RMH Teleservices Inc.'s (the "Company") Annual Report on Form 10-K is being filed solely for the purpose of filing Exhibit No. 10.18 (Addendum to Employment Agreement by and between the Company and Robert Berwanger dated April 20, 1998) and the Company's Financial Statements which were inadvertently omitted from the Company's Annual Report on Form 10-K, filed on December 22, 2000.


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           ---------------------------------------------------------------
     (a) Documents filed as a part of this Report:

         (1)  Financial Statements.                                                         Page
                                                                                            ----
              Report of Independent Public Accountants.....................................  F-1
              Consolidated Balance Sheets..................................................  F-2
              Consolidated Statements of Operations........................................  F-3
              Consolidated Statements of Shareholders' Equity..............................  F-4
              Consolidated Statements of Cash Flows........................................  F-5
              Notes to Consolidated Financial Statements...................................  F-6

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

10.1 1996 Stock Incentive Plan (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-40946).

10.2 Shareholder Agreement by and between the Company and R-T Investors dated March 28, 2000 (incorporated by reference to the Company's Current Report on Form 8-K dated April 24, 2000)

10.3 Letter Agreement with PNC Bank, N.A., dated March 21, 1997 (incorporated by reference to the Company's Form 10-Q filed for the period ended March 31, 1997).

  10.4 First Amendment to Credit Agreement with PNC Bank, N.A. dated May 28, 1999 (incorporated by reference to the Company's Form 10-Q filed for the period ended June 30, 1999).

  10.5 Second Amendment to Credit Agreement with PNC Bank, N.A., dated September 28, 1999.

  10.6 Third Amendment to Credit Agreement with PNC Bank, N.A., dated November 24, 1999 (incorporated by reference to the Company's Form 10-K filed for the period ended September 30, 1999).

  10.7 Fourth Amendment to Credit Agreement with PNC Bank, N.A., dated May 25, 2000 (incorporated by reference to the Company's Form 10-Q filed for the period ended June 30, 2000).

  10.8 Fifth Amendment to Credit Agreement with PNC Bank, N.A., dated September 27, 2000.

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

  10.22 Employment Agreement by and between the Company and Paul W.Little, dated April 14,1999.

  10.23 Limited Partnership Agreement of 365biz.com LP dated November 19, 1999 (incorporated by reference to the Company's Form 10-K filed for the year ended September 30, 1999).

  10.24 Amendment to the Limited Partnership Agreement of 365biz.com LP dated September 27, 2000.

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

  10.28 Amended and Restated Agreement for Independent Verification of Telemarketing Sales effective as of July 8, 1999 by and between MCI WORLDCOM Network Services, Inc. and the Company.

  10.29 Side Agreement, dated July 15, 1999, by and between MCI WORLDCOM Network Services, Inc. and the Company.

  10.30 Telemarketing Agreement, dated July 1, 1998, by and between the Company and BrandDirect Marketing, Inc.

  10.31 Amendment No. 1, dated August 24, 1998, to Telemarketing Agreement, dated July 1, 1998, by and between the Company and BrandDirect Marketing, Inc.

  10.32 Amendment No. 3, dated January 29, 1999, to Telemarketing Agreement, dated July 1, 1998, by and between the Company and BrandDirect Marketing, Inc.

  10.33 Service Agreement dated as of June 1, 1998 by and between the Company and Consumer Membership Services, Inc.

  21.1   Subsidiaries of the Registrant.

  23.1   Consent of Arthur Andersen LLP

  27.1   Financial Data Schedule for year ended September 30, 2000.


     (b)  Reports on Form 8-K

             None





Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RMH TELESERVICES, INC.



Dated:  December 28, 2000                   By   /s/ Noah S. Asher
                                            ------------------------
                                                 Noah S. Asher
                                                 Chief Financial Officer

                                 EXHIBIT INDEX


 Exhibit
   No.

   3.1 Articles of Incorporation of the Company, as amended (incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-40946).

   3.2 Form of Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-40946).

++10.1 1996 Stock Incentive Plan (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-40946).

  10.2 Shareholder Agreement by and between the Company and R-T Investors dated March 28, 2000 (incorporated by reference to the Company's Current Report on Form 8-K dated April 24,2000)

  10.3 Letter Agreement with PNC Bank, N.A., dated March 21, 1997 (incorporated by reference to the Company's Form 10-Q filed for the period ended March 31, 1997).

  10.4 First Amendment to Credit Agreement with PNC Bank, N.A. dated May 28, 1999 (incorporated by reference to the Company's Form 10-Q filed for the period ended June 30, 1999).

  10.5 Second Amendment to Credit Agreement with PNC Bank, N.A., dated September 28, 1999.**

  10.6 Third Amendment to Credit Agreement with PNC Bank, N.A., dated November 24, 1999 (incorporated by reference to the Company's Form 10-K filed for the period ended September 30, 1999). **

  10.7 Fourth Amendment to Credit Agreement with PNC Bank, N.A., dated May 25, 2000 (incorporated by reference to the Company's Form 10-Q filed for the period ended June 30, 2000).

  10.8 Fifth Amendment to Credit Agreement with PNC Bank, N.A., dated September 27, 2000.**

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

  10.14 Addendum to Master Lease Agreement between the Company and PNC Leasing Corp. dated October 1, 2000.**

         Master Lease Agreement between RMH Teleservices International Inc. and
  10.15 GATX Technology Finance Inc. dated June 1, 1999 (incorporated by reference to the Company's Form 10-Q filed for the Period ended June 30, 1999).

++10.16 Employment Agreement by and between the Company and John Fellows, dated August 14, 1998 (incorporated by reference to the Company's Form 10-K filed for the period ended September 30, 1998).

++10.17 Employment Agreement by and between the Company and Robert Berwanger, dated March 18, 1998 (incorporated by reference to the Company's Form 10-K filed for the period ended September 30, 1998).

++*10.18 Addendum to Employment Agreement by and between the Company and Robert Berwanger, dated April 20, 1998.

++ 10.19 Employment Agreement by and between the Company and Michael Scharff, dated August 27, 1998 (incorporated by reference to the Company's Form 10-K filed for the period ended September 30, 1998).

++ 10.20 Employment Agreement by and between the Company and Noah S. Asher, dated January 27, 1999. (incorporated by reference to the Company's Form 10-K filed for the period ended September 30, 1999).

++ 10.21 Employment Agreement by and between the Company and Paul J. Burkitt, dated January 26, 1999. (incorporated by reference to the Company's Form 10-K filed for the period ended September 30, 1999).

++ 10.22 Employment Agreement by and between the Company and Paul W. Little, dated April 14, 1999.**

   10.23 Limited Partnership Agreement of 365biz.com LP dated November 19, 1999 (incorporated by reference to the Company's Form 10-K filed for the year ended September 30, 1999).

   10.24 Amendment to the Limited Partnership Agreement of 365biz.com LP dated September 27, 2000.**

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

  +10.28 Amended and Restated Agreement for Independent Verification of Telemarketing Sales effective as of July 8, 1999 by and between MCI WORLDCOM Network Services, Inc. and the Company.**

  +10.29 Side Agreement, dated July 15, 1999, by and between MCI WORLDCOM Network Services, Inc. and the Company.**

  +10.30 Telemarketing Agreement, dated July 1, 1998, by and between the Company and BrandDirect Marketing, Inc.**

  +10.31 Amendment No. 1, dated August 24, 1998, to Telemarketing Agreement, dated July 1, 1998, by and between the Company and BrandDirect Marketing, Inc.**

  +10.32 Amendment No. 3, dated January 29, 1999, to Telemarketing Agreement, dated July 1, 1998, by and between the Company and BrandDirect Marketing, Inc.**

  +10.33 Service Agreement dated as of June 1, 1998 by and between the Company and Consumer Membership Services, Inc.**

   21.1   Subsidiaries of the Registrant.**

  *23.1   Consent of Arthur Andersen LLP

  *27.1   Financial Data Schedule for year ended September 30, 2000.


            * Filed herewith
           ** Included with the Company's original Form 10-K for the fiscal year ended September 30, 2000, filed on December 22, 2000
           + Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
           ++ This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

Report of independent public accountants


To RMH Teleservices, Inc.:

We have audited the accompanying consolidated balance sheets of RMH Teleservices, Inc. (a Pennsylvania corporation) and Subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RMH Teleservices, Inc. and Subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                                       Arthur Andersen LLP

Philadelphia, Pennsylvania
November 10, 2000

RMH Teleservices, Inc. and Subsidiaries

Consolidated balance sheets
As of September 30, 2000 and 1999


Assets
                                                                   2000            1999
                                                              --------------  --------------
Current assets:
  Cash and cash equivalents                                  $    5,210,000  $      696,000
  Accounts receivable, net
    of allowance for doubtful accounts of
    $97,000 and $150,000, respectively                           23,655,000      28,194,000

  Prepaid expenses and other current asset                        3,665,000       3,248,000
                                                             --------------  --------------
Total current assets                                             32,530,000      32,138,000
                                                             --------------  --------------
Investment in joint venture                                         284,000         378,000
                                                             --------------  --------------
Property and equipment:
    Communications and computer equipment                         8,091,000       7,859,000
    Computer software                                             1,148,000         609,000
    Furniture and fixtures                                        1,909,000       1,845,000
    Leasehold improvements                                        4,006,000       1,988,000
                                                             --------------  --------------
                                                                 15,154,000      12,301,000

    Less- Accumulated depreciation and
    amortization                                                (10,000,000)     (8,123,000)
                                                             --------------  --------------
Net property and equipment                                        5,154,000       4,178,000
                                                             --------------  --------------
Deferred income taxes                                               179,000          44,000
                                                             --------------  --------------
Other assets                                                      2,281,000       2,657,000
                                                             --------------  --------------
Total assets                                                 $   40,428,000  $   39,395,000
                                                             ==============  ==============

Liabilities and shareholders' equity
                                                                   2000            1999
                                                             --------------  --------------
Current liabilities:
   Line of credit                                            $            -- $     3,700,000
   Accounts payable                                                3,625,000       2,326,000
   Income taxes payable                                              934,000         614,000
   Accrued expenses                                                8,188,000       8,106,000
   Deferred income taxes                                             557,000         861,000
                                                             --------------- ---------------
Total current liabilities                                         13,304,000      15,607,000
                                                             --------------- ---------------

Deferred income taxes                                                 14,000              --
                                                             --------------- ---------------
Commitments and contingencies (Note 12)

Shareholders' equity:
   Preferred stock, $1 par value, 5,000,000 shares
   authorized, none issued and outstanding                                --              --
   Common stock, no par value, 20,000,000 shares
   authorized, 8,437,711 and 8,361,846 shares issued and
   outstanding                                                    49,772,000      49,288,000
   Deferred compensation                                            (118,000)       (158,000)
   Accumulated deficit                                           (22,332,000)    (25,342,000)
   Accumulated other comprehensive income-
     Cumulative foreign currency translation adjustment             (212,000)             --
                                                             --------------- ---------------
Total shareholders' equity                                        27,110,000      23,788,000
                                                             --------------- ---------------
Total liabilities and shareholders' equity                   $    40,428,000 $    39,395,000
                                                             =============== ===============

RMH Teleservices, Inc. and Subsidiaries

Consolidated statements of operations
For the years ended September 30, 2000, 1999 and 1998

                                                   2000            1999            1998
                                              --------------  --------------  --------------
Net revenues                                  $  132,140,000  $   80,318,000  $   52,434,000
                                              --------------  --------------  --------------
Operating expenses:
   Cost of services                              100,988,000      60,637,000      39,646,000
   Selling, general and administrative            25,579,000      17,383,000      12,461,000
                                              --------------  --------------  --------------
Total operating expenses                         126,567,000      78,020,000      52,107,000
                                              --------------  --------------  --------------
Operating income                                   5,573,000       2,298,000         327,000
Equity in losses of joint venture                    650,000          88,000              --
Interest (expense) income, net                      (110,000)        285,000         541,000
                                              --------------  --------------  --------------
Income before income taxes                         4,813,000       2,495,000         868,000
Income taxes                                       1,803,000         936,000         364,000
                                              --------------  --------------  --------------
Net income                                    $    3,010,000  $    1,559,000  $      504,000
                                              ==============  ==============  ==============
Basic income per common share                 $          .36  $          .19  $          .06
                                              ==============  ==============  ==============
Shares used in computing basic income per
common share                                       8,311,000       8,133,000       8,120,000
                                              ==============  ==============  ==============
Diluted income per common share               $          .34  $          .19  $          .06
                                              ==============  ==============  ==============
Shares used in computing diluted income per
common share                                       8,902,000       8,393,000       8,314,000
                                              ==============  ==============  ==============

The accompanying notes are an integral part of these financial statements.

RMH Teleservices, Inc. and Subsidiaries

Consolidated statements of shareholders' equity
For the years ended September 30, 2000, 1999 and 1998

                                                                                                  Common stock
                                                                         Common stock                warrant         Deferred
                                                                ------------------------------
                                                                  Shares             Amount        outstanding     Compensation
                                                                -------------  ---------------  --------------  ---------------
Balance, September 30, 1997                                         8,120,000  $    48,638,000  $      450,000  $            --
   Comprehensive income:
     Net income                                                            --               --              --               --
                                                                -------------  ---------------  --------------  ---------------
Balance, September 30, 1998                                         8,120,000       48,638,000         450,000               --
   Comprehensive income:
     Net income                                                            --               --              --               --
   Conversion of warrant to Common stock                              141,846          450,000        (450,000)              --
   Deferred compensation related to restricted stock issued
   to officer                                                         100,000          200,000              --         (200,000)
   Amortization of deferred compensation                                   --               --              --           42,000
                                                                -------------  ---------------  --------------  ---------------
Balance, September 30, 1999                                         8,361,846       49,288,000              --         (158,000)
   Comprehensive income:
     Net income                                                            --               --              --               --
     Foreign currency translation adjustment                               --               --              --               --
                                                                -------------  ---------------  --------------  ---------------
   Total comprehensive income                                              --               --              --               --
   Exercise of Common stock options                                    75,865          261,000              --               --
   Tax benefit from exercise of stock options                              --          223,000              --               --
   Amortization of deferred compensation                                   --               --              --           40,000
                                                                -------------  ---------------  --------------  ---------------
Balance, September 30, 2000                                         8,437,711  $    49,772,000 $            --  $      (118,000)
                                                                =============  =============== ===============  ===============

                                                                                    Cumulative
                                                                                     foreign
                                                                                     currency          Total
                                                                     Accumulated    translation    shareholders'
                                                                       deficit       adjustment       equity
                                                                  --------------   ------------  ---------------
Balance, September 30, 1997                                       $  (27,405,000)  $       --    $    21,683,000
   Comprehensive income:
     Net income                                                          504,000           --            504,000
                                                                  --------------    ---------     --------------
Balance, September 30, 1998                                          (26,901,000)          --         22,187,000
   Comprehensive income:
     Net income                                                        1,559,000           --          1,559,000
   Conversion of warrant to Common stock                                      --           --                 --
   Deferred compensation related to restricted stock issued
   to officer                                                                 --           --                 --
   Amortization of deferred compensation                                      --           --             42,000
                                                                  --------------    ---------     --------------
Balance, September 30, 1999                                          (25,342,000)          --         23,788,000
   Comprehensive income:
     Net income                                                        3,010,000           --          3,010,000
     Foreign currency translation adjustment                                  --     (212,000)          (212,000)
                                                                  --------------    ---------     --------------
   Total comprehensive income                                          3,010,000     (212,000)         2,798,000
   Exercise of Common stock options                                           --           --            261,000
   Tax benefit from exercise of stock options                                 --           --            223,000
   Amortization of deferred compensation                                      --           --             40,000
                                                                  --------------   ----------    ---------------
Balance, September 30, 2000                                       $  (22,332,000)  $ (212,000)   $    27,110,000
                                                                  ==============   ==========    ===============

The accompanying notes are an integral part of these financial statements.

RMH Teleservices, Inc. and Subsidiaries

Consolidated statements of cash flows
For the years ended September 30, 2000, 1999 and 1998

                                                             2000            1999            1998
                                                        --------------  --------------  --------------
Operating activities:
   Net income                                           $    3,010,000  $    1,559,000  $      504,000
   Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities-
     Amortization of deferred compensation                      40,000          42,000              --
     Depreciation and amortization                           1,877,000       1,640,000       1,624,000
     Deferred income taxes                                    (202,000)        113,000          71,000
     Equity in losses of joint venture                         650,000          88,000              --
     Changes in operating assets and
     liabilities
       Accounts receivable                                   4,539,000     (17,455,000)     (2,813,000)
       Prepaid expenses and other current
       assets                                                 (417,000)     (1,785,000)       (708,000)
       Other assets                                            376,000      (2,529,000)        (16,000)
       Accounts payable                                      1,299,000         903,000         840,000
       Income taxes payable                                    320,000         614,000              --
       Accrued expenses                                         82,000       5,085,000         642,000
                                                        --------------  --------------  --------------
Net cash provided by (used in) operating
activities                                                  11,574,000     (11,725,000)        144,000
                                                        --------------  --------------  --------------
Investing activities:
   Purchases and development of property
   and equipment                                            (2,853,000)     (1,771,000)     (1,195,000)
   Purchases of marketable securities                               --      (7,745,000)    (13,700,000)
   Maturities of marketable securities                              --      14,524,000      12,056,000
   Investment in\advances to joint venture                    (556,000)       (466,000)             --
                                                        --------------  --------------  --------------
Net cash provided by (used in) investing
activities                                                  (3,409,000)      4,542,000      (2,839,000)
                                                        --------------  --------------  --------------
Financing activities:
   Net borrowings (repayments) under line
   of credit                                                (3,700,000)      3,700,000              --
   Repayments on capitalized lease
   obligations                                                      --              --          (8,000)
   Common stock options exercised                              261,000              --              --
                                                        --------------  --------------  --------------
Net cash provided by (used in) financing
activities                                                  (3,439,000)      3,700,000          (8,000)
                                                        --------------  --------------  --------------
Effect of exchange rate changes                               (212,000)             --              --
Net increase (decrease) in cash and cash
equivalents                                                  4,514,000      (3,483,000)     (2,703,000)
Cash and cash equivalents, beginning of year                   696,000       4,179,000       6,882,000
                                                        --------------  --------------  --------------
Cash and cash equivalents, end of year                  $    5,210,000  $      696,000  $    4,179,000
                                                        ==============  ==============  ==============

The accompanying notes are an integral part of these financial statements.

RMH Teleservices, Inc. and Subsidiaries

Notes to consolidated financial statements
September 30, 2000 and 1999


1.   Background:

RMH Teleservices, Inc. and its Subsidiaries (the Company) is a leading provider of outsourced customer relationship management, or CRM, services. The Company offers its clients multi-channel customer interaction solutions that most effectively manage the relationships between the Company's clients and their customers. Founded in 1983, the Company is headquartered in Bryn Mawr, Pennsylvania and operates over 3,500 workstations within a network of 20 state-of-the-art customer interaction centers and two quality assurance centers throughout the United States and Canada.

2.   Summary of significant accounting policies:

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Teleservices Management Company, Teleservices Technology Company, RMH Interactive Technologies, LLC and RMH Teleservices International Inc. (RMH International). All intercompany transactions have been eliminated.

Foreign currency translation

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," the assets and liabilities of the Company's foreign operations (RMH International) are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are reflected as a separate component of shareholders' equity. For the year ended September 30, 2000, the Company recognized a foreign currency translation loss of approximately $212,000, which is included in shareholders' equity as of September 30, 2000 and in comprehensive income for the year then ended. Net transaction losses included in consolidated net income for the year ended September 30, 2000 were $72,000. The translation adjustment for the year ended September 30, 1999, the first year the Company had foreign operations, was not material, nor were the net amounts of foreign currency transaction gains and losses included in consolidated net income.

Use of estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Supplemental cash flow information

For the years ended September 30, 2000 and 1999, the Company paid interest of $198,000 and $4,000, respectively. The Company paid no interest during the year ended

September 30, 1998. For the years ended September 30, 2000, 1999 and 1998, the Company paid income taxes of $993,000, $220,000, and $180,000, respectively.

Fair value of financial instruments

Management believes that the carrying amounts of the Company's financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued liabilities and the line of credit, approximate fair value due to the short-term nature of those instruments.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at September 30, 2000, consisted of approximately $4,673,000 invested in domestic money market accounts. There were no cash equivalents at September 30, 1999.

The Company maintains cash accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant credit risks on its cash accounts.

Property and equipment

Property and equipment are recorded at cost. Under the provisions of AICPA Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes the costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized funding for the project, which it deems probable to be completed and used to perform the function intended. Capitalized costs include only i) external direct costs of materials and services consumed in developing or obtaining internal-use software, ii) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and
iii) interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Approximately $503,000 and $552,000 of payroll and payroll-related costs associated with software developed for internal use were capitalized in the years ended September 30, 2000 and 1999, respectively.

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

As of September 30, 2000, deposits of $471,000, primarily on telecommunications and computer equipment, were included in other current assets in the accompanying balance sheet. The Company plans to finance this equipment under its lease lines of credit (see Note 12) during the year ending September 30, 2001. As of September 30, 1999, the Company had deposits of $426,000 included in other current assets that were financed, under its lease lines of credit, during the year ended September 30, 2000.

Long-lived assets

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from use of the assets is less than the carrying value. As of September 30, 2000 and 1999, management evaluated the Company's asset base, under the guidelines established by SFAS No. 121, and believes that no impairment has occurred.

Revenue recognition

The Company recognizes revenues on programs as services are performed, generally based on hours incurred. In addition, the Company receives various bonuses from clients based on the Company's performance in executing the client's program. The Company recognizes these bonuses as revenue at the time the bonuses are determined by the client. For the years ended September 30, 2000 and 1999, the Company recognized revenue related to bonuses of $6,502,000 and $292,000, respectively.

Major clients and concentration of credit risk

The Company is dependent on several large clients for a significant portion of revenues. The loss of one or more clients could have a materially adverse effect on the Company's business. The following table summarizes the percent of net revenues in the years ended September 30, 2000, 1999 and 1998 derived from each client that represented at least 10 percent of net revenues:

                                        2000          1999            1998
                                    -----------  --------------  -------------
Client A                                  29.2%           40.3%          66.1%
Client B                                  11.8%            *             10.8%
Client C                                  13.8%           33.7%           *
Client D                                  20.1%            *              *
Client E                                  10.2%            *              *

*Less than 10 percent for the fiscal year.


Advanta Partners, LP (Advanta Partners), an entity that was a shareholder of the Company and had representation on the Board of Directors, is also a shareholder and has board representation on Client C. In April 2000, Advanta Partners sold the investment in the Company and no longer has representation on the Company's Board of Directors.

At September 30, 2000, Clients A, B, C, D and E represented approximately $3,786,000, $2,358,000, $6,053,000, $4,065,000 and $1,636,000 of total accounts receivable, respectively. At September 30, 1999, Clients A and C represented approximately $7,334,000 and $10,838,000 of total accounts receivable, respectively.

The Company was affiliated with one of its clients based upon the client's partial ownership of Advanta Partners. The Company has not generated any revenue from this client during the year ended September 30, 2000. This client represented 1.0 percent and 6.2 percent of revenues for the years ended September 30, 1999 and 1998, respectively. No receivable is due from this client as of September 30, 2000. At September 30, 1999, $205,000 was due from this client, and included in accounts receivable in the accompanying consolidated balance sheets.

For the years ended September 30, 2000, 1999 and 1998, revenues from clients within the telecommunications and technology industry accounted for 36.3 percent, 12.8 percent and 2.3 percent of revenues, respectively, clients within the financial services industry accounted for 33.7 percent, 46.9 percent and
31.6 percent of revenues, respectively, and clients within the insurance industry accounted for 30.0 percent, 40.3 percent, and 66.1 percent of revenues, respectively.

Cost of services

Cost of services includes costs incurred at customer interaction centers including labor and associated benefits and taxes, telecommunication costs, rents, utilities, maintenance and depreciation of property and equipment.

Selling, general and administrative expenses

Selling, general and administrative expenses consist of all expenses that support the ongoing operation of the Company. These expenses included corporate management and infrastructure costs, sales and marketing activities, client support services and allowances for doubtful accounts.

Costs associated with advertising and promotion are generally charged to expense when incurred. Advertising and promotion expense was $354,000, $251,000 and $131,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

Income taxes

The Company applies SFAS No. 109, "Accounting for Income Taxes," which requires the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for future tax consequences, measured by enacted tax rates, attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards, for years which taxes are expected to be paid or recovered.

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

                                        For the year ended September 30, 2000
                                     ------------------------------------------
                                         Income        Shares       Per share
                                      (numerator)   (denominator)     amount
                                     ------------  --------------  ------------
Basic income per common share -
 Net income                          $  3,010,000      8,311,000    $       .36
                                                                   ============
Effect of dilutive securities -
 Stock options                                 --        534,000
 Restricted stock                              --         57,000
                                     ------------  -------------   ------------
Diluted income per common share -
Net income and assumed conversions   $  3,010,000      8,902,000    $       .34
                                     ============  =============   ============

                                         For the year ended September 30, 1999
                                     ------------------------------------------
                                         Income         Shares        Per share
                                      (numerator)   (denominator)       amount
                                     ------------  --------------  ------------
Basic income per common share -
 Net income                          $  1,559,000      8,133,000    $       .19
                                                                   ============
Effect of dilutive securities -
 Stock warrants                                --        130,000
 Stock options                                 --        108,000
 Restricted stock                              --         22,000
                                     ------------  -------------   ------------
Diluted income per common share -
Net income and assumed conversions   $  1,559,000      8,393,000    $       .19
                                     ============  =============   ============



                                         For the year ended September 30, 1998
                                     ------------------------------------------
                                         Income         Shares      Per share
                                      (numerator)   (denominator)     amount
                                     ------------  --------------  ------------
Basic income per common share -
 Net income                          $    504,000      8,120,000    $       .06
                                                                   ============
Effect of dilutive securities -
 Stock warrants                                --        142,000
 Stock options                                 --         52,000
                                     ------------  -------------   ------------
Diluted income per common share -
Net income and assumed conversions   $    504,000      8,314,000    $       .06
                                     ============  =============   ============

Options to purchase 3,860 shares of Common stock, with an average exercise price per share of $12.50, were outstanding during the year ended September 30, 2000, but were not included in the computation of diluted income per Common share for that year because the exercise prices of the options were greater than the average market price of the Common shares during the period. The options, which expire at various times through May 2010, were still outstanding as of September 30, 2000.

Options to purchase 444,000 shares of Common stock, with an average exercise price per share of $3.47, were outstanding during the year ended September 30, 1999, but were not included in the computation of diluted income per Common share for that year because the exercise prices of the options were greater than the average market price of the Common shares during the period. The options, which expire at various times through September 2009, were still outstanding as of September 30, 1999.


Options to purchase 4,700 shares of Common stock, with an average exercise price of $12.50, were outstanding during the year ended September 30, 1998, but were not included in the computation of diluted income per Common share for that year because the exercise prices of the options were greater than the average market price of the Common shares during the period. In addition, during the year ended September 30, 1998, the 100,000 shares of restricted stock which were awarded subsequent to September 30, 1998, were not included in the computation of diluted earnings per Common share as they would have been anti-dilutive.

New accounting pronouncements

Effective with the year ended September 30, 1999, the Company was subject to the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. For the year ended September 30, 2000, the Company's comprehensive income consists of net income and the gains and losses from foreign currency translation adjustment, which are presented in the accompanying consolidated statements of shareholders' equity. For the years ended September 30, 1999 and 1998, the Company's comprehensive income consisted only of net income.

Effective with the year ended September 30, 1999, the Company was subject to the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position but did affect the Company's disclosure of segment information (see Note 11).

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

3.   Valuation accounts:


                                                           For the year ended September 30
                                                  ------------------------------------------
                                                      2000          1999            1998
                                                  ----------     ----------      -----------
Allowance for doubtful accounts:
Balance at beginning of period                     $ 150,000      $  37,000       $  37,000
   Additions charged to expense                      161,000        113,000         114,000
   Accounts written off against allowance           (214,000)            --        (114,000)
                                                   ---------      ---------       ---------
Balance at end of period                           $  97,000      $ 150,000       $  37,000
                                                   =========      =========       =========

4.   Client contract:

In August 1999, the Company entered into a contract with a new client to provide in-bound teleservices over a four-year period. In connection with the execution of this contract, the Company made a $2,000,000 upfront payment to the client and an additional $1,000,000 payment in the year ended September 30, 2000. The payments are refundable on a pro-rata basis over the contract term if the agreement is terminated. The payments are included in other current and noncurrent assets in the accompanying consolidated balance sheets as of September 30, 2000 and 1999, and are being amortized to cost of services over the contract term. In addition, the Company is obligated to spend $800,000 for the development of a voice response unit application to be used in providing certain services to the client. As of September 30, 2000, the Company has incurred $611,000 related to this application. The balance of the development costs ($189,000) is anticipated to be incurred by March 31, 2001, and the Company can recover such costs through billings to the client based on usage of the application.

5.   Credit facility:

On March 21, 1997, the Company entered into a credit facility with a bank (the Credit Facility) consisting of a line of credit. The Credit Facility was a $4,000,000 line of credit that originally expired on April 1, 1998, but was subsequently extended. On September 28, 1999, November 24, 1999, May 23, 2000 and September 27, 2000, the Company entered into a second, third, fourth and fifth amendment, respectively, to the Credit Facility. The Credit Facility, as amended, provides for a $20,000,000 line of credit. The Company is also entitled to use the Credit Facility for letters of credit. The amended Credit Facility expires September 30, 2001, subject to renewal. There were no outstanding borrowings on the line of credit at September 30, 2000 and $1,558,000 outstanding under a letter of credit used as a guarantee for rental payments under a facility lease. As of September 30, 1999, the Company had borrowings of $3,700,000 outstanding under the Credit Facility. During the years ended September 30, 2000 and 1999, the maximum amount outstanding under the line of credit was $6,750,000 and $3,700,000 at a weighted average interest rate of 8.8 percent and 7.8 percent, respectively. Borrowings bear interest at either a base rate, or euro-rate option, as selected by the Company, and interest is payable either monthly under the base rate option, or on the last day of the related euro-rate interest period. The Credit Facility is unsecured and provides for certain covenants. Such covenants, among other things, restrict the Company's ability to incur debt, pay dividends, or make capital expenditures and acquisitions. The Company is also subject to restrictive financial covenants, which include levels of tangible net worth and a ratio related to lease expense coverage.

The Company incurred $129,000 and $8,000 in interest expense under the Credit Facility for the years ended September 30, 2000 and 1999, respectively. The Company did not incur interest expense under the Credit Facility for the year ended September 30, 1998.

6.   Accrued expenses:

                                                         September 30
                                                  -----------------------------
                                                     2000            1999
                                                  -------------   -------------

Payroll and related benefits                       $ 3,709,000     $ 5,329,000
Unearned grant reimbursements                          481,000       1,122,000
Telecommunications expense                           1,625,000       1,089,000
Other                                                2,373,000         566,000
                                                  -------------   -------------
                                                   $ 8,188,000     $ 8,106,000
                                                  =============   =============


7.   Shareholders' equity:

Stock option plan

In 1996, the Company established the 1996 Stock In centive Plan (the Plan), which as amended reserves 1,450,000 shares of Common stock for issuance in connection with a variety of awards including stock options, stock appreciation rights and restricted and unrestricted stock grants. The Plan is administered by a committee, which is comprised of two or more non-employee directors as designated by the Board of Directors. The committee determines the price and other terms upon which awards are made. The exercise price of incentive stock options may not be less than the fair market value of Common stock on the date of grant. As of September 30, 2000, 502,400 options are available for future grants. Information relative to the Plan is as follows:


                                                                Weighted
                                                                average
                                                                exercise
                                              Exercise price    price (per   Aggregate
                                 Options       (per share)        share)      proceeds
                              -------------  ----------------  -----------  ---------------
Balance as of September 30,
1997                             255,120        $7.00 -  12.50     $ 12.29    $  3,134,000
   Granted                       779,600         2.44 -   4.13        3.55       2,767,000
   Terminated                   (440,420)        3.69 -  12.50        8.61      (3,792,000)
                              -------------   ----------------  -----------  ---------------
Balance as of September 30,
1998                             594,300         2.44 -  12.50        3.55       2,109,000
   Granted                       381,250         1.41 -   5.56        2.35         897,000
   Terminated                    (57,650)        2.00 -  12.50        3.42        (197,000)
                              -------------   ----------------  -----------  ---------------
Balance as of September 30,
1999                             917,900        $1.41 - $12.50        3.06       2,809,000
   Granted                       124,500        $3.69 - $12.50        6.82         849,000
   Exercised                     (75,865)       $1.45 - $12.50        3.53        (261,000)
   Terminated                    (94,800)       $2.00 - $12.50        3.64        (345,000)
                              -------------   ----------------  -----------  ---------------
Balance as of September 30,
2000                             871,735        $1.41 - $12.50     $  3.50    $  3,052,000
                              =============   ================  ===========  ===============
Options exercisable as of
September 30, 2000               313,263                          $  3.21
                              =============                    ===========


The weighted average remaining contractual term of all options outstanding at September 30, 2000 is 8.1 years.

On March 12, 1998, the Company modified 248,820 options granted to certain employees during the year ended September 30, 1997. The effect of this modification was to exchange the original options, of which 85,499 were vested, with a weighted average exercise price of $12.22 and a weighted average remaining contractual life of 8.5 years, with 521,100 new options with an exercise price of $3.69, which was the fair market value of Common stock on the date of the modification. The new options were not vested and will vest over four years and have a contractual term of ten years.

The following table summarizes information relating to the Plan at September 30, 2000 based upon each exercise price :

                                                  Weighted                          Weighted
                                                   average                           average
                                    Weighted      exercise                           exercise
                   Options           average      price of         Options           price of
  Range of      outstanding at      remaining    outstanding   exercisable at       exercisable
exercise prices   September 30,    contractual   options (per  September 30,          options
(Per Share)          2000         life (years)      share)           2000           (per share)
-------------     ------------    -----------    ------------  --------------      ------------
$1.41 - $ 2.06         309,750            8.2           $2.00         102,437      $       5.90
$2.94 - $ 3.69         382,625            7.6           $3.60         179,863      $       3.64
$3.94 - $ 5.75          94,500            8.9           $4.65          23,875      $       4.31
$6.88 - $ 7.00          74,000            9.6           $6.95           4,000      $       6.88
        $10.00           7,000            9.6          $10.00              --      $         --
        $12.50           3,860            6.0          $12.50           3,088      $      12.50

The Company accounts for the option plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. SFAS No. 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the Plan. Had the Company recognized compensation cost for the stock option plan consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per Common share for the years ended September 30, 2000, 1999 and 1998 would have been as follows:

                                             For the year ended September 30
                                        ---------------------------------------
                                             2000         1999            1998
                                        ------------  ------------  -----------
Net income:
   As reported                          $  3,010,000  $  1,559,000  $   504,000
                                        ============  ============  ===========
   Pro forma                            $  2,275,000  $  1,128,000  $    80,000
                                        ============  ============  ===========
Basic net income per common share:
   As reported                          $        .36  $        .19  $       .06
                                        ============  ============  ===========
   Pro forma                            $        .27  $        .14  $       .01
                                        ============  ============  ===========
Diluted net income per common share:
   As reported                          $        .34  $        .19  $       .06
                                        ============  ============  ===========
   Pro forma                            $        .26  $        .13  $       .01
                                        ============  ============  ===========

The weighted average fair value of the stock options granted during the years ended September 30, 2000, 1999 and 1998 was $5.40, $2.00, and $2.75,
respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                       For the year ended September 30
                                   -------------------------------------
                                   2000            1999            1998
                                   -----           -----           -----
Risk-free interest rate             6.2%            5.4%            5.7%
Volatility                         85.0%           85.0%           85.0%
Expected dividend yield             0.0%            0.0%            0.0%
Expected life                       7.0 years       7.0 years       7.0 years

Warrant

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

In September 1999, the warrant was exercised through a cashless exercise by the bank, as permitted by the original warrant agreement. Based upon the market price of the Common stock on the date of exercise, 141,846 shares of Common stock were issued to the bank.

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

Accumulated deficit

In fiscal 1996, the Company completed a leveraged recapitalization transaction. The Company redeemed shares of Common stock held by the Company's founders for $19,214,000 and made a distribution to the founders of $4,600,000. In addition, the founders were paid a bonus of $6,000,000 upon completion of the Company's initial public offering in September 1996. The redemption and distribution payments totaling $23,814,000 were recorded as a reduction of retained earnings. The leveraged recapitalization transaction, along with the impact of the bonus payment, resulted in an accumulated deficit of $30,772,000 at September 30, 1996.

8.   Defined contribution plan:

The Company has a defined contribution savings plan available to substantially all employees under Section 401(k) of the Internal Revenue Code. Employee contributions are generally limited to 15 percent of compensation. On an annual basis, the Company may match a portion of the participating employee's contribution. The Company's contributions for the years ended September 30, 2000, 1999 and 1998 were $92,000, $63,000, and $51,000, respectively. Employees are fully vested in their contributions, while vesting in the Company's contributions occurs ratably over seven years beginning in year three.

9.   Joint venture:

The Company has a joint venture, 365biz.com LP, with Advanta Partners to provide web design, hosting and membership services to small and medium sized businesses that do not currently have a web presence. Additionally, the joint venture will provide a variety of online options and features including internet access, e-mail accounts, search engine posting and e-commerce related services. Advanta Partners was a related party given its previously held stock interest in the Company. Based on the terms of the limited partnership agreement, in order to obtain a 49 percent minority ownership interest in the joint venture, the Company is committed to provide the joint venture capital funding of $1,099,000, of which $1,023,000 has been provided as of September 30, 2000. The remaining commitment is expected to be paid in the year ending September 30, 2001. In addition, the Company extended $222,000 of trade credit for services the Company provided to the joint venture.

The limited partnership agreement provides that the Company will be allocated
33.3 percent of the joint venture's initial losses and subsequent profits, if any, until such time as the Company and Advanta Partners' equity accounts equal their original funding commitments. At that time, profits and losses will be allocated based upon ownership percentages.

The Company has accounted for the joint venture under the equity method of accounting, thereby recognizing its share of the joint venture's losses to date per the limited partnership agreement. During the year ended September 30, 2000, the Company elected to increase its investment in the joint venture above its original commitment and to reduce by an equal amount the trade credits available to the venture. Upon doing so, the Company began recording its share of the joint venture's losses at the new allocation percentage of 49 percent. The joint venture provided $148,000 of net revenues to the Company for the year ended September 30, 2000.

The following is summarized financial information for 365biz.com LP:


                                        For the year    For the period
                                          ended         from inception
                                        September 30,   to September 30,
                                            2000             1999
                                        ------------    ---------------
Sales                                   $     27,000    $            --
Loss from operations                       1,228,000            264,000
Net loss                                   1,228,000            264,000

                                        September 30,     September 30,
                                            2000              1999
                                        ------------      -------------
Current assets                          $     50,000    $            --
Noncurrent assets                          1,107,000            307,000
Current liabilities                        1,119,000            106,000
Noncurrent liabilities                            --                 --
Equity                                        38,000            201,000

10.  Income taxes:

Income before income taxes consists of the following:

                                            For the year ended September 30
                                       --------------------------------------
                                           2000            1999        1998
                                       ------------  ------------  ----------
United States                          $  4,468,000  $  2,363,000  $  868,000
Canada                                      345,000       132,000          --
                                       ------------  ------------  ----------
                                       $  4,813,000  $  2,495,000  $  868,000
                                       ============  ============  ==========
Income tax expense is as follows:

                                             For the year ended September 30
                                       --------------------------------------
                                             2000          1999        1998
                                       ------------  ------------  ----------
Current:
   United States federal               $  2,000,000  $    785,000  $  200,000
   United States state                        5,000        38,000      93,000
                                       ------------  ------------  ----------
                                          2,005,000       823,000     293,000
                                       ------------  ------------  ----------
Deferred:
   United States federal                   (543,000)      185,000      99,000
   United States state                       68,000       (72,000)    (28,000)
   Canada                                   273,000            --          --
                                       ------------  ------------  ----------
                                           (202,000)      113,000      71,000
                                       ------------  ------------  ----------
                                       $  1,803,000  $    936,000  $  364,000
                                       ============  ============  ==========

The tax benefit associated with nonqualified stock options increased the current deferred tax asset and common stock by $223,000 in the year ended September 30, 2000. This benefit will reduce accrued income taxes in fiscal 2001.

A reconciliation of the U.S. Federal Income Tax rate to the effective income tax rate is as follows:

                                            For the year ended September 30
                                      ------------------------------------------
                                           2000           1999          1998
                                      -------------    ------------   ----------
United States federal statutory rate          34.0%           34.0%       34.0%
United States state taxes                      1.5            (1.4)        7.5
Canadian tax items                             3.2            --          --
Other                                         (1.2)            4.9         0.4
                                      -------------    ------------   ----------
                                              37.5%           37.5%       41.9%
                                      =============    ============   ==========

Deferred income tax assets and liabilities are classified as current and noncurrent based on the financial reporting classification of the related assets and liabilities, which give rise to the temporary difference. Significant components of the deferred income tax assets and liabilities are as follows:


                                                                                 September 30
                                                                    -----------------------------------
                                                                         2000                  1999
                                                                    --------------        -------------
Deferred income tax assets:
   Net operating loss carryforward                                  $      427,000        $      69,000
   Deferred losses in joint venture                                        195,000                   --
   Other nondeductible expenses                                            106,000                   --
   Stock option tax benefit                                                223,000                   --
   Depreciation and amortization of  property and equipment                     --               44,000
                                                                    --------------        -------------
                                                                           951,000              113,000
                                                                    --------------        -------------
Deferred income tax liabilities:
   Grant reimbursements                                                   (686,000)                  --
   Depreciation and amortization of property and equipment                 (38,000)                  --
   Other                                                                  (619,000)            (930,000)
                                                                    --------------        -------------
                                                                        (1,343,000)            (930,000)
                                                                    --------------        -------------
                                                                    $     (392,000)       $    (817,000)
                                                                    ==============        =============

As of September 30, 2000, the Company had approximately $950,000 of loss carryforwards for income tax purposes available to offset future Canadian federal and provincial income. These carryforwards are subject to examination by the tax authorities and expire beginning in the year ending September 2006.

11.  Business segments:

The Company operates in four business segments as follows:

Telecommunications

The Telecommunications segment provides a variety of CRM services for the nation's leading local, long-distance and wireless telecommunications companies.

Financial services

The Financial Services segment provides CRM services to several of the largest credit card issuers, banks and other financial and membership service institutions in the United States. The Company's services include customer account acquisition and retention programs, programs to sell credit card enhancement features such as higher credit limits, lower interest rates and lower fees and discounts on selected goods and services purchased through a variety of interest group clubs. The Company also cross-sells additional services such as home equity loans and related banking services.

Insurance

The Insurance segment provides CRM services to the insurance industry in the United States. It markets such products as accidental death and dismemberment policies, graded benefit life insurance and other niche insurance products, such as pet insurance.

Technology

The technology segment was formed in August 2000 and provides CRM services to some of the nation's leading technology companies, primarily in the areas of hardware, software and internet support.

The reportable segments have been identified as they have separate management teams and serve separate classes of clients utilizing specific customer interaction centers with the exception of the newest segment, technology, which represented less than 1 percent of revenues in fiscal 2000 and was managed as part of the telecommunications segment. The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of the operating segments based on operating income
(loss) and corporate assets and costs are allocated to the segments based upon segment revenue. Intersegment sales and transfers are not significant.

Financial information for each business segment as of September 30, 2000, 1999 and 1998 and for the years then ended is as follows:

                                       2000             1999            1998
                                --------------- --------------- ---------------
Revenues:
   Telecommunications            $   47,719,000  $   10,308,000  $    1,180,000
   Financial services                44,525,000      37,621,000      16,557,000
   Insurance                         39,672,000      32,389,000      34,697,000
   Technology                           224,000              --              --
                                --------------- --------------- ---------------
                                 $  132,140,000  $   80,318,000  $   52,434,000
                                =============== =============== ===============
Operating income (loss):
   Telecommunications            $    2,167,000  $      613,000  $      (98,000)
   Financial services                 1,323,000         330,000        (694,000)
   Insurance                          2,074,000       1,355,000       1,119,000
   Technology                             9,000              --              --
                                --------------- --------------- ---------------
                                 $    5,573,000  $    2,298,000  $      327,000
                                =============== =============== ===============
Total assets:
   Telecommunications            $   12,980,000  $   11,350,000  $    1,725,000
   Financial services                20,812,000      17,816,000       7,486,000
   Insurance                          6,168,000      10,229,000      18,124,000
   Technology                           468,000              --              --
                                --------------- --------------- ---------------
                                 $   40,428,000  $   39,395,000  $   27,335,000
                                =============== =============== ===============
Depreciation and amortization:
   Telecommunications            $      709,000  $       79,000  $       36,000
   Financial services                   839,000         552,000         402,000
   Insurance                            327,000       1,009,000       1,186,000
   Technology                             2,000              --              --
                                --------------- --------------- ---------------
                                 $    1,877,000  $    1,640,000  $    1,624,000
                                =============== =============== ===============
Capital expenditures:
   Telecommunications            $    1,274,000  $      483,000  $       28,000
   Financial services                   621,000         815,000         363,000
   Insurance                            698,000         473,000         804,000
   Technology                           260,000              --              --
                                --------------- --------------- ---------------
                                 $    2,853,000  $    1,771,000  $    1,195,000
                                =============== =============== ===============
Geographic information:
   Property and equipment:
     United States               $    2,683,000  $    3,636,000  $    4,047,000
     Canada                           2,471,000         542,000              --
                                --------------- --------------- ---------------
                                 $    5,154,000  $    4,178,000  $    4,047,000
                                =============== =============== ===============

The Company's revenues during the years ended September 30, 2000, 1999 and 1998 were generated entirely from clients within the United States.

12. Commitments and contingencies:

Leases

The Company leases its offices and communications and computer equipment under noncancellable operating leases which expire at various dates through 2009. The rental payments for the years ended September 30, 2000, 1999 and 1998, were approximately $9,948,000, $5,594,000, and $2,828,000, respectively.

Aggregate minimum rental payments under the noncancellable operating leases at September 30, 2000, are as follows:

2001                                                            $   10,855,000
2002                                                                 9,785,000
2003                                                                 8,211,000
2004                                                                 6,486,000
2005                                                                 3,389,000
Thereafter                                                           9,132,000
                                                                --------------
                                                                $   47,858,000
                                                                ==============

On May 28, 1999, the Company entered into an agreement with the same bank that provides the Credit Facility which provided for up to $8,000,000 of availability for leasing customer interaction center equipment. The balance available for leasing customer interaction center equipment was subsequently reduced to $5,000,000, in conjunction with an amendment to increase the Company's Credit Facility. The agreement, which expired on September 30, 2000, required that the leases be operating in nature and not exceed 60 months. Under this agreement, the Company entered into leases for equipment with an aggregate total cost of $4,825,000.

A new lease financing facility has been arranged. The facility is for $5,000,000 and expires in September 2001.

Previously, under separate agreements with the same bank, the Company entered into operating leases for equipment with an aggregate total cost of $9,600,000 under similar terms. These lease financing agreements have expired.

In addition, on June 1, 1999, RMH Teleservices International entered into an agreement with a finance company which provides for up to $5,000,000 Canadian dollars of availability available for leasing customer interaction center equipment. The facility was increased to $15,000,000 Canadian dollars during the year ended September 30, 2000. Under the terms of the agreement, the leases must be operating in nature and not exceed 60 months. Under this agreement, as of September 30, 2000, the Company entered into leases for equipment with an aggregate total cost of $8,155,000 Canadian dollars. This facility expires in December 2000.

RMH Teleservices, Inc. is a guarantor of all liabilities arising from obligations incurred by RMH Teleservices International under this lease financing agreement.

Purchase commitments

The Company has entered into agreements with telephone long distance carriers which currently range from one to three years, and which provide for, among other things, annual minimum purchases and termination penalties. The annual minimum purchases under these agreements total approximately $10,590,000.

Employment agreements

The Company has employment agreements with five executive officers that expire at various times through the year ending September 30, 2003, subject to renewal. The agreements provide for aggregate base compensation of $1,880,000, $780,000 and $780,000 in the years ending September 30, 2001, 2002 and 2003, respectively, plus incentive compensation based on performance of the Company. The agreements also provide for certain other fringe benefits and payments upon termination of the agreements or upon a change in control of the Company.

Litigation

From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management's opinion, the outcome of such actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

13. Grant reimbursements:

RMH International, which was established during the year ended September 30, 1999, to conduct the Company's business operations in Canada, has received financial incentives from the Canadian provincial governments of Ontario and New Brunswick totaling $5,878,000 Canadian dollars (approximately $3,910,000 using the exchange rate at September 30, 2000) as of September 30, 2000 and expects to receive an additional $2,247,000 Canadian dollars (approximately $1,495,000 using the exchange rate at September 30, 2000) over the next three years. The incentives offset various start-up, payroll and operating costs associated with operating new customer interaction centers in Canada. The Company records a grant receivable for qualified expenditures made but not yet reimbursed, and a liability for grant reimbursements received for which the Company has not fulfilled its obligations under the applicable grant. During the years ended September 30, 2000 and 1999, the Company recorded $1,345,000 and $1,927,000, respectively, as expense reductions related to the grants. At September 30, 2000 and 1999, the Company had a grant receivable of $769,000 and $820,000, respectively, which is included in other current assets in the accompanying consolidated balance sheets and a liability of $481,000 and $1,122,000, respectively, which is included in accrued expenses in the accompanying balance sheets. This liability is expected to be amortized against qualified payroll costs over the next three fiscal years as the grant incentives are earned and the Company's performance obligations are satisfied. As certain grants require the Company to maintain achieved employment levels over a defined period, the Company's failure to maintain these levels could require the Company to repay a portion of the grants for the portion of the employment targets not maintained.

14. Officer loan:

In December 1999, the Company loaned an officer approximately $85,000. Interest on the loan accrues at an annual rate of 7.5 percent and is due and payable annually, on January 1 of each year, commencing on January 1, 2000. The principal balance of the loan and all accrued and unpaid interest thereon is due and payable in full on the earlier of December 14, 2004 or the date of the officer's termination.

15. Shareholder agreement:

In connection with the purchase of Common stock from the Company's original founders and Advanta Partners in March 2000, a certain shareholder entered into a shareholder agreement with the Company. Under the shareholder agreement, the Company agreed to cause two persons designated by the shareholder and reasonably acceptable to the Company's board of directors to be elected to the board of directors. The shareholder agreement further provides that the shareholder (including its affiliates) will not directly or through affiliates consummate any tender offer, exchange offer, merger or other business combination, recapitalization or similar transaction involving the Company or any of its subsidiaries unless approved by (i) a majority of members of a special committee consisting of all of the Company's independent directors and (ii) a majority of the shares not owned by the shareholder or its affiliates or, in the case of a tender offer or exchange offer, the offer has a minimum condition that a majority of the shares not owned by the shareholder or its affiliates shall have been validly tendered and not withdrawn and the offer provides that it will be extended for ten business days after the shareholder has publicly announced that such minimum condition has been satisfied.

16. Supplemental quarterly financial data (unaudited):

Summarized quarterly financial data for the years ended September 30, 2000 and 1999 is as follows:

                                               Fiscal 2000
                           -----------------------------------------------------
                           December 31,   March 31,     June 30,   September 30,
                               1999          2000         2000         2000
                           ------------  ------------ ------------ -------------
Net revenues               $ 28,673,000  $ 31,420,000 $ 34,799,000 $ 37,248,000
                           ------------  ------------ ------------ -------------
Operating expenses:
   Cost of services          22,334,000    24,039,000   26,476,000   28,139,000
   Selling, general and
   administrative             5,502,000     6,025,000    6,567,000    7,485,000
                           ------------  ------------ ------------ -------------
Total operating expenses     27,836,000    30,064,000   33,043,000   35,624,000
                           ------------  ------------ ------------ -------------
Operating income                837,000     1,356,000    1,756,000    1,624,000
Equity in losses of joint
venture                          56,000        95,000      335,000      164,000
Interest (expense) income,
net                             (64,000)           --       14,000      (60,000)
                           ------------  ------------ ------------ -------------
Income before income taxes      717,000     1,261,000    1,435,000    1,400,000
Income taxes                    269,000       473,000      546,000      515,000
                           ------------  ------------ ------------ -------------
Net income                 $    448,000  $    788,000 $    889,000 $    885,000
                           ============  ============ ============ =============
Basic income per common
share                      $        .05  $        .10 $        .11 $        .11
                           ============  ============ ============ =============
Diluted income per common
share                      $        .05  $        .09 $        .10 $        .10
                           ============  ============ ============ =============

                                               Fiscal 1999
                           -----------------------------------------------------
                           December 31,   March 31,     June 30,   September 30,
                               1998          1999         1999         1999
                           ------------  ------------ ------------  ------------
Net revenues               $ 15,837,000  $ 17,290,000 $ 20,627,000  $ 26,564,000
                           ------------  ------------ ------------  ------------
Operating expenses:
   Cost of services          11,950,000    13,144,000   15,585,000    19,958,000
   Selling, general and
   administrative             3,583,000     3,663,000    4,411,000     5,726,000
                           ------------  ------------ ------------  ------------
Total operating expenses     15,533,000    16,807,000   19,996,000    25,684,000
                           ------------  ------------ ------------  ------------
Operating income                304,000       483,000      631,000       880,000
Equity in losses of joint
venture                              --            --           --        88,000
Interest income, net            107,000        69,000       72,000        37,000
                           ------------  ------------ ------------  ------------
Income before income taxes      411,000       552,000      703,000       829,000
Income taxes                    154,000       207,000      264,000       311,000
                           ============  ============ ============  ============
Net income                 $    257,000  $    345,000 $    439,000  $    518,000
                           ============  ============ ============  ============
Basic and diluted income
per common share           $        .03  $        .04 $        .05  $       .06
                           ============  ============ ============  ============