Form 10-Q
period 2000-12-31
RMH TELESERVICES INC
filed 2001-02-14
CIK 1017958

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: December 31, 2000

                        Commission File Number 0-21333

                            RMH TELESERVICES, INC.
            (Exact name of Registrant as specified in its charter)

       Pennsylvania                                      23-2250564
       (State or other jurisdiction                      (IRS Employee
       of incorporation or organization)                 Identification No.)

                    40 Morris Avenue, Bryn Mawr, PA  19010
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

                        Yes   X         No ___
                             ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common stock, as of the latest practicable date: 8,445,411 shares of Common Stock outstanding as of February 13, 2001.

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q



                                                                         Page
                                                                        Number
                                                                        ------
PART I.       FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheets at
           December 31, 2000 and September 30, 2000  ...................  3

           Consolidated Statements of Operations for the
           Three Months Ended December 31, 2000 and 1999................  4

           Consolidated Statements of Cash Flows for the
           Three Months Ended December 31, 2000 and 1999 ...............  5

           Notes to Consolidated Financial Statements ..................  6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations ...............  9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk... 15

PART II.      OTHER INFORMATION

Item 1.    Legal Proceedings............................................ 16

Item 2.    Changes in Securities and Use of Proceeds.................... 16

Item 3.    Defaults Upon Senior Securities.............................. 16

Item 4.    Submission of Matters to a Vote of Security Holders.......... 16

Item 5.    Other Information............................................ 16

Item 6.    Exhibits and Reports on Form 8-K............................. 16


SIGNATURES.............................................................. 17

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (unaudited)

                                                  December 31,   September 30,
                       ASSETS                         2000           2000
                       ------                     -------------  -------------
     CURRENT ASSETS:
       Cash and cash equivalents                  $   1,839,000   $ 5,210,000
       Accounts receivable, net of
          allowance for doubtful accounts
          of $464,000 and $97,000,
          respectively                               25,731,000    23,655,000
      Prepaid expenses and other current
         Assets                                       6,891,000     3,665,000
                                                  -------------   -----------

            Total current assets                     34,461,000    32,530,000
                                                  -------------   -----------


     INVESTMENT IN / ADVANCES TO JOINT VENTURE          135,000       284,000
                                                  -------------   -----------

     PROPERTY AND EQUIPMENT                          17,009,000    15,154,000
        Less - Accumulated depreciation
         and amortization                           (10,448,000)  (10,000,000)
                                                  -------------   -----------

            Net property and equipment                6,561,000     5,154,000
                                                  -------------   -----------

     DEFERRED INCOME TAXES                              179,000       179,000
                                                  -------------   -----------

     OTHER ASSETS                                     2,084,000     2,281,000
                                                  -------------   -----------

                                                  $  43,420,000   $40,428,000
                                                  =============   ===========

                LIABILITIES AND             December 31,        September 30,
             SHAREHOLDERS' EQUITY              2000                 2000
             --------------------           ------------        ------------
CURRENT LIABILITIES:
   Line of credit                           $  3,938,000        $         --
   Accounts payable                            3,400,000           3,625,000
   Income taxes payable                           27,000             934,000
   Accrued expenses                           11,573,000           8,188,000
   Deferred income taxes                         557,000             557,000
                                           -------------        ------------

       Total current liabilities              19,495,000          13,304,000
                                           -------------        ------------



DEFERRED INCOME TAXES                             14,000              14,000
                                           -------------        ------------





SHAREHOLDERS' EQUITY:
    Common stock                              49,800,000          49,772,000

    Deferred compensation                       (108,000)           (118,000)
    Accumulated other comprehensive loss        (155,000)           (212,000)
    Accumulated deficit                      (25,626,000)        (22,332,000)
                                           -------------        ------------

                                              23,911,000          27,110,000
                                           -------------        ------------

         Total shareholders' equity        $  43,420,000        $ 40,428,000
                                           =============        ============

The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these consolidated financial statement.

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)

                                             For the Three Months Ended
                                                    December 31
                                             --------------------------
                                                 2000           1999
                                             -----------    -----------
REVENUES                                     $32,899,000    $28,673,000
                                             -----------    -----------

OPERATING EXPENSES:
   Cost of services                           29,028,000     22,334,000
   Selling, general and administrative         8,244,000      5,502,000
   Special charges                               868,000              -
                                             -----------    -----------
            Total operating expenses          38,140,000     27,836,000
                                             -----------    -----------

       Operating income (loss)                (5,241,000)       837,000

                                                 150,000         56,000
EQUITY IN LOSSES OF JOINT VENTURE

INTEREST EXPENSE (INCOME), NET                   (60,000)        64,000
                                             -----------    -----------

        Income (loss) before income taxes     (5,331,000)       717,000

INCOME TAX (BENEFIT) EXPENSE                  (2,036,000)       269,000
                                             -----------    -----------

NET INCOME (LOSS)                            $(3,295,000)   $   448,000
                                             ===========    ===========

BASIC INCOME (LOSS) PER COMMON SHARE         $     (0.39)   $      0.05
                                             ===========    ===========

DILUTED INCOME (LOSS) PER COMMON
SHARE                                        $     (0.39)   $      0.05
                                             ===========    ===========

SHARES USED IN COMPUTING BASIC
  INCOME (LOSS) PER COMMON SHARE               8,366,000      8,286,000
                                             ===========    ===========


SHARES USED IN COMPUTING DILUTED
   INCOME (LOSS) PER COMMON SHARE              8,366,000      8,626,000
                                             ===========    ===========

The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these consolidated financial statements.

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                     ------------------------------------
                                  (unaudited)
                                  -----------


                                                                 For the Three Months Ended
                                                                         December 31
                                                             ---------------------------------
                                                                   2000              1999
                                                             ---------------    --------------
OPERATING ACTIVITIES:
 Net income (loss)                                             $(3,295,000)       $   448,000
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities-
    Amortization of deferred compensation                           10,000             10,000
    Depreciation and amortization                                  448,000            465,000
    Equity in losses of joint venture                              150,000             56,000
    Changes in operating assets and liabilities--
     Accounts receivable                                        (2,076,000)         7,070,000
     Prepaid expenses and other current assets                  (3,226,000)           305,000
     Other assets                                                  197,000           (593,000)
     Accounts payable, income tax payable and accrued
     expenses                                                    2,253,000           (541,000)
                                                               -----------        -----------
       Net cash provided by (used in) operating activities      (5,539,000)         7,220,000
                                                               -----------        -----------

INVESTING ACTIVITIES:
 Purchases and development of property and equipment            (1,855,000)          (460,000)
                                                               -----------        -----------
FINANCING ACTIVITIES:
 Net borrowings (repayments) under line of credit                3,938,000         (3,700,000)
 Common stock options exercised                                     28,000              4,000
                                                               -----------        -----------
       Net cash used in financing activities                     3,966,000         (3,696,000)
                                                               -----------        -----------
Effect of changes in exchange rate on cash                          57,000                ---
                                                               -----------        -----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                    (3,371,000)         3,064,000
CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                                          5,210,000            696,000
                                                               -----------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 1,839,000        $ 3,760,000
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


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION:
----------------------------------------------

     RMH Teleservices, Inc. and its subsidiaries (collectively, "RMH", "Company", "we" or "us") is a leading provider of outsourced customer relationship management, or CRM, services. We offer our clients multi-channel customer interaction solutions that most effectively manage the relationships between our clients and their customers. Our customer acquisition, service and retention programs enable our clients to generate increased sales, strengthen their customer relationships and keep their customers for longer periods of time. We offer our services to companies in intensely competitive industries with significant customer relationship needs such as telecommunications, financial services, insurance and technology. We have many long-term client relationships, reflecting the high quality service we provide. We maintain our competitive advantage through our well-trained workforce, vertical industry expertise and integrated technology solutions. We operate over 3,800 workstations within a network of 21 state-of-the-art customer interaction centers and two quality assurance centers throughout the United States and Canada.

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company. Operating results for the three month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2000.

NOTE 2 - EARNINGS PER SHARE:
----------------------------

We have provided basic and diluted income per share pursuant to Statement of
Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share."   SFAS
No. 128 requires dual presentation of basic and diluted earnings per share. According to SFAS No. 128, basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options and warrants.

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations:

                                                  For the Three Months Ended December 31,
                          --------------------------------------------------------------------------------
                                             2000                                   1999
                          -----------------------------------------  -------------------------------------
                              Income                                   Income
                              (Loss)         Shares      Per Share     (Loss)        Shares      Per Share
                            (Numerator)   (Denominator)   Amount     (Numerator)  (Denominator)   Amount
                          -------------  -------------  ----------   ----------   ------------   ---------
Basic income (loss)
 per Common share:
     Net income (loss)      $(3,295,000)     8,366,000      $(0.39)    $448,000      8,286,000       $0.05
                                                            ======                                   =====
Effect of dilutive
 securities:
    Stock options                   ---            ---                      ---        292,000
    Restricted stock                ---            ---                      ---         48,000
                               --------       --------                 --------      ---------
Diluted income (loss)
 per Common share:
  Net income and
  Assumed conversion
  of dilutive securities    $(3,295,000)     8,366,000      $(0.39)    $448,000      8,626,000       $0.05
                            ===========      =========      ======     ========      =========       =====

Options to purchase approximately 864,000 shares of Common stock with an average exercise price of $3.50 were outstanding during the three month period ended December 31, 2000, but were not included in the computation of diluted income per Common share because of the loss incurred. Options to purchase approximately 30,000 shares of Common stock with an average exercise price of $6.20 were outstanding during the three month period ended December 31, 1999, but were not included in the computation of diluted income per Common share because the exercise prices of the options were greater than the average market price of the Common shares during the periods. These options, which expire at various times through December 2009, were still outstanding as of December 31, 2000.

NOTE 3 - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK:
---------------------------------------------------------

We are dependent on several large clients for a significant portion of our revenues. The loss of one or more of these clients could have a materially adverse effect on our business. The following table summarizes the percent of net revenues in the three months ended December 31, 2000 and 1999 derived from each client that represented at least 10 percent of net revenues and the amount receivable from each at December 31, 2000 and 1999, respectively.:

                 For the Three Months Ended
                         December 31,              December 31,
                ----------------------------  -----------------------
                    2000        1999             2000         1999
                -----------  -------------    -----------  ----------
     Client A    20.8%           20.0%        $ 3,287,000  $  847,000
     Client B    15.0%           16.1%         10,160,000   8,873,000
     Client C    14.1%           14.5%          1,733,000   1,216,000
     Client D    10.9%           31.7%          3,135,000   5,399,000
     Client E     *              10.2%             *        1,828,000

*Less than 10 percent for the quarter.

NOTE 4 - COMPREHENSIVE INCOME (LOSS):
-------------------------------------

The Company's comprehensive income (loss) includes net income and gains and losses from foreign currency translation adjustments. Comprehensive income
(loss) for the three months ended December 31, 2000 and 1999 was $(3,238,000) and $448,000, respectively.

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," the assets and liabilities of the Company's foreign operations (RMH International) are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average exchange rates for the period. Resulting cumulative translation adjustments are reflected as accumulated other comprehensive loss in the consolidated balance sheets. For the three months ended December 31, 2000, the Company recognized a foreign currency translation gain of approximately $57,000, which is included in comprehensive income (loss) for the three months then ended. The translation adjustment for the three months ended December 31, 1999, was not material, nor were the net amounts of foreign currency transaction gains and losses included in consolidated net income.


NOTE 5 - CLIENT CONTRACT:
-------------------------

In August 1999, we entered into a contract with a new client to provide in-bound teleservices over a four-year period. In connection with the execution of this contract, we made a $2,000,000 payment to the client during the three months ended September 30, 1999 and an additional $1,000,000 payment in the three months ended December 31, 1999. The payments are refundable on a pro-rata basis over the contract term if the agreement is terminated. The payments are included in other noncurrent and current assets in the accompanying consolidated balance sheets, and are being amortized to cost of services over the contract term. In addition, we were obligated to spend $800,000 for the development of a voice response unit application to be used in providing certain services to the client. These development costs were recorded during the fiscal year ended September 30, 2000 and we can recover such costs through billings to the client based on usage of the system.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     References to a given fiscal year in this Quarterly Report on Form 10-
Q are to the fiscal year ending on September 30th of that year. For example, the phrases "fiscal 2000" or "2000 fiscal year" refer to the fiscal year ended September 30, 2000.

     From time-to-time, we may publish statements which are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to: (i) reliance on principal client relationships in the telecommunications, financial services, insurance, and technology industries;
(ii) fluctuations in quarterly results of operations due to the timing of clients' telemarketing campaigns, the commencement and expiration of contracts, the timing of opening new customer interaction centers and expansion of existing customer interaction centers, the amount of new business generated by us, changes in our revenue mix among our various clients, bonus arrangements continuing to be negotiated with clients, and if negotiated, any amount being earned, the timing of additional selling, general and administrative expenses to acquire and support such new business, and changes in competitive conditions affecting the telemarketing industry; (iii) difficulties of managing growth profitably; (iv) dependence on the services of our executive officers and other key operations and technical personnel; (v) changes in the availability of qualified employees; (vi) fluctuations in US dollar and Canadian dollar exchange rates; (vii) performance of automated call-processing systems and other technological factors; (viii) reliance on independent long-distance companies;
(ix) changes in government regulations affecting the teleservices and telecommunications industries; (x) competition from other outside providers of teleservices and in-house telemarketing operations of existing and potential clients; (xi) competition from providers of other marketing formats, such as direct mail and emerging strategies such as interactive shopping and marketing over the Internet; and (xii) realization of revenues, unexpected expenses, and viability of RMH's joint venture 365biz.com LP.

Overview

     We are a leading provider of outsourced customer relationship management, or CRM, services, offering our clients multi-channel customer interaction solutions that more effectively manage the relationships between our clients and their customers. Our customer acquisition, service and retention programs enable our clients to generate increased sales, strengthen their customer relationships and keep their customers for longer periods of time. We offer our services to companies in intensely competitive industries with significant customer relationship needs such as telecommunications, financial services, insurance and technology. We have many long-term client relationships, reflecting the high quality service we provide. We maintain our competitive advantage through our well-trained workforce, vertical industry expertise and integrated technology solutions. We operate over 3,800 workstations within a network of 21 state-of-the-art customer interaction centers and two quality assurance centers throughout the United States and Canada.

     Our clients include local, long-distance and wireless telecommunications companies, credit card issuers, banks and other financial and membership service institutions, and insurance and technology companies in the United States. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients. For the three months ended December 31, 2000, four clients accounted for 20.8%, 15.0%, 14.1% and 10.9% of revenues. For the three months ended December 31,1999, five clients accounted for 20.0%, 16.1%, 14.5%, 31.7% and 10.2% of revenues. The volume of work performed for specific clients may vary from period to period.

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

     RMH Teleservices International Inc., a wholly owned subsidiary of our company incorporated in the Province of New Brunswick, Canada for the purpose of conducting our business operations in Canada, has received financial incentives from the Canadian provincial governments of Ontario and New Brunswick totaling $3.9 million in fiscal 2000 and expects to receive an additional $1.3 million over approximately the next three years. These incentives offset various start-up, payroll and operating costs associated with the new Canadian customer interaction centers. We incurred these costs associated with the Oromocto, Brantford, Saint John, Sarnia and Sault Ste. Marie call centers totaling $1.9 million in fiscal 1999, $1.3 million in fiscal 2000 and $452,000 in the three months ended December 31, 2000. These costs were offset against the financial incentives received. The remaining financial incentives of $2.2 million are primarily being amortized against payroll costs over the next three years.

     Selling, general and administrative expenses consist of all expenses that support our ongoing operations. These expenses include corporate management and infrastructure costs, sales and marketing activities, client support services and allowances for doubtful accounts.

     We recognized a special charge of $868,000 in the three months ended December 31, 2000. This charge was the result of resizing the cost structure dedicated to a major client in our insurance sector which significantly reduced their telemarketing campaigns that we were carrying out. Specifically, we closed several call centers and reduced the associated infrastructure. We also renegotiated our contract with this client to establish agreed upon levels of volume through December 31, 2001.

     Equity in losses of joint venture reflects our portion of the losses of our Internet joint venture, 365biz.com, under the equity method of accounting.

     Interest income (expense), net, represents interest income earned by investing cash in marketable securities and cash equivalents net of interest expense, primarily incurred on borrowings on our line of credit.

Our results of operations in any single interim period should not be viewed as an indication of future results of operations. We may experience quarterly variations in net revenues and operating income as a result of the timing of clients' telemarketing campaigns, the commencement and expiration of contracts, the amount of new business generated by us, the timing of additional selling, general and administrative expenses to acquire and support such new business and changes in our revenue mix among our various customers.

Results of Operations
---------------------

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31,
--------------------------------------------------------------------------------
1999
----

Revenues - Revenues increased to $32,899,000 for the three months ended December 31, 2000 from $28,673,000 for the three months ended December 31, 1999, an increase of $4,226,000 or 14.7%. Of such increase in revenues, approximately $1,877,000 was attributable to increased calling volumes from existing clients and $2,349,000 was attributable to new clients. To meet client demand, we added 320 workstations in Thunder Bay, Ontario, Canada and 50 seats in Yuma, Arizona during the three months ended December 31, 2000. We currently plan on opening at least four additional call centers by September 30, 2001.

Cost of Services - Cost of services increased to $29,028,000 for the three months ended December 31, 2000 from $22,334,000 for the three months ended December 31, 1999. As a percentage of revenues, cost of services increased to 88.2% for the three months ended December 31, 2000 as compared to 77.9% for the three months ended December 31, 1999. The increase in cost of services, as a percentage of revenues during the three months ended December 31, 2000, is attributable to the reduced volumes of insurance work we received and the resulting revenue decline, while still incurring the costs associated therewith. We believe that cost of services, as a percentage of revenues, will return to prior levels as insurance volumes stabilize and existing call centers regain acceptable levels of utilization.

Selling, General and Administrative - Selling, general and administrative expenses increased to $8,244,000 for the three months ended December 31, 2000 from $5,502,000 for the three months ended December 31, 1999. As a percentage of revenues, selling, general and administrative expenses increased to 25.1% for the three months ended December 31, 2000 from 19.2% for the three months ended December 31, 1999. The increase was primarily the result of expanding our infrastructure to fully support projected new revenue opportunities and the reduced revenues in the three months ended December 31, 2000 related to the reduced volume of insurance work.

Special Charge - This reflects a one-time charge for the closing of certain facilities dedicated to providing services to insurance clients and other costs.

Equity in Losses of Joint Venture. This reflects our portion of the losses of our start-up Internet joint venture, 365biz.com, under the equity method of accounting.

Interest Expense (Income) - Interest income for the three months ended December 31, 2000, was $60,000 and interest expense for the three months ended December 31, 1999, was $64,000 incurred on borrowings on our line of credit.

Income Tax Expense (Benefit) - Income tax benefit for the three months ended December 31, 2000 was $2,036,000 and income tax expense for the three months ended December 31, 1999 and $269,000, and represents income taxes based upon an effective tax rate of 39.0% and 37.5%, respectively. This tax rate is reflective of both the Federal tax rates and the state and provincial tax rates in effect where we do business coupled with certain implemented tax planning strategies.

Liquidity and Capital Resources

     Historically, our primary sources of liquidity have been cash flow from operations and borrowings under our credit facilities. These funds, combined with the proceeds of our initial public offering in September 1996, have provided the liquidity to finance our growth.

     In September 2000, we amended our credit facility with PNC Bank, N.A. originally entered into on March 21, 1997. The amount available under the credit facility is $20 million. The interest rate on outstanding balances under the credit facility is the lower of the LIBOR rate plus 95 basis points and PNC Bank's prime rate minus 100 basis points. The credit facility expires September 30, 2001, subject to renewal. The credit facility contains financial covenants and certain restrictions which restrict our ability to incur additional debt or dispose of our assets. As of December 31, 2000, we had $3.9 million outstanding on our credit facility.

     Under a separate agreement with PNC Bank, N.A. we have up to $5 million available for leasing customer interaction center equipment. The agreement, which expired on September 30, 2000, was renewed for an additional amount of $5 million and requires that the leases be operating in nature and not exceed 60 months. Under this agreement, as of December 31, 2000, we entered into operating leases for equipment with an aggregate total cost of $5.4 million.

     Previously, under similar separate agreements with PNC Bank, N.A. we entered into operating leases for equipment with an aggregate total cost of $4.1 million and $5.5 million, respectively, under similar terms.

     In June 1999, RMH Teleservices International, Inc. entered into an agreement with GATX Technology Finance Inc. for a $5.0 million CDN lease facility which was increased in September 1999 to $10.0 million CDN. During fiscal 2000 this facility was increased by $15.0 million CDN to $25.0 million. Under the terms of this lease facility, leases must meet the accounting definition of an operating lease with rent to be paid over a period not to exceed 60 months. As of December 31, 2000, we have entered into operating leases for equipment under this agreement with an aggregate total cost of $15.6 million CDN.

     Net cash used in operating activities was approximately $5.5 million in the three months ended December 31, 2000 and net cash provided by operating activities was $7.2 million in the three months ended December 31, 1999. The cash used in operations in the three months ended December 31, 2000 resulted from our loss for this period coupled with an increase in our accounts receivable and prepaid expenses and offset by an increase in accounts payable and accrued expenses.

     Our CRM services operations will continue to require significant capital expenditures. Our capital expenditures were $1.9 million in the three months ended December 31, 2000 and $460,000 in three months ended December 31, 1999. We financed equipment under operating leases totaling $7.1million in the three months ended December 31, 2000 and $2.5 million in the three months ended December 31, 1999. We expect to lease equipment valued at approximately $15 to $20 million in fiscal 2001.

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

     We have a joint venture with Advanta Partners LP, a venture capital firm affiliated with Advanta Corp., a financial services company based in Springhouse, Pennsylvania, called 365biz.com LP. This joint venture provides Web design, hosting and membership services to small and medium sized businesses that do not currently have a web presence. Additionally, the joint venture will provide a variety of online options and features including internet access, e-mail accounts, search engine posting and e-commerce related services. During fiscal 2000, Advanta Partners was a related party because for part of such period, until March 28, 2000, Advanta Partners LP owned approximately 31% of our Common stock. Based on the terms of the amended limited partnership agreement, in order to obtain a 49 percent minority ownership interest in the joint venture, we are committed to provide the joint venture capital funding of $1,099,000, of which $1,023,000 has been provided as of December 31, 2000. The remaining commitment is expected to be paid in the fiscal year ending September 30, 2001. In addition, we extended $484,000 of trade credit for services we provided to the joint venture.

     We have accounted for the joint venture under the equity method of accounting, thereby recognizing our share of the joint venture's losses to date per the amended limited partnership agreement. During fiscal 2000, we elected to increase our investment in the joint venture above our original commitment and to reduce by an equal amount the trade credits available to the venture. Upon doing so, we began recording our share of the joint venture's losses at our new allocation percentage of 49 percent. The joint venture represented $10,000 of our net revenues for the three months ended December 31, 2000.

Segment information
--------------------

We operate in four business segments as follows:

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

The reportable segments have been identified as they have separate management teams and serve separate classes of clients utilizing specific customer interaction centers with the exception of the newest segment, technology, which represented less than 1 percent of revenues in fiscal 2000 and was managed as part of the telecommunications segment. The accounting policies of the reportable segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10K/A for fiscal 2000. We evaluate the performance of the operating segments based on operating income (loss) and corporate assets and costs are allocated to the segments based upon segment revenue. Intersegment sales and transfers are not significant.

Financial information for each business segment as of December 31, 2000 and 1999 and for the three months then ended is as follows:


                                          Three months ended
                                          ------------------
                                      December 31,     December 31,
                                         2000              1999
                                     ------------      ------------

   Revenue:
        Insurance                    $  5,831,000      $  9,166,000
        Financial services             12,102,000         8,995,000
        Telecommunications             13,682,000        10,512,000
        Technology                      1,284,000                 -
                                     ------------      ------------
                                     $ 32,899,000      $ 28,673,000
                                     ------------      ------------

   Operating income (loss):
        Insurance                    $ (4,827,000)     $    493,000
        Financial services                 23,000           208,000
        Telecommunications                184,000           136,000
        Technology                       (621,000)                -
                                     ------------      ------------
                                     $ (5,241,000)     $    837,000
                                     ------------      ------------

   Total assets:
        Insurance                    $  8,324,000      $ 15,657,000
        Financial services             19,457,000        11,028,000
        Telecommunications             13,555,000         8,931,000
        Technology                      2,084,000                 -
                                     ------------      ------------
                                     $ 43,420,000      $ 35,616,000
                                     ------------      ------------

   Depreciation and amortization:
        Insurance                    $    178,000      $     67,000
        Financial services                140,000           219,000
        Telecommunications                109,000           179,000
        Technology                         21,000                 -
                                     ------------      ------------
                                     $    448,000      $    465,000
                                     ------------      ------------

   Capital expenditure:
        Insurance                    $    453,000      $    124,000
        Financial services                580,000            80,000
        Telecommunications                797,000           256,000
        Technology                         25,000
                                     ------------      ------------
                                     $  1,855,000      $    460,000
                                     ------------      ------------

                                     December 31,      December 31,
                                         2000             1999
                                     ------------      ------------

   Geographic areas:
     Property and equipment:
        United States                $  3,575,000      $  3,444,000
        Canada                          2,986,000           729,000
                                     ------------      ------------
                                     $  6,561,000      $  4,174,999
                                     ------------      ------------

     The Company's revenues during the three months ended December 31, 2000 and 1999 were generated entirely from clients within the United States.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Investments and Hedging Activities -Deferral of Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," which we must adopt in the year ending September 30, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As we do not currently hold derivative instruments or engage in hedging activities, the adoption of this pronouncement is expected to have no impact on our financial position or results of operations.


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

We mitigate default risk by investing in only the highest quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. As of December 31, 2000 and 1999, respectively, our cash equivalents consisted of approximately $1,839,000 and $3,760,000 invested in domestic money market accounts.

We have additional exposure to the risk of changes in interest rates as they relate to our variable-rate line of credit. As of December 31, 2000 and 1999 we had $3,938,000 and $0, respectively, outstanding under this line of credit.

PART II:  OTHER INFORMATION


Item 1:    Legal Proceedings.
               We may from time to time become involved in litigation incidental to our business activities. However, we are not currently subject to any material legal proceedings.

Item 2:    Changes in Securities and Use of Proceeds.
           a.   None.
           b.   None.
           c. We have not sold any securities that were not registered under the Securities Act.

Item 3:    Defaults upon Senior Securities.
                None.

Item 4:    Submission of Matters to a Vote of Security Holders.
                Not Applicable.

Item 5:    Other Information.
                None.

Item 6:    Exhibits and Reports on Form 8-K.
                a. Exhibits

                27.0     Financial Data Schedule

                b.  Reports on Form 8-K:
                        None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              RMH Teleservices, Inc.
                              (Registrant)


DATED:    February 14, 2001   BY: /s/ John A. Fellows
                                  ----------------------------
                                  John A. Fellows
                                  Chief Executive Officer



DATED:    February 14, 2001   BY: /s/ Scot  Brunke
                                  -------------------------
                                  Scot Brunke
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)