Form 10-Q
period 2001-03-31
RMH TELESERVICES INC
filed 2001-05-15
CIK 1017958

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 2001

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

                      Yes   X            No ___
                           ---


Indicate the number of shares outstanding of each of the Registrant's classes of Common stock, as of the latest practicable date: 10,281,718 shares of Common Stock outstanding as of May 7, 2001.

                    RMH Teleservices, Inc. and Subsidiaries
                              INDEX TO FORM 10-Q

                                                                           Page
                                                                          Number
                                                                          ------
PART I.       FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (unaudited)

          Consolidated Balance Sheets at
          March 31, 2001 and September 30, 2000........................      3

          Consolidated Statements of Operations for the
          Three Months Ended March 31, 2001 and 2000...................      4

          Consolidated Statements of Operations for the
          Six Months Ended March 31, 2001 and 2000.....................      5

          Consolidated Statements of Shareholders' Equity
          for the Six Months Ended March 31, 2001......................      6

          Consolidated Statements of Cash Flows for the
          Six Months Ended March 31, 2001 and 2000.....................      7

          Notes to Consolidated Financial Statements...................      8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations................     12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...     19


PART II.      OTHER INFORMATION

Item 1.   Legal Proceedings............................................     20

Item 2.   Changes in Securities and Use of Proceeds....................     20

Item 3.   Defaults Upon Senior Securities..............................     20

Item 4.   Submission of Matters to a Vote of Security Holders..........     20

Item 5.   Other Information............................................     21

Item 6.   Exhibits and Reports on Form 8-K.............................     21



SIGNATURES.............................................................     21

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (unaudited)


                                                              March 31,         September 30,
              ASSETS                                            2001                2000
              ------                                        ------------       --------------
CURRENT ASSETS:
  Cash and cash equivalents                                 $ 11,322,000       $    5,210,000
  Accounts receivable, net of
     allowance for doubtful accounts
     of $539,000 and $97,000,
     respectively                                             31,699,000           23,655,000
  Prepaid expenses and other current
     assets                                                    7,588,000            3,665,000
                                                            ------------       --------------

      Total current assets                                    50,609,000           32,530,000
                                                            ------------       --------------

INVESTMENT IN / ADVANCES TO JOINT VENTURE                         37,000              284,000
                                                            ------------       --------------
PROPERTY AND EQUIPMENT                                        26,116,000           15,154,000
  Less-Accumulated depreciation
          and amortization                                   (10,832,000)         (10,000,000)
                                                            ------------       --------------

  Net property and equipment                                  15,284,000            5,154,000
                                                            ------------       --------------

DEFERRED INCOME TAXES                                            179,000              179,000
                                                            ------------       --------------

OTHER ASSETS                                                   4,215,000            2,281,000
                                                            ------------       --------------

                                                            $ 70,324,000       $   40,428,000
                                                            ============       ==============


       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
  Line of credit                                            $ 12,777,000       $           --
  Current portion of notes payable                                90,000                   --
  Current portion of capital leases                              558,000                   --
  Accounts payable                                             4,065,000            3,625,000
  Income taxes payable                                            18,000              934,000
  Accrued expenses                                            13,002,000            8,188,000
  Deferred income taxes                                          544,000              557,000
                                                            ------------       --------------

      Total current liabilities                               31,054,000           13,304,000
                                                            ------------       --------------

LONG TERM LIABILITIES:
  Notes payable                                                  410,000                   --
  Capital leases                                               4,819,000                   --
  Deferred income taxes                                           13,000               14,000
                                                            ------------       --------------

TOTAL LIABILITIES                                             36,296,000           13,318,000
                                                            ------------       --------------
SHAREHOLDERS' EQUITY:
  Common stock                                                61,544,000           49,772,000
  Deferred compensation                                       (1,735,000)            (118,000)
  Accumulated deficit                                        (25,540,000)         (22,332,000)
  Accumulated other comprehensive loss                          (241,000)            (212,000)
                                                            ------------       --------------
      Total shareholders' equity                              34,028,000           27,110,000
                                                            ------------       --------------
                                                            $ 70,324,000       $   40,428,000
                                                            ============       ==============


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

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                  (unaudited)

                                                                          For the Three Months Ended
                                                                                    March 31
                                                                         ----------------------------
                                                                             2001            2000
                                                                         ------------    ------------
REVENUES                                                                 $ 43,140,000    $ 31,420,000
                                                                         ------------    ------------
OPERATING EXPENSES:
   Cost of services                                                        34,465,000      24,039,000
   Selling, general and administrative                                      8,512,000       6,025,000
                                                                         ------------    ------------
                Total operating expenses                                   42,977,000      30,064,000
                                                                         ------------    ------------

      Operating income                                                        163,000       1,356,000

EQUITY IN LOSSES OF JOINT VENTURE                                              98,000          95,000

INTEREST INCOME, net                                                            7,000              --
                                                                         ------------    ------------

     Income before income taxes                                                72,000       1,261,000

INCOME TAX (BENEFIT) EXPENSE                                                  (15,000)        473,000
                                                                         ------------    ------------

NET INCOME                                                               $     87,000    $    788,000
                                                                         ============    ============

BASIC INCOME PER COMMON SHARE                                            $        .01    $        .10
                                                                         ============    ============

DILUTED INCOME PER COMMON SHARE                                          $        .01    $        .09
                                                                         ============    ============

SHARES USED IN COMPUTING BASIC
     INCOME PER COMMON SHARE                                                8,404,000       8,290,000
                                                                         ============    ============
SHARES USED IN COMPUTING DILUTED
    INCOME PER COMMON SHARE                                                 8,938,000       8,903,000
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

                                                 For the Six Months Ended
                                                        March 31
                                           ------------------------------------
                                                 2001                2000
                                           -----------------   ----------------
REVENUES                                   $     76,039,000    $     60,093,000
                                           ----------------    ----------------

OPERATING EXPENSES:
   Cost of services                              63,493,000          46,373,000
   Selling, general and administrative           16,756,000          11,527,000
   Special charges                                  868,000                   -
                                           ----------------    ----------------

            Total operating expenses             81,117,000          57,900,000
                                           ----------------    ----------------

       Operating income (loss)                   (5,078,000)          2,193,000

EQUITY IN LOSSES OF JOINT VENTURE                   248,000             151,000

INTEREST EXPENSE (INCOME), NET                      (67,000)             64,000
                                           ----------------    ----------------

        Income (loss) before income taxes        (5,259,000)          1,978,000

INCOME TAX (BENEFIT) EXPENSE                     (2,051,000)            742,000
                                           ----------------    ----------------

NET INCOME  (LOSS)                         $     (3,208,000)   $      1,236,000
                                           ================    ================

BASIC INCOME (LOSS) PER COMMON SHARE       $          (0.38)   $           0.15
                                           ================    ================

DILUTED INCOME (LOSS) PER COMMON SHARE     $          (0.38)   $           0.14
                                           ================    ================

SHARES USED IN COMPUTING BASIC
     INCOME (LOSS) PER COMMON SHARE               8,385,000           8,288,000
                                           ================    ================

SHARES USED IN COMPUTING DILUTED
     INCOME (LOSS) PER COMMON SHARE               8,385,000           8,764,000
                                           ================    ================


 The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these consolidated financial statements

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (unaudited)


                                                                                                        Cumulative
                                                                                                          foreign
                                                     Common stock                                         currency        Total
                                                   ---------------          Deferred     Accumulated    translation    shareholders'
                                                 Shares       Amount       compensation     deficit      adjustment       equity
                                            ----------------------------------------------------------------------------------------
Balance, September 30, 2000                    8,437,711   $ 49,772,000   ($   118,000)  ($22,332,000)   ($212,000)   $  27,110,000


   Net loss                                            -              -              -     (3,208,000)           -       (3,208,000)

   Foreign currency translation
     adjustment                                        -              -              -              -      (29,000)         (29,000)

   Proceeds from sale of Common stock          1,818,182      9,869,000              -              -            -        9,869,000

   Capital contribution                                -         71,000              -              -            -           71,000

   Deferred compensation related to
     restricted stock issued to executives       420,000      1,759,000     (1,759,000)             -            -                -

   Exercise of Common stock options               11,400         39,000              -              -            -           39,000

   Tax benefit from exercise of
     stock options                                     -         34,000              -              -            -           34,000

   Amortization of deferred
     compensation                                      -              -        142,000              -            -          142,000

                                           -----------------------------------------------------------------------------------------
Balance, March 31, 2001                       10,687,293   $ 61,544,000   ($ 1,735,000)  ($25,540,000)   ($241,000)  $   34,028,000
                                           -----------------------------------------------------------------------------------------

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

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)
                                   -----------


                                                                          For the Six Months Ended
                                                                                   March 31
                                                                        ----------------------------
                                                                            2001            2000
                                                                        ------------    ------------
OPERATING ACTIVITIES:
Net income (loss)                                                       $ (3,208,000)   $  1,236,000
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities-
   Amortization of deferred compensation                                     142,000          20,000
   Depreciation and amortization                                           1,033,000         955,000
   Equity in losses of joint venture                                         248,000         151,000
   Deferred income taxes                                                     (14,000)             --
   Tax benefit from stock option exercise                                     34,000          26,000
   Changes in operating assets and liabilities--
     Accounts receivable                                                  (8,044,000)      8,514,000
     Prepaid expenses and other current assets                            (3,923,000)       (406,000)
     Other assets                                                         (1,934,000)       (332,000)
     Accounts payable, income tax payable and accrued expenses             4,338,000      (1,808,000)
                                                                        ------------    ------------
       Net cash provided by (used in) operating activities               (11,328,000)      8,356,000
                                                                        ------------    ------------
INVESTING ACTIVITIES:
  Purchases and development of property and equipment                     (5,575,000)     (1,137,000)
                                                                        ------------    ------------
FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of credit                        12,777,000      (3,700,000)
  Borrowings under notes payable                                             500,000              --
  Repayment of capital lease obligations                                    (212,000)             --
  Common stock issued and options exercised                                9,908,000          43,000
  Capital contributions                                                       71,000              --
                                                                        ------------    ------------
      Net cash provided by (used in) financing activities                 23,044,000      (3,657,000)
                                                                        ------------    ------------
Effect of changes in exchange rate on cash                                   (29,000)         68,000
                                                                        ------------    ------------
NET INCREASE IN CASH AND CASH  EQUIVALENTS                                 6,112,000       3,630,000

CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                            5,210,000         696,000
                                                                        ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 11,322,000    $  4,326,000
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


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION:
----------------------------------------------

         RMH Teleservices, Inc. and its subsidiaries (collectively, "RMH", "Company", "we" or "us") is a leading provider of outsourced customer relationship management, or CRM, services. We offer our clients multi-channel customer interaction solutions that most effectively manage the relationships between our clients and their customers. Our customer acquisition, service and retention programs enable our clients to generate increased sales, strengthen their customer relationships and keep their customers for longer periods of time. We offer our services to companies in intensely competitive industries with significant customer relationship needs such as telecommunications, financial services, insurance and technology. We have many long-term client relationships, reflecting the high quality service we provide. We maintain our competitive advantage through our well-trained workforce, vertical industry expertise and integrated technology solutions. We operate approximately 5,000 workstations within a network of 23 state-of-the-art customer interaction centers and two quality assurance centers throughout the United States and Canada.

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company. Operating results for the six month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2000.

NOTE 2 - EARNINGS PER SHARE:
----------------------------

We have provided basic and diluted income (loss) per share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share. According to SFAS No. 128, basic earnings per share is calculated by dividing net income (loss) by the weighted average number of Common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options and warrants.

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations:

                                                             For the Three Months Ended March 31,
                             -------------------------------------------------------------------------------------------------
                                               2001                                                    2000
                             -----------------------------------------------     ---------------------------------------------
                                Income                                              Income
                                (Loss)            Shares          Per Share         (Loss)           Shares         Per Share
                              (Numerator)      (Denominator)        Amount        (Numerator)     (Denominator)      Amount
                               ---------        -----------         ------         ---------       -----------       ------
Basic income per
    Common share:
    Net income                 $  87,000          8,404,000         $ 0.01         $ 788,000         8,290,000       $ 0.10
                                                                    ======                                           ======
Effect of dilutive
    securities:
    Stock options                     --            388,000                               --           550,000
    Restricted stock                  --            146,000                               --            63,000
                               ---------          ---------                        ---------         ---------

Diluted income per
    Common share:
    Net income and
    assumed conversion
    of dilutive securities     $  87,000          8,938,000         $ 0.01         $ 788,000         8,903,000       $ 0.09
                               =========          =========         ======         =========         =========       ======

                                                             For the Six Months Ended March 31,
                             ---------------------------------------------------------------------------------------------------
                                                   2001                                                  2000
                             ------------------------------------------------    -----------------------------------------------
                                 Income                                              Income
                                 (Loss)             Shares          Per Share        (Loss)             Shares        Per Share
                               (Numerator)      (Denominator)        Amount        (Numerator)      (Denominator)      Amount
                                --------         -----------         ------         ---------        -----------       ------
Basic income (loss)
    per Common share:
    Net income (loss)          $ (3,208,000)      8,385,000         $(0.38)        $ 1,236,000       8,288,000       $ 0.15
                                                                    ======                                           ======
Effect of dilutive
    securities:
    Stock options                        --              --                                 --         420,000
    Restricted stock                     --              --                                 --          56,000
                               ------------       ---------                        -----------       ---------
Diluted income (loss)
    per Common share:
  Net income (loss) and
    assumed conversion of
    dilutive securities        $ (3,208,000)      8,385,000         $(0.38)        $ 1,236,000       8,764,000       $ 0.14
                               ============       =========         ======         ===========       =========       ======

Options to purchase approximately 152,000 and 2,000 shares of Common stock with an average exercise price of $7.40 and $12.50 were outstanding during the three months ended March 31, 2001 and 2000, respectively, but were not included in the computation of diluted income per Common share because the exercise prices of the options were greater than the average market price of the Common shares during the periods. During the six months ended March 31, 2001, outstanding options to purchase 1,203,000 shares of Common stock and restricted stock of 420,000 shares were excluded from the diluted loss per share computation as the impact would have been anti-dilutive. Options to purchase approximately 16,000 shares of Common stock with an average exercise price of $6.67 were outstanding during the six months ended March 31, 2000, but were not included in the computation of diluted income per Common share because the exercise prices of the options were greater than the average market price of the

Common shares during the period. The options, which are to expire at various times through March 2011, were still outstanding as of March 31, 2001.

On March 12, 1998, outstanding options were repriced at fair market value. Since this repricing occurred prior to the issuance of Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" the repricing was accounted for under Accounting Principles Board opinion No. 25 "Accounting for Stock Issued to Employees" and Emerging Issues Task Force 87-33 "Stock Compensation Issues Related to Market Declines". Accordingly, because the options were both originally granted and repriced at the then current fair market value, there is a new measurement date but no compensation cost was required to be recognized. This was the first and only option grant modification undertaken by us.

Note 3 - Major Customers and Concentration of Credit Risk:
---------------------------------------------------------

We are dependent on several large clients for a significant portion of our revenues. The loss of one or more of these clients could have a materially adverse effect on our business. The following table summarizes the percent of net revenues in the six months ended March 31, 2001 and 2000 derived from each client that represented at least 10 percent of net revenues and the amount receivable from each at March 31, 2001 and 2000, respectively:


                      For the Six Months Ended
                             March 31,                 March 31,
                      ------------------------  ------------------------
                        2001          2000         2001         2000
                      -------        ------     ----------   -----------
     Client A            18.5%         19.4%    $        -   $ 4,329,000
     Client B            13.5%         30.1%      2,370,000    4,472,000
     Client C            12.2%         12.6%      2,031,000    2,558,000
     Client D            10.9%         13.0%     12,950,000    4,735,000
     Client E               *          12.9%              *    1,322,000


*Less than 10 percent for the period then ended.

During the three months ended March 31, 2001, we substantially reduced the level of services provided to Client D. Revenue from this client during the three months then ended was $3,394,000, and we anticipate that services to this client will continue to be reduced for the foreseeable future due to the financial uncertainty that this client is experiencing and the potential sale of this client. We continue to monitor the collectibility of the receivable from this client and believe that the receivable is fully collectible.

NOTE 4 - COMPREHENSIVE INCOME (LOSS):
-------------------------------------

The Company's total comprehensive income (loss), net of tax, is as follows:


                                  For the Three Months Ended        For the Six Months Ended
                                            March 31                        March 31
                                  --------------------------      ---------------------------
                                      2001           2000             2001            2000
                                  -----------    -----------      ------------    -----------
   Net income (loss)              $    87,000    $   788,000      $ (3,208,000)   $ 1,236,000
   Foreign currency translation
     adjustment                       (86,000)        68,000           (29,000)        68,000
                                  -----------    -----------      ------------    -----------

Comprehensive income (loss)       $     1,000    $   856,000      $ (3,237,000)   $ 1,304,000
                                  ===========    ===========      ============    ===========

Pursuant to SFAS No. 52, "Foreign Currency Translation," the assets and liabilities of the Company's foreign operations ("RMH International") are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average exchange rates for the period. Resulting cumulative translation adjustments are reflected as accumulated other comprehensive loss in the consolidated balance sheets.

NOTE 5 - CLIENT CONTRACT:
-------------------------

In August 1999, we entered into a contract with a new client to provide in-bound teleservices over a four-year period. In connection with the execution of this contract, we made a $2 million payment to the client during the three months ended September 30, 1999 and an additional $1 million payment in the three months ended December 31, 1999. In the three months ended March 31, 2001, this contract was extended for an additional two years. In connection with this contract extension we made a further payment of $1.6 million. The payments are refundable on a pro-rata basis over the contract term if the agreement is terminated. The payments are included in other non-current and current assets in the accompanying consolidated balance sheets, and are being amortized to cost of services over the contract term. In addition, we are obligated to spend $1.3 million for the development of a voice response unit application to be used in providing certain services to the client. Of this commitment, $611,000 of these development costs were recorded during the fiscal year ended September 30, 2000 and $546,000 during the three months ended March 31, 2001. We can recover such costs through billings to the client based on usage of the system.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         References to a given fiscal year in this Quarterly Report on Form 10-Q are to the fiscal year ending on September 30th of that year. For example, the phrases "fiscal 2000" or "2000 fiscal year" refer to the fiscal year ended September 30, 2000.

         From time-to-time, we may publish statements which are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to: (i) reliance on principal client relationships in the telecommunications, financial services, insurance, and technology industries;
(ii) fluctuations in quarterly results of operations due to the timing of clients' telemarketing campaigns, the commencement and expiration of contracts, the timing of opening new customer interaction centers and expansion of existing customer interaction centers, the amount of new business generated by us, changes in our revenue mix among our various clients, bonus arrangements continuing to be negotiated with clients, and if negotiated, any amount being earned, the timing of additional selling, general and administrative expenses to acquire and support such new business, and changes in competitive conditions affecting the telemarketing industry; (iii) difficulties of managing growth profitably; (iv) dependence on the services of our executive officers and other key operations and technical personnel; (v) changes in the availability of qualified employees; (vi) fluctuations in US dollar and Canadian dollar exchange rates; (vii) performance of automated call-processing systems and other technological factors; (viii) reliance on independent long-distance companies;
(ix) changes in government regulations affecting the teleservices and telecommunications industries; (x) competition from other outside providers of teleservices and in-house telemarketing operations of existing and potential clients; (xi) competition from providers of other marketing formats, such as direct mail and emerging strategies such as interactive shopping and marketing over the Internet; and (xii) realization of revenues, unexpected expenses, and viability of RMH's joint venture, 365biz.com LP.

Overview

         We are a leading provider of outsourced customer relationship management, or CRM, services, offering our clients multi-channel customer interaction solutions that more effectively manage the relationships between our clients and their customers. Our customer acquisition, service and retention programs enable our clients to generate increased sales, strengthen their customer relationships and keep their customers for longer periods of time. We offer our services to companies in intensely competitive industries with significant customer relationship needs such as telecommunications, financial services, insurance and technology. We have many long-term client relationships, reflecting the high quality service we provide. We maintain our competitive advantage through our well-trained workforce, vertical industry expertise and integrated technology solutions. We operate approximately 5,000 workstations within a network of 23 state-of-the-art customer interaction centers and two quality assurance centers throughout the United States and Canada. Certain client programs are designed to provide incentives to service providers by paying higher rates per hour or per minute for exceeding client objectives. These programs provide a contracted base chargeable rate plus a bonus based on exceeding these pre-determined objective performance criteria.

         Our clients include local, long-distance and wireless telecommunications companies, credit card issuers, banks and other financial and membership service institutions, and insurance and technology companies in the United States. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients. For the six months ended March 31, 2001, four clients accounted for 18.5%, 13.5%, 12.2% and 10.9% of revenues. For the six months ended March 31, 2000, five clients accounted for 19.4%, 30.1%, 12.6%, 13.0% and 12.9% of revenues. The volume of work performed for specific clients may vary from period to period.

         During the three months ended March 31, 2001, we substantially reduced the level of services provided to the client that represented 10.9% of revenue for the six months then ended. Revenue from this client was $3,394,000 for the three months ended March 31, 2001, or 7.9% of total revenues for the quarter. We anticipate that services to this client will continue to be reduced for the foreseeable future due to the financial uncertaintees that this client is experiencing and the potential sale of this client. We continue to monitor the collectibility of the $13.0 million receivable due from this client at March 31, 2001 and believe that the receivable is fully collectible.

         We recognize revenue from our CRM services as they are performed, based on pre-determined contracted chargeable rates that may include a base rate per hour plus a higher rate or "bonus" rate if we meet pre-determined objective performance criteria. These objective performance criteria include such items as sales generated during a defined period. The applicability of a higher "bonus" rate per hour is known to us at the time we generate a client invoice and recognize the corresponding revenue in accordance with our client agreements. One client provided significant client determined bonuses in fiscal 2000 and 1999. These bonuses were discretionary and were recorded as revenue only when the client made the determination to make this payment and communicated this bonus to us. Revenues earned under "bonus" arrangements were $854,000 and $3,102,000 and $661,000 and $1,054,000 for the three and six months ended March 31, 2001 and 2000, respectively, none of which amounts were provided solely at the clients' discretion. The terms of our contracts with our customers typically range from a few months to five years, and are generally cancelable by either party upon sixty days prior written notice. Certain of our contracts have penalties for early cancellation by our clients. We believe that our revenue recognition policies are in accordance with Staff Accounting Bulletin No. 101.

         Our cost of services includes cost incurred at our customer interaction centers including labor and associated benefits and taxes, telecommunication costs, rents, utilities, maintenance and depreciation of property and equipment.

         RMH Teleservices International Inc., a wholly owned subsidiary of our company incorporated in the Province of New Brunswick, Canada for the purpose of conducting our business operations in Canada, has received cash incentives from the Canadian provincial governments of British Columbia, Ontario and New Brunswick totaling $3.9 million in fiscal 2000 and expects to receive an additional $1.5 million over approximately the next three years. Two of the grants are in the form of forgiveable loans. Amounts received under these grant provisions have been recorded as liabilities. The loans are forgiven quarterly based on a pre-established rate per payroll hour incurred and payroll expense is offset based on achieving the performance obligation. In addition, two grants contain a provision for the repayment of funds received upon certain conditions including bankruptcy, closing the customer interaction center or not meeting other requirements included in the grant. We have recorded the reimbursement from these grants as the contingency for potential repayment is solely controlled by us. We have the ability to keep these centers open at the required employment levels by easily routing any of our existing business through these centers. No other grants contain this contingent refund provision.

         These incentives are intended to offset various start-up, payroll and operating costs associated with operating these customer interaction centers as specified in the respective grant. We record a grant receivable for qualified expenditures made but not yet reimbursed by the provincial government, and a liability for grant reimbursements received for which we have not fulfilled our obligations under the applicable grant. We recorded offsets to costs for grants received for the Oromocto, Brantford, Saint John, Sarnia, Sault Ste. Marie, Thunder Bay and Nanaimo customer interaction centers totaling $1.9 million in fiscal 1999, $1.3 million in fiscal 2000 and $343,000 and $795,000 in the three and six months ended March 31, 2001, respectively.

         Selling, general and administrative expenses consist of all expenses that support our ongoing operations. These expenses include corporate management and infrastructure costs, sales and marketing activities, client support services and allowances for doubtful accounts.

         We recognized a special charge of $868,000 in the six months ended March 31, 2001. This charge was the result of resizing the cost structure dedicated to a major client in our insurance sector which significantly reduced their telemarketing campaigns that we were carrying out. Specifically, we closed several customer interaction centers and reduced the associated infrastructure. We also renegotiated our contract with this client to establish agreed upon levels of volume through December 31, 2001.

         Equity in losses of joint venture reflects our portion of the losses of our Internet joint venture, 365biz.com, under the equity method of accounting.

         Interest income (expense), net, represents interest income earned by charging interest on overdue receivable balances less interest incurred on borrowings on our line of credit.

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



Results of Operations

Three and Six Months Ended March 31, 2001 Compared to Three and Six Months
--------------------------------------------------------------------------
Ended March 31, 2000
--------------------

Revenues - Revenues increased to $43,140,000 and $76,039,000 for the three and six month periods ended March 31, 2001 from $31,420,000 and $60,093,000 for the comparable periods in 2000. This represents revenue increases of 37.3% and 26.5% for the three and six month periods ended March 31, 2001, respectively, as compared to the comparable periods in 2000. Of such increase in revenues, approximately $1,761,000 and $1,059,000 were attributable to increased calling volumes from existing clients, and $9,959,000 and $14,887,000 were attributable to new clients, for the three and six month periods ended March 31, 2001, respectively.

Cost of Services - Cost of services increased to $34,465,000 and $63,493,000 for the three and six month periods ended March 31, 2001 from $24,039,000 and $46,373,000 for the comparable periods in 2000. As a percentage of revenues, cost of services increased to 79.9% and 83.5% for the three and six month periods ended March 31, 2001, as compared to 76.5% and 77.2% for the comparable periods in 2000. The increase in cost of services as a percentage of revenues during the three months ended March 31, 2001 is attributable to costs incurred in increasing capacity by more than 18% which was less than fully utilized during the period. The increase in cost of services, as a percentage of revenues during the six months ended March 31, 2001, is attributable to the reduced volumes of insurance work we received in the three months ended December 31, 2000 and the resulting revenue decline in that quarter, while still incurring the costs associated therewith combined with less than fully utilized new capacity. We believe that cost of services, as a percentage of revenues, will return to prior levels as all centers regain acceptable levels of utilization.

We anticipate that cost of services, as a percentage of revenues, may continue to increase during the year to the degree that large volume opportunities warrant our offering appropriate pricing discounts, to the extent that we require a longer period of time to generate acceptable levels of utilization at our new customer interaction centers, and/or we experience upward pressures on hourly wages as a result of tighter or more competitive labor markets.

Selling, General and Administrative - Selling, general and administrative expenses increased for the three and six month periods ended March 31, 2001 to $8,512,000 and $16,757,000 from $6,025,000 and $11,527,000 for the comparable periods in 2000. As a percentage of revenues, selling, general and administrative expenses increased to 19.7% and 22.0% in the three and six month periods ended March 31, 2001, as compared to 19.2% in each of the comparable periods in 2000. The increase was primarily the result of expanding our infrastructure to fully support projected new revenue opportunities and the reduced revenues in the three months ended December 31, 2000 related to the reduced volume of insurance work.

Special Charge - This reflects a one-time charge for the closing of certain facilities dedicated to providing services to insurance clients and other costs.

Equity in Losses of Joint Venture. This reflects our portion of the losses of our start-up Internet joint venture, 365biz.com, under the equity method of accounting.

Interest Income (Expense) - Net interest income for the three and six months ended March 31, 2001, was $7,000 and $67,000, respectively and was earned by charging interest on overdue receivable balances less interest incurred on borrowings on our line of credit. Net interest expense for the three and six months ended March 31, 2000, was $0 and $64,000, respectively, and was incurred on borrowings on our line of credit.

Income Tax Expense (Benefit) - The income tax benefit for the three and six months ended March 31, 2001 was $15,000 and $2,051,000 and income tax expense for the three and six months ended March 31, 2000 was $473,000 and $742,000, respectively, and represents income taxes based upon an effective tax rate of 37.5%. This tax rate is reflective of both the Federal tax rates and the state and provincial tax rates in effect where we do business coupled with certain implemented tax planning strategies.

Liquidity and Capital Resources

         Historically, our primary sources of liquidity have been cash flow from operations and borrowings under our credit facilities. On March 30, 2001 we sold 1,818,182 shares of Common stock at the market price of $5.50 per share, which after deduction of expenses amounted to approximately $9.9 million. These funds, combined with the proceeds of our initial public offering in September 1996, have provided the liquidity to finance our growth.

         In September 2000, we amended our credit facility with PNC Bank, N.A. originally entered into on March 21, 1997. The amount available under the credit facility is $20 million. The interest rate on outstanding balances under the credit facility is the lower of the LIBOR rate plus 250 basis points and PNC Bank's prime rate minus 100 basis points. The credit facility expires September 30, 2001, subject to renewal. The credit facility contains financial covenants and certain restrictions which restrict our ability to incur additional debt or dispose of our assets. As of March 31, 2001, we were not in compliance with certain financial covenants, waiver of which has been granted by PNC Bank. We had $12.8 million outstanding on our credit facility at March 31, 2001.

         Under four separate agreements with PNC Bank, N.A. we had a total of $18 million available for leasing customer interaction center equipment. The agreements, all of which have expired, required that the leases be operating in nature and not exceed 60 months. Under these agreements, as of March 31, 2001, we had entered into operating leases for equipment with an aggregate total cost of $17.8 million.

         In March 2001, we entered into agreements with General Electric Capital Corporation ("GECC") for a $5 million lease facility and Mellon US Leasing ("Mellon") for a $500,000 lease facility for leasing customer interaction center equipment. The agreements provide for a $1 buyout at the expiration of the 60 month lease term. As of March 31, 2001, we entered into capital leases for equipment with an aggregate total cost of $5.2 million and $411,000 with GECC and Mellon, respectively.

         In June 1999, RMH Teleservices International, Inc. entered into an agreement with GATX Technology Finance Inc. for a $5.0 million CDN lease facility which was increased incrementally to $30 million CDN by March 31, 2001. Under the terms of this lease facility, leases must meet the accounting definition of an operating lease with rent to be paid over a period not to exceed 60 months. As of March 31, 2001, we have entered into operating leases for equipment under this agreement with an aggregate total cost of $29.0 million CDN.

         Net cash used in operating activities was approximately $11.3 million in the six months ended March 31, 2001, and net cash provided by operating activities was $8.4 million in the six months ended March 31, 2000. The cash used in operations in the six months ended March 31, 2001 resulted from our loss for this period coupled with an increase in our accounts receivable and prepaid expenses and offset by an increase in accounts payable and accrued expenses.

         Our CRM services operations will continue to require significant capital expenditures. Our capital expenditures were $5.8 million and $1.1 million in the six months ended March 31, 2001 and 2000, respectively. We financed equipment under operating leases totaling $12.9 million in the six months ended March 31, 2001 and $3.9 million in the six months ended March 31, 2000. We expect to lease equipment valued at approximately $15 to $20 million in fiscal 2001.

         As required under a certain client contract, we spent $1.6 million in fiscal 2000 and $2.0 million in fiscal 1999. In the six months ended March 31, 2001, the contract was extended for an additional two years in return for which we spent a further $2.1 million. We expect to spend approximately an additional $143,000 by September 30, 2001 under this client contract.

         We believe that funds generated from our operations and the amounts available to us under our credit and lease facilities will be sufficient to finance our current operations and planned capital expenditures at least through September 30, 2001.

         We have a joint venture with Advanta Partners LP, a venture capital firm affiliated with Advanta Corp., a financial services company based in Springhouse, Pennsylvania, called 365biz.com LP. This joint venture provides Web design, hosting and membership services to small and medium sized businesses that do not currently have a web presence. Additionally, the joint venture will provide a variety of online options and features including internet access, e-mail accounts, search engine posting and e-commerce related services. During fiscal 2000, Advanta Partners was a related party because for part of such period, until March 28, 2000, Advanta Partners LP owned approximately 31% of our Common stock. Based on the terms of the amended limited partnership agreement for 365biz.com, in order to obtain a 49 percent minority ownership interest in the joint venture, we are committed to provide the joint venture capital funding of $1,099,000, of which $1,023,000 has been provided as of March 31, 2001. The remaining commitment is expected to be paid in the fiscal year ending September 30, 2001. In addition, we extended $657,000 of trade credit to the joint venture.

         We have accounted for the joint venture under the equity method of accounting, thereby recognizing our share of the joint venture's losses to date per the amended limited partnership agreement. During fiscal 2000, we elected to increase our investment in the joint venture above our original commitment and to reduce by an equal amount the trade credits available to the venture. Upon doing so, we began recording our share of the joint venture's losses at our new allocation percentage of 49 percent. The joint venture represented $20,000 of our net revenues for the six months ended March 31, 2001.

Segment information

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

         The reportable segments have been identified as they have separate management teams and serve separate classes of clients utilizing specific customer interaction centers with the exception of the newest segment, technology, which represented less than one percent of revenues in fiscal 2000 and was managed as part of the telecommunications segment. The accounting policies of the reportable segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10K/A for fiscal 2000. We evaluate the performance of the operating segments based on operating income (loss) and corporate assets and costs are allocated to the segments based upon segment revenue. Intersegment sales and transfers are not significant.

Financial information for each business segment as of March 31, 2001 and 2000 and for the three and six months then ended is as follows:

                                                     For the Three Months Ended March 31,       For the Six Months Ended March 31,
                                                     -----------------------------------        ----------------------------------
                                                         2001                    2000               2001                  2000
                                                     ------------            ------------       ------------           -----------
Revenue:
   Insurance                                         $  9,072,000            $  9,387,000       $ 14,903,000          $ 16,814,000
   Financial services                                  12,183,000              11,509,000         24,285,000            19,713,000
   Telecommunications                                  16,407,000              10,524,000         30,089,000            23,566,000
   Technology                                           5,478,000                      --          6,762,000                    --
                                                     ------------            ------------       ------------          ------------
                                                     $ 43,140,000            $ 31,420,000       $ 76,039,000          $ 60,093,000
                                                     ============            ============       ============          ============

Operating income (loss):
   Insurance                                         $    (41,000)           $  1,076,000       $ (4,868,000)         $  1,752,000
   Financial services                                     135,000                 (87,000)           158,000              (681,000)
   Telecommunications                                      30,000                 367,000            214,000             1,122,000
   Technology                                              39,000                      --           (582,000)                   --
                                                     ------------            ------------       ------------          ------------
                                                     $    163,000            $  1,356,000       $ (5,078,000)         $  2,193,000
                                                     ============            ============       ============          ============

Depreciation and amortization:
   Insurance                                         $    116,000            $     71,000       $    294,000          $    138,000
   Financial services                                     185,000                 230,000            325,000               449,000
   Telecommunications                                     249,000                 189,000            358,000               368,000
   Technology                                              36,000                      --             57,000                    --
                                                     ------------            ------------       ------------          ------------
                                                     $    586,000            $    490,000       $  1,034,000          $    955,000
                                                     ============            ============       ============          ============

Capital expenditure:
   Insurance                                         $         --            $    113,000       $    453,000          $    237,000
   Financial services                                          --                  69,000            580,000               149,000
   Telecommunications                                   2,501,000                 495,000          3,298,000               751,000
   Technology                                           1,431,000                      --          1,456,000                    --
                                                     ------------            ------------       ------------          ------------
                                                     $  3,932,000            $    677,000       $  5,787,000          $  1,137,000
                                                     ============            ============       ============          ============

                                                                   March 31
                                                     ------------------------------------
                                                        2001                    2000
                                                     ------------            ------------
Total assets:
   Insurance                                         $ 14,068,000            $ 15,986,000
   Financial services                                  26,755,000              10,128,000
   Telecommunications                                  17,228,000               9,166,000
   Technology                                          12,273,000                      --
                                                     ------------            ------------
                                                     $ 70,324,000            $ 35,280,000
                                                     ============            ============

Geographic information

   Property and equipment:
   United States                                     $ 11,579,000            $  3,491,000
   Canada                                               3,705,000                 869,000
                                                     ------------            ------------
                                                     $ 15,284,000            $  4,360,000
                                                     ============            ============

 The Company's revenues during the three and six months ended March 31, 2001 and 2000 were generated entirely from clients within the United States.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Investments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," which we must adopt in the year ending September 30, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As we do not currently hold derivative instruments or engage in hedging activities, the adoption of this pronouncement is expected to have no impact on our financial position or results of operations.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. Our exposure to market risk for changes in interest rates relates primarily to our variable-rate line of credit. As of March 31, 2001 and 2000, we had $12,777,000 and none, respectively, outstanding under the line of credit.

We have additional exposure to the risk of changes in interest rates in our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and limit the amount of credit exposure with any one issuer. We are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk.

We mitigate default risk by investing in only the highest quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. As of March 31, 2001 and 2000, our cash equivalents consisted of approximately $1,000 invested in domestic money market accounts.

PART II:  OTHER INFORMATION


Item 1:   Legal Proceedings.
                 We are from time to time involved in litigation incidental to our business activities; however, we are not currently subject to any material legal proceedings.

Item 2:   Changes in Securities and Use of Proceeds.
          a.     None.
          b.     None.
          c. On March 30, 2001, we completed a private placement financing in which we sold 1,818,182 shares of Common stock to Jeffrey J. Jensen, a director of the Company, and various members of his family. The aggregate purchase price of these shares was approximately $10 million. This offering to accredited investors was completed under Rule 506 of the Securities Act of 1933. We expect to use the proceeds from this offering for general corporate purposes.

Item 3:   Defaults upon Senior Securities.
                 None.

Item 4:   Submission of Matters to a Vote of Security Holders.
               On February 28, 2001, the Company held its Annual Meeting of Shareholders (the "Annual Meeting") at which the holders of the Company's Common stock voted in an election of two members of the Company's Board of Directors to three year terms expiring at the Company's 2004 Annual Meeting of Shareholders. The total number of shares of Common stock represented at the Annual Meeting were 7,149,164 constituting a quorum. Both nominees of the Board of Directors were re-elected. The following is a report of the votes cast at the Annual Meeting for each nominee for director.

                        Nominee Name        Votes For       Withhold Authority
                        ------------        ---------       ------------------
                        Herbert Kurtz       6,763,714            385,450
                        Gregory Lakin       6,763,714            385,450

                    As of March 31, 2001 the other directors whose terms of office continued after the Annual Meeting were John Fellows, Jeffrey Jensen and David Madigan.

                    At the Annual Meeting, the shareholders also approved a proposal to ratify the choice of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending September 30, 2001. The following is a report of the votes cast with respect to this proposal.

                        Votes For           Votes Against        Abstain
                        ---------           -------------        -------
                        7,146,764               2,200              200

               At the Annual Meeting, the shareholders also approved a proposal to amend the Company's 2001 Stock Award Plan ("Plan") to award certain individuals a total of 420,000 restricted shares of Common stock. The following is a report of the votes cast with respect to this proposal.

                        Votes For           Votes Against        Abstain
                        ---------           -------------        -------
                        6,116,156              935,508           97,500

Item 5:   Other Information.
                None.

Item 6:   Exhibits and Reports on Form 8-K.
                a.  Exhibits
                       None

                b.  Reports on Form 8-K:
                       None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RMH Teleservices, Inc.
                                (Registrant)

DATED: May 15, 2001             BY:   /s/ John A. Fellows
                                   ----------------------------
                                    John A. Fellows
                                    Chief Executive Officer

DATED: May 15, 2001             BY:   /s/ Scot  Brunke
                                   ----------------------------
                                    Scot Brunke
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)