Form 10-Q
period 2001-06-30
RMH TELESERVICES INC
filed 2001-08-14
CIK 1017958

               U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended:   June 30, 2001

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

                                (610) 520-5300
             (Registrant"s telephone number, including area code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X       No ______
                              -----

Indicate the number of shares outstanding of each of the Registrant"s classes of Common stock, as of the latest practicable date: 10,740,533 shares of Common stock outstanding as of August 8, 2001.

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q

                                                                            Page
                                                                           Number
                                                                           ------
PART I.     FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheets at
         June 30, 2001 and September 30, 2000..............................    3

         Consolidated Statements of Operations for the
         Three Months Ended June 30, 2001 and 2000.........................    4

         Consolidated Statements of Operations for the
         Nine Months Ended June 30, 2001 and 2000..........................    5

         Consolidated Statement of Shareholders' Equity
         for the Nine Months Ended June 30, 2001............................   6

         Consolidated Statements of Cash Flows for the
         Nine Months Ended June 30, 2001 and 2000...........................   7

         Notes to Consolidated Financial Statements.........................   8

Item 2.  Management"s Discussion and Analysis of
         Financial Condition and Results of Operations......................  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  18


PART II.    OTHER INFORMATION


Item 1.  Legal Proceedings..................................................  19

Item 2.  Changes in Securities and Use of Proceeds..........................  19

Item 3.  Defaults Upon Senior Securities....................................  19

Item 4.  Submission of Matters to a Vote of Security Holders................  19

Item 5.  Other Information..................................................  19

Item 6.  Exhibits and Reports on Form 8-K ..................................  19


SIGNATURES..................................................................  20

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (unaudited)

                                                       June 30,              September 30,
                       ASSETS                            2001                     2000
                       ------                     -----------------            ----------

     CURRENT ASSETS:
         Cash and cash equivalents                $      285,000              $ 5,210,000
         Accounts receivable, net of
         allowance for doubtful accounts
         of $10,142,000 and $97,000,
         respectively                                 25,106,000               23,655,000
      Refundable income taxes                          2,536,000                        -
      Prepaid expenses and other current
         assets                                        8,417,000                3,665,000
                                                  --------------              -----------

            Total current assets                      36,344,000               32,530,000
                                                  --------------              -----------

     INVESTMENT IN / ADVANCES
            TO JOINT VENTURE                                   -                  284,000
                                                  --------------              -----------
     PROPERTY AND EQUIPMENT                           33,126,000               15,154,000
          Less - Accumulated depreciation
               and amortization                      (12,002,000)             (10,000,000)
                                                  --------------              -----------

            Net property and equipment                21,124,000                5,154,000
                                                  --------------              -----------


     DEFERRED INCOME TAXES                             3,236,000                  179,000
                                                  --------------              -----------

     OTHER ASSETS                                      4,969,000                2,281,000
                                                  --------------              -----------


                                                  $   65,673,000              $40,428,000
                                                  ==============              ===========
                      LIABILITIES AND                    June 30,          September 30,
                   SHAREHOLDERS' EQUITY                     2001                  2000
                   --------------------             ---------------        ----------------


         CURRENT LIABILITIES:
            Line of credit                        $   12,195,000              $         -
            Current portion of notes payable              95,000                        -
            Current portion of capital leases          1,199,000                        -
            Accounts payable                           5,447,000                3,625,000
            Income taxes payable                          24,000                  934,000
            Accrued expenses                          12,212,000                8,188,000
            Deferred income taxes                        554,000                  557,000
                                                  --------------              -----------

                Total current liabilities             31,726,000               13,304,000
                                                  --------------              -----------

         LONG TERM LIABILITIES:
            Notes payable                                411,000                        -
            Capital leases                             3,767,000                        -
            Deferred income taxes                         13,000                   14,000
                                                  --------------              -----------

                Total long term liabilities            4,191,000                   14,000
                                                  --------------              -----------

         TOTAL LIABILITIES                            35,917,000               13,318,000
                                                  --------------              -----------
         SHAREHOLDERS' EQUITY:

            Common stock                              61,758,000               49,772,000
            Deferred compensation                     (1,578,000)                (118,000)
            Accumulated deficit                      (30,308,000)             (22,332,000)

            Accumulated other comprehensive loss        (116,000)                (212,000)
                                                  --------------              -----------
                  Total shareholders' equity          29,756,000               27,110,000
                                                  --------------              -----------
                                                  $   65,673,000              $40,428,000
                                                  ==============              ===========

The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report on Form 10-K/A are an integral part of these consolidated financial statements.

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)

                                                For the Three Months Ended
                                                           June 30,
                                              ------------------------------
                                                   2001             2000
                                              ------------       -----------

REVENUES                                      $ 47,029,000       $34,799,000
                                              ------------       -----------

OPERATING EXPENSES:
   Cost of services                             37,939,000        26,476,000
   Selling, general and administrative          15,668,000         6,567,000
                                                ----------       -----------
                Total operating expenses        53,607,000        33,043,000
                                              ------------       -----------

      Operating income (loss)                   (6,578,000)        1,756,000

EQUITY IN LOSSES OF JOINT VENTURE                 (913,000)         (335,000)

INTEREST INCOME (EXPENSE), net                    (325,000)           14,000
                                              ------------       -----------

     Income (loss) before income taxes          (7,816,000)        1,435,000

INCOME TAX BENEFIT (EXPENSE)                     3,048,000          (546,000)
                                              ------------       -----------
NET INCOME (LOSS)                             $ (4,768,000)      $   889,000
                                              ============       ===========

BASIC INCOME (LOSS) PER COMMON SHARE          $      (0.46)      $       .11
                                              ============       ===========

DILUTED INCOME (LOSS) PER COMMON SHARE        $      (0.46)      $       .10
                                              ============       ===========
SHARES USED IN COMPUTING BASIC
     INCOME  (LOSS) PER COMMON SHARE            10,254,000         8,313,000
                                              ============       -----------
SHARES USED IN COMPUTING DILUTED
     INCOME (LOSS) PER COMMON SHARE              10,54,000         8,945,000
                                              ============       ===========


The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report on Form 10-K/A are an integral part of these consolidated financial statements.

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)



                                                  For the Nine Months Ended
                                                           June 30,
                                               -------------------------------
                                                  2001                2000
                                               ------------       ------------

REVENUES                                       $123,068,000       $ 94,892,000
                                               ------------       ------------

OPERATING EXPENSES:
   Cost of services                             101,432,000         72,849,000
   Selling, general and administrative           32,424,000         18,094,000
   Special charges                                  868,000                  -
                                              -------------       ------------

            Total operating expenses            134,724,000         90,943,000
                                              -------------       ------------

       Operating income (loss)                  (11,656,000)         3,949,000

EQUITY IN LOSSES OF JOINT VENTURE                (1,161,000)          (486,000)


INTEREST EXPENSE, NET                              (258,000)           (50,000)
                                              -------------       ------------

        Income (loss) before income taxes       (13,075,000)         3,413,000


INCOME TAX BENEFIT (EXPENSE)                      5,099,000         (1,288,000)
                                              -------------       ------------


NET INCOME  (LOSS)                            $  (7,976,000)      $  2,125,000
                                              =============       ============

BASIC INCOME (LOSS) PER COMMON SHARE          $       (0.89)      $       0.26
                                              =============       ============

DILUTED INCOME (LOSS) PER COMMON SHARE
                                              $       (0.89)      $       0.24
                                              =============       ============

SHARES USED IN COMPUTING BASIC
     INCOME (LOSS) PER COMMON SHARE               9,008,000          8,296,000
                                              =============       ============

SHARES USED IN COMPUTING DILUTED
     INCOME (LOSS) PER COMMON SHARE               9,008,000          8,824,000
                                              =============       ============



The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report on Form 10-K/A are an integral part of these consolidated financial statements.

                    RMH TELESERVICES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                ----------------------------------------------
                                  (unaudited)
                                  -----------

                                                                                                          Cumulative
                                                                                                           foreign
                                                   Common stock                                            currency       Total
                                                   ------------           Deferred       Accumulated     translation   shareholders'
                                                Shares        Amount     compensation       deficit        adjustment     equity
                                               -------------------------------------------------------------------------------------
Balance, September 30,200O                      8,437,711    $49,772,000   ($118,000)    ($22,332,000)     ($212,000)   $27,110,000
       Net loss                                         -              -           -       (7,976,000)             -     (7,976,000)
       Foreign currency translation
          adjustment                                    -              -           -                -         96,000         96,000
       Proceeds from sale of Common stock       1,818,182      9,889,000           -                -              -      9,889,000
       Capital contribution                             -         71,000           -                -              -         71,000
       Deferred compensation related to
          restricted stock issued to executives   420,000      1,759,000  (1,759,OOO)               -              -              -
       Exercise of Commonstock options             52,050        150,000           -                -              -        150,000
       Tax benefit from exercise of
          stock options                                 -        117,000           -                -              -        117,000
       Amortization of deferred
          compensation                                  -              -     299,000                -              -        299,000

                                               -------------------------------------------------------------------------------------
BaIance, June 30,ZoOl                          10,727,943    $61,758,000  (1,578,OOO)    ($30,308,000)     ($116,000)   $29,756,000
                                               -------------------------------------------------------------------------------------

The accompanying notes and tie notes to the consolidated financial statements included in the Registrant's Annual Report on Form IO-K/A arean integral part of these consolidatedfinancistatements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)
                                   -----------

                                                                               For the Nine Months Ended
                                                                                       June 30,
                                                                        ---------------------------------------
                                                                              2001                   2000
                                                                        ----------------       ----------------
OPERATING ACTIVITIES:
 Net income (loss)                                                     $ (7,976,000)             $ 2,125,000
 Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities-
       Amortization of deferred compensation                                299,000                   30,000
       Depreciation and amortization                                      2,202,000                1,404,000
       Equity in losses of joint venture                                  1,161,000                  486,000
       Deferred income taxes                                             (3,061,000)                       -
       Tax benefit from stock option exercise                               117,000                        -
        Changes in operating assets and liabilities--
          Accounts receivable                                            (1,451,000)               5,132,000
          Refundable income taxes                                        (2,536,000)                       -
          Prepaid expenses and other current assets                      (4,752,000)              (1,683,000)
          Other assets                                                   (2,688,000)                 328,000
          Accounts payable, income taxes payable and accrued
          expenses                                                        4,936,000                  371,000
                                                                        -----------            -------------
            Net cash provided by (used in) operating activities         (13,749,000)               8,193,000
                                                                        -----------            -------------

INVESTING ACTIVITIES:
 Purchases and development of property and equipment                    (12,727,000)              (2,462,000)
 Increase in investment in joint venture                                   (877,000)                (556,000)
                                                                        -----------            -------------
            Net cash used in investing activities                       (13,604,000)              (3,018,000)
                                                                        -----------            -------------

FINANCING ACTIVITIES:
 Net borrowings (repayments) under line of credit                        12,195,000               (3,700,000)
 Borrowings under notes payable                                             506,000                        -
 Repayment of capital lease obligations                                    (479,000)                       -
 Common stock issued and options exercised                               10,039,000                  174,000
 Capital contributions                                                       71,000                        -
                                                                        -----------            -------------
            Net cash provided by (used in) financing activities          22,332,000               (3,526,000)
                                                                        -----------            -------------

Effect of changes in exchange rate on cash                                   96,000                  201,000
                                                                        -----------            -------------
NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                    (4,925,000)               1,850,000

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  5,210,000                  696,000
                                                                        -----------            -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    285,000            $   2,546,000
                                                                        ===========            =============

The accompanying notes and the notes to the consolidated financial statements included in the Registrant"s Annual Report on Form 10-K/A are an integral part of these consolidated financial statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)



NOTE 1 - BASIS OF PRESENTATION:
------------------------------

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows. Operating results for the nine month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2000.


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


The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations:

                                                               For the Three Months Ended June 30,
                            --------------------------------------------------------------------------------------------------------
                                                    2001                                                  2000
                            ----------------------------------------------------    ------------------------------------------------
                               Income                                                   Income
                               (Loss)                Shares         Per Share           (Loss)            Shares         Per Share
                              (Numerator)        (Denominator)       Amount          (Numerator)      (Denominator)        Amount
                              -----------        -------------       ------          -----------      -------------        ------
Basic income (loss)
    per common share:
    Net income (loss)         $ (4,768,000)            10,254,000     $( 0.46)            $889,000           8,313,000         $0.11
                                                                      ========                                                 =====
Effect of dilutive
    securities:
    Stock options                      ---                    ---                              ---             566,000
    Restricted stock                   ---                    ---                              ---              66,000

                              ------------             ----------                         ---------          ---------
Diluted income (loss)
    per common share:
    Net income (loss)
    and assumed conversion
    of dilutive securities    $ (4,768,000)            10,254,000     $( 0.46)            $889,000           8,945,000         $0.10
                              ============             ==========     ========            ========           =========         =====

                                                               For the Nine Months Ended June 30,
                            --------------------------------------------------------------------------------------------------------
                                                    2001                                                  2000
                            ----------------------------------------------------    ------------------------------------------------
                               Income                                                   Income            Shares         Per Share
                               (Loss)                Shares         Per Share           (Loss)            Shares         Per Share
                              (Numerator)        (Denominator)       Amount          (Numerator)      (Denominator)        Amount
                              -----------        -------------       ------          -----------      -------------        ------
Basic income (loss)
   per common share
   Net income (loss)          $(7,976,000)              9,008,000      $(0.89)          $2,125,000           8,296,000         $0.26
                                                                       =======                                                 =====
Effect of dilutive
   securities:
   Stock options                      ---                     ---                                              469,000
                                                                                               ---
   Restricted stock                   ---                     ---                              ---              59,000
                              -----------=              ---------                       ----------           ---------
Diluted income (loss)
   per common share:
   Net income (loss)
   and assumed
   conversion of
   dilutive securities        $(7,976,000)              9,008,000      $(0.89)          $2,125,000           8,824,000         $0.24
                              ============              =========      =======          ==========           =========         =====

     Options to purchase approximately 1,133,000 shares of common stock with an average exercise price of $4.10 and restricted stock of 420,000 shares were outstanding during the three months ended June 30, 2001 but were not included in the computation of diluted loss per common share as the impact would have been anti-dilutive given the net loss incurred. Options to purchase approximately 2,000 shares of common stock with an average exercise price $12.50 were outstanding during the three months ended June 30, 2000, but were not included in the computation of diluted income per common share because the exercise prices of the options were greater than the average market price of the common shares during the period. During the nine months ended June 30, 2001, outstanding options to purchase 1,133,000 shares of common stock were excluded from the diluted loss per share computation as the impact would have been anti-dilutive given the net loss incurred. Options to purchase approximately 12,000 shares of common stock with an average exercise price of $7.02 were outstanding during the nine months ended June 30, 2000, but were not included in the computation of diluted income per common share because the exercise prices of the options were greater than the average market price of the common shares during the period. The options, which are to expire at various times through March 2011, were still outstanding as of June 30, 2001.

     On March 12, 1998, outstanding options were repriced at fair market value. Since this repricing occurred prior to the issuance of Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation," the repricing was accounted for under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and Emerging Issues Task Force 87-33 "Stock Compensation Issues Related to Market Declines." Accordingly, because the options were both originally granted and repriced at the then current fair market value, there is a new measurement date but no compensation cost was required to be recognized. This was the first and only option grant modification we have undertaken.

NOTE 3 - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK:
---------------------------------------------------------

We are dependent on several large clients for a significant portion of our revenues. The loss of one or more of these clients could have a materially adverse effect on our business. The following table summarizes the percent of net revenues in the nine months ended June 30, 2001 and 2000 derived from each client that represented at least 10 percent of net revenues and the amount receivable from each at June 30, 2001 and 2000, respectively:

                           Percentage of Net Revenues
                           for the Nine Months Ended     Net Accounts Receivable
                                    June 30,                    at June 30,
                         -----------------------------  -----------------------------
                              2001           2000            2001           2000
                         -------------  --------------  -------------  --------------
       Client A               18.7%          20.1%        $2,138,000     $5,259,000


       Client B               12.5%          28.4%         3,120,000      4,089,000


       Client C               11.2%          10.5%         1,521,000      1,063,000


       Client D                  *           13.8%                 *      4,462,000


       Client E                  *           13.3%                 *      1,967,000

*Less than 10 percent for the period then ended.

During the six months ended June 30, 2001, we substantially reduced the level of services provided to Client D and made an allowance of approximately $7,014,000 for the collectibility of the receivable due from this client. Revenue from this client during the six months then ended was $3,563,000, and we anticipate that services to this client will continue to be reduced for the foreseeable future due to the financial uncertainty that this client is experiencing. All services provided to this client are now on a cash basis. We continue to monitor the collectibility of the remaining receivable from this client.


NOTE 4 - COMPREHENSIVE INCOME (LOSS):
-------------------------------------

Total comprehensive income (loss) is as follows:

                                          For the Three Months Ended                  For the Nine Months Ended
                                                  June 30,                                     June 30,
                                     ------------------------------------        ----------------------------------
                                          2001                  2000                  2001                 2000
                                     -------------          -------------        -------------        -------------
  Net income (loss)                  $  (4,768,000)         $     889,000        $ (7,976,000)        $   2,125,000
  Foreign currency translation
   adjustment                              125,000                133,000              96,000               201,000
                                     -------------          -------------       -------------         -------------

   Comprehensive income (loss)       $  (4,643,000)         $   1,022,000       $  (7,880,000)        $   2,326,000
                                     =============          =============       =============         =============

Pursuant to SFAS No. 52, "Foreign Currency Translation," the assets and liabilities of our foreign operations ("RMH International") are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average exchange rates for the period. Resulting cumulative translation adjustments are reflected as accumulated other comprehensive loss in the consolidated balance sheets.

Item 2 - Management"s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements
------------------------------------------

         From time-to-time, we may publish statements which are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new services and products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to: (i) reliance on principal client relationships in the telecommunications, financial services, insurance, and technology industries; (ii) fluctuations in quarterly results of operations due to the timing of clients" telemarketing campaigns, the commencement and expiration of contracts, the timing of opening new customer interaction centers and expansion of existing customer interaction centers, the amount of new business generated by us, changes in our revenue mix among our various clients, bonus arrangements continuing to be negotiated with clients, and if negotiated, any amount being earned, the timing of additional selling, general and administrative expenses to acquire and support such new business, and changes in competitive conditions affecting the telemarketing industry;
(iii) difficulties of managing growth profitably; (iv) dependence on the services of our executive officers and other key operations and technical personnel; (v) changes in the availability of qualified employees; (vi) fluctuations in US dollar and Canadian dollar exchange rates; (vii) performance of automated call-processing systems and other technological factors; (viii) reliance on independent long-distance companies; (ix) changes in government regulations affecting the teleservices and telecommunications industries; (x) competition from other outside providers of teleservices and in-house telemarketing operations of existing and potential clients; (xi) competition from providers of other marketing formats, such as direct mail and emerging strategies such as interactive shopping and marketing over the Internet; and
(xii) realization of revenues and unexpected expenses.


References to a given fiscal year in this Quarterly Report on Form 10-Q are to the fiscal year ending on September 30th of that year. For example, the phrases "fiscal 2001" or "2001 fiscal year" refer to the fiscal year ended September 30, 2001.


Overview

         We are a leading provider of outsourced customer relationship management, or CRM, services, offering our clients multi-channel customer interaction solutions that more effectively manage the relationships between our clients and their customers. Our customer acquisition, service and retention programs enable our clients to generate increased sales, strengthen their customer relationships and keep their customers for longer periods of time. We offer our services to companies in intensely competitive industries with significant customer relationship needs such as telecommunications, financial services, insurance and technology. We have many long-term client relationships, reflecting the high quality service we provide. We maintain our competitive advantage through our well-trained workforce, vertical industry expertise and integrated technology solutions. We operate approximately 5,000 workstations within a network of 24 state-of-the-art customer interaction centers and two quality assurance centers throughout the United States and Canada. Certain client programs are designed to provide incentives to service providers by paying higher rates per hour or per minute for exceeding client objectives. These programs provide a contracted base chargeable rate plus a bonus based on exceeding these pre-determined objective performance criteria.

         During the six months ended June 30, 2001, we substantially reduced the level of services provided to a client that represented 6.7% of revenue for the nine months then ended. Revenue from this client was $818,000 for the three months ended June 30, 2001, or 1.7% of total revenues for the quarter. We made an allowance of approximately $7,014,000 for the doubtful collectibility of a substantial portion of the receivable due from this client at June 30, 2001. We anticipate that services to this client will continue to be reduced for the foreseeable future due to the financial uncertainty that this client is experiencing. We continue to monitor the collectibility of the remaining portion of the receivable from this client.

         We recognize revenue from our CRM services as they are performed, based on pre-determined contracted chargeable rates that may include a base rate per hour plus a higher rate or "bonus" rate if we meet pre-determined objective performance criteria. These objective performance criteria include such items as sales generated during a defined period. The applicability of a higher "bonus" rate per hour is known to us at the time we generate a client invoice and recognize the corresponding revenue in accordance with our client agreements. One client provided significant client determined bonuses in fiscal 2001 and 2000. These bonuses were discretionary and were recorded as revenue only when the client made the determination to make this payment and communicated this bonus to us. Revenues earned under "bonus" arrangements were $1,379,000 and $4,481,000 and $1,760,000 and $2,018,000 for the three and nine months ended June 30, 2001 and 2000, respectively. Other than $800,000 in the three and nine months ended June 30, 2001, no bonuses were provided solely at the clients" discretion. The terms of our contracts with our customers typically range from a few months to five years, and are generally cancelable by either party upon 60 days prior written notice. Certain of our contracts have penalties for early cancellation by our clients. We believe that our revenue recognition policies are in accordance with Staff Accounting Bulletin No. 101.

         Our cost of services includes cost incurred at our customer interaction centers including labor and associated benefits and taxes, telecommunication costs, rents, utilities, maintenance and depreciation of property and equipment.

         RMH Teleservices International Inc., a wholly owned subsidiary of our company incorporated in the Province of New Brunswick, Canada for the purpose of conducting our business operations in Canada, has received cash incentives from the Canadian provincial governments of British Columbia, Ontario and New Brunswick totaling $3.9 million in fiscal 2000 and $1.0 million in fiscal 2001. In addition, we expect to receive an additional $1.5 million over approximately the next three years. Two of the grants are in the form of forgiveable loans. Amounts received under these loans have been recorded as liabilities. The loans are forgiven quarterly based on a pre-established rate per payroll hour incurred and payroll expense is offset based on achieving the performance obligation. In addition, two loans contain a provision for the repayment of funds received upon certain conditions including bankruptcy, closing the customer interaction center or not meeting other requirements included in the loan. We have recorded the reimbursement from these amounts as an offset to payroll and startup costs as the contingency for potential repayment is solely controlled by us. We have the ability to keep these centers open at the required employment levels by routing any of our existing business through these centers.

         These incentives are intended to offset various start-up, payroll and operating costs associated with operating these customer interaction centers as specified in the respective grant. We record a grant receivable for qualified expenditures made but not yet reimbursed by the provincial government, and a liability for grant reimbursements received for which we have not fulfilled our obligations under the applicable grant. We recorded offsets to costs incurred for the grants received for the Oromocto, Saint John, Sarnia, Sault Ste. Marie and Thunder Bay customer interaction centers totaling $1.9 million in fiscal 1999, $1.3 million in fiscal 2000 and $302,000 and $1.1 million in the three and nine months ended June 30, 2001, respectively. We expect to record up to an additional $2.1 million under these grants over approximately the next two years.

         In fiscal 2001, RMH received cash incentives in the form of a forgiveable loan intended to offset various start-up, payroll and operating costs associated with operating a customer interaction center in Harlingen, Texas. Amounts received under this forgiveable loan have been recorded as liabilities. The loan is forgiven based on a pre-established rate per payroll hour incurred and payroll expense is offset based on achieving the performance obligation. In addition, the loan contains a provision for the repayment of funds received upon certain conditions including bankruptcy, closing the customer interaction center or not meeting other requirements included in the grant. We have recorded the reimbursement from this loan as an offset to payroll and startup costs as the contingency for potential repayment is solely controlled by us. We have the ability to keep this center open at the required employment levels by routing any of our existing business through this center. We recorded offsets to costs for amounts received for this customer interaction center of $263,000 and $781,000 in the three and nine months ended June 30, 2001, respectively. We expect to receive up to an additional $469,000 over approximately the next three years.

         Selling, general and administrative expenses consist of all expenses that support our ongoing operations. These expenses include corporate management and infrastructure costs, sales and marketing activities, client support services and allowances for doubtful accounts.

         We recognized a special charge of $868,000 in the nine months ended June 30, 2001. This charge was the result of resizing the cost structure dedicated to a major client in our insurance sector which significantly reduced their telemarketing campaigns that we were carrying out. Specifically, we closed several customer interaction centers and reduced the associated infrastructure. We also renegotiated our contract with this client to establish agreed upon levels of volume through December 31, 2001.

         Equity in losses of joint venture reflects our portion of the losses of our Internet joint venture, 365biz.com, under the equity method of accounting, combined with the writing off of trade credits granted.

         Interest (expense) income, net, generally represents interest incurred on borrowings on our line of credit and capitalized leases.

         Our results of operations in any single interim period should not be viewed as an indication of future results of operations. We may experience quarterly variations in net revenues and operating income as a result of the timing of clients" telemarketing campaigns, the commencement and expiration of contracts, the amount of new business generated by us, the timing of additional selling, general and administrative expenses to acquire and support such new business and changes in our revenue mix among our various customers.

Results of Operations

Three and Nine Months Ended June 30, 2001 Compared to Three and Nine Months
---------------------------------------------------------------------------
Ended June 30, 2000
-------------------

Revenues - Revenues increased to $47,029,000 and $123,068,000 for the three and nine month periods ended June 30, 2001 from $34,799,000 and $94,892,000 for the comparable periods in 2000. This represents revenue increases of 35.1% and 29.7% for the three and nine month periods ended June 30, 2001, respectively, as compared to the comparable periods in 2000. For the three and nine month periods ended June 30, 2001, revenues from existing clients declined by $6,078,000 and $4,729,000, respectively, while revenues from new clients amounted to $18,308,000 and $32,905,000, respectively. For the three and nine month periods ended June 30, 2000, revenues of $2,387,000 and $13,746,000 were attributable to existing clients, and revenues of $11,785,000 and $27,392,000 were attributable to new clients.

Cost of Services - Cost of services increased to $37,939,000 and $101,432,000 for the three and nine month periods ended June 30, 2001 from $26,476,000 and $72,849,000 for the comparable periods in 2000. As a percentage of revenues, cost of services increased to 80.7% and 82.4% for the three and nine month periods ended June 30, 2001, as compared to 76.1% and 76.8% for the comparable periods in 2000. The increase in cost of services as a percentage of revenues during the three months ended June 30, 2001 is attributable to costs incurred in increasing capacity in prior quarters that remained underutilized during the period, combined with startup and other costs incurred in the current quarter. The increase in cost of services as a percentage of revenues during the nine months ended June 30, 2001 is attributable to the reduced volumes of insurance work we received in the three months ended December 31, 2000 and the resulting revenue decline in that quarter, while still incurring the costs associated therewith combined with less than fully utilized new capacity. We believe that cost of services, as a percentage of revenues, will return to prior levels as all centers regain acceptable levels of utilization.

We anticipate that cost of services, as a percentage of revenues, may continue to increase during the year to the degree that large volume opportunities warrant our offering appropriate pricing discounts and to the extent that we require a longer period of time to generate acceptable levels of utilization at our new customer interaction centers. Upward pressures on hourly wages as a result of tighter or more competitive labor markets and changes in the Canadian dollar exchange rate may also increase our cost of services as a percentage of revenues.

Selling, General and Administrative - Selling, general and administrative expenses increased for the three and nine month periods ended June 30, 2001 to $15,668,000 and $32,424,000 from $6,567,000 and $18,094,000 for the comparable periods in 2000. As a percentage of revenues, selling, general and administrative expenses increased to 33.3% and 26.3% in the three and nine month periods ended June 30, 2001, as compared to 18.9% and 19.1% in the comparable periods in 2000. The increase was primarily the result of creating an allowance for doubtful receivables amounting to $9,603,000 in the three months ended June 30, 2001, $7,014,000 of which was due to collectibility issues with one client.

Special Charges - This reflects a one-time charge for the closing of certain facilities dedicated to providing services to insurance clients and other costs.

Equity in Losses of Joint Venture - For the three and nine month periods ended June 30, 2001, the equity in losses of joint venture reflects our portion of the losses incurred by our start-up Internet joint venture, 365biz.com, and the write-off of our investment in the joint venture. For the comparative periods in 2000, the equity in losses of joint venture reflects our portion of the losses of the joint venture under the equity method of accounting.

Interest Income (Expense), net - Net interest expense for the three and nine months ended June 30, 2001, was $325,000 and $258,000, respectively, incurred on borrowings on our line of credit and capitalized leases. Net interest income for the three months ended June 30, 2000, was $14,000 and represents interest earned on investments, and for the nine months ended June 30, 2000 net interest expense was $50,000.

Income Tax Benefit (Expense) - The income tax benefit for the three and nine months ended June 30, 2001 was $3,048,000 and $5,099,000 and income tax expense for the three and nine months ended June 30, 2000 was

$546,000 and $1,288,000, respectively, and represents income taxes based upon an effective tax rate of 39% in fiscal 2001 and 38% in fiscal 2000. These tax rates are reflective of both the Federal tax rates and the state and provincial tax rates in effect where we do business coupled with certain implemented tax planning strategies.


Liquidity and Capital Resources

     Historically, our primary sources of liquidity have been cash flow from operations and borrowings under our credit facilities. On March 30, 2001, we sold 1,818,182 shares of common stock at the then-current market price of $5.50 per share, which after deduction of expenses provided net proceeds of approximately $9.9 million. These funds, combined with the proceeds of our initial public offering in September 1996, have provided the liquidity to finance our growth.

     In September 2000, we amended our credit facility with PNC Bank, National Association ("PNC"), originally entered into on March 21, 1997. The amount available under the credit facility is $20 million. The interest rate on outstanding balances under the credit facility is the lower of the LIBOR rate plus 250 basis points and PNC's prime rate minus 100 basis points. As required by a letter agreement between us and PNC dated May 15, 2001, we recently granted PNC a first priority security interest in substantially all of our assets to secure our obligations under the credit facility. The credit facility expires September 30, 2001, subject to renewal. The credit facility contains financial covenants and certain restrictions which restrict our ability to incur additional debt or dispose of our assets. As of June 30, 2001, we were not in compliance with one of such covenants for which a waiver has been granted by PNC. We had $12.2 million outstanding on our credit facility as of June 30, 2001.

     On July 19, 2001, we borrowed $5 million from Special Investment Risks, Ltd., an affiliate of Jeff Jensen, one of our directors. We obtained this short term loan rather than seeking an increase to our credit line with PNC because we believe the terms of this loan are more favorable to us than the terms that would have been offered by PNC. We intend to use the proceeds from this loan for working capital purposes.

     On July 2, 2001, we purchased customer interaction center equipment for $2.2 million which was previously leased to us by PNC under operating leases.

     In March 2001, we entered into agreements with General Electric Capital Corporation ("GECC") for a $5 million lease facility and Mellon US Leasing ("Mellon") for a $500,000 lease facility for leasing customer interaction center equipment. The agreements provide for a $1 buyout at the expiration of the 60 month lease term. As of June 30, 2001, we entered into capital leases for equipment with an aggregate total cost of $5.2 million and $411,000 with GECC and Mellon, respectively.

     Net cash used in operating activities was approximately $13.9 million in the nine months ended June 30, 2001, and net cash provided by operating activities was approximately $8.2 million in the nine months ended June 30, 2000. The cash used in operations in the nine months ended June 30, 2001 resulted from our loss for this period coupled with an increase in our accounts receivable and prepaid expenses and other current assets, offset by an increase in accounts payable and accrued expenses.

     Our CRM services operations will continue to require significant capital expenditures. Our capital expenditures were $12.7 million and $2.5 million in the nine months ended June 30, 2001 and 2000, respectively. We financed equipment under operating leases totaling $12.9 million in the nine months ended June 30, 2001 and $6.8 million in the nine months ended June 30, 2000. We expect to lease equipment valued at approximately $15 million to $20 million in fiscal 2001 and approximately $15 million to $20 million in fiscal 2002.

     As required under a specific client contract, we spent $1.6 million in fiscal 2000. In the nine months ended June 30, 2001, the contract was extended for an additional two years in return for which we spent a further $2.1 million. We do not expect to spend anything additional under this client contract.

     We believe that funds generated from our operations and the amounts available to us under our credit and lease facilities will be sufficient to finance our current operations and planned capital expenditures at least through September 30, 2002.

     We had a joint venture with Advanta Partners LP, a venture capital firm affiliated with Advanta Corp., a financial services company based in Spring House, Pennsylvania, called 365biz.com LP. This joint venture provided Web design, hosting, internet and e-mail access and membership services to small and medium sized businesses that had no web presence. Based on the terms of the amended limited partnership agreement for 365biz.com, we were committed to provide the joint venture capital funding of $1,099,000, of which $1,023,000 has been provided as of June 30, 2001. The remaining commitment will not be provided as 365biz.com has ceased operations and we have written our investment in the joint venture down to zero. The 365biz.com venture represented $20,000 of our net revenues for the nine months ended June 30, 2001.


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

     The reportable segments have been identified as such because, other than the technology segment, they have separate management teams and serve separate classes of clients utilizing specific customer interaction centers. The technology segment, which represented 13.3% of revenues for the three months ended June 30, 2001, was managed as part of the telecommunications segment. The accounting policies of the reportable segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K/A for fiscal 2000. We evaluate the performance of the operating segments based on operating income (loss) and corporate assets and costs are allocated to the segments based upon segment revenue. Intersegment sales and transfers are not significant.

Financial information for each business segment as of June 30, 2001 and 2000 and for the three and nine months then ended is as follows;

                                   For the Three Months Ended June 30,      For the Nine Months Ended June 30,
                                   -----------------------------------      ---------------------------------
                                       2001                  2000                2001                2000
                                   -------------        --------------      ---------------     ---------------
Revenue:
     Insurance                     $  12,5l6,000             9,979,000      $    27,419,000     $    28,464,000
     Financial services                9,481,000            12,546,000           33,766,000          32,530,000
     Telecommunications               18,756,000            12,274,000           48,845,000          33,898,000
     Technology                        6,276,000                     -           13,038,000                   -
                                   -------------        --------------      ---------------     ---------------
                                   $  47,029,000        $   34,799,000      $   123,068,000     $    94,892,000
                                   =============        ==============      ===============     ===============

Operating income (loss):
     Insurance                     $  (1,471,000)       $      492,000      $    (6,420,000)    $     1,280,000
     Financial services               (7,804,000)              566,000           (7,550,000)          1,253,000
     Telecommunications                1,765,000               698,000            1,967,000           1,416,000
     Technology                          932,000                     -              347,000                   -
                                   -------------        --------------      ---------------     ---------------
                                   $  (6,578,000)       $    1,756,000      $   (11,656,000)    $     3,949,000
                                   =============        ==============      ===============     ===============

Depreciation and amortization:
     Insurance                     $     318,000        $      122,000      $       638,000     $       260,000
     Financial services                  214,000               288,000              580,000             737,000
     Telecommunications                  401,000                39,000              815,000             407,000
     Technology                          103,000                     -              169,000                   -
                                   -------------        --------------      ---------------     ---------------
                                   $   1,036,000        $      449,000      $     2,202,000     $     1,404,000
                                   =============        ==============      ===============     ===============

Capital expenditure:
     Insurance                     $   1,783,000        $      438,000      $     2,236,000     $       675,000
     Financial services                2,430,000               422,000            3,010,000             571,000
     Telecommunications                2,327,000               465,000      $     5,625,000     $     1,216,000
     Technology                          400,000                     -            1,856,000                   -
                                   -------------        --------------      ---------------     ---------------
                                   $   6,940,000        $    1,325,000      $    12,727,000     $     2,462,000
                                   =============        ==============      ===============     ===============

                                                June 30,
                                   -----------------------------------
                                       2001                  2000
                                   -------------        --------------
Total assets:
     Insurance                     $  12,905,000        $    9,971,000
     Financial services               25,592,000            14,211,000
     Telecommunications               16,065,000            14,414,000
     Technology                       11,111,000                     -
                                   -------------        --------------
                                   $  65,673,000        $   38,596,000
                                   =============        ==============

Geographic information

     Property and equipment:
     United States                 $  15,022,000        $    2,869,000
     Canada                            6,102,000             2,367,000
                                   -------------        --------------
                                   $  21,124,000        $    5,236,000
                                   =============        ==============

Our revenues during the three and nine months ended June 30, 2001 and 2000 were generated entirely from clients within the United States.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. Our exposure to market risk for changes in interest rates relates primarily to our variable-rate line of credit. As of June 30, 2001 and 2000, we had $12,195,000 and none, respectively, outstanding under the line of credit.

When applicable, we have additional exposure to the risk of changes in interest rates in our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality credit issuers and limit the amount of credit exposure with any one issuer. We are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk.

When applicable, we mitigate default risk by investing in only the highest quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. When applicable, our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. As of June 30, 2001 and 2000, our cash equivalents consisted of approximately $81,000 and $117,000 invested in domestic money market accounts.

We are exposed to foreign currency fluctuation relating to our foreign subsidiary. We do not maintain any derivative financial instruments or hedges to mitigate this fluctuation.

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


Item 4:    Submission of Matters to a Vote of Security Holders.
                  None.


Item 5:    Other Information.
                  None.


Item 6:    Exhibits and Reports on Form 8-K.

               a.  Exhibits

                      10.1 Agreement - Targeted Wage Subsidy - Human Resources Development Canada, Province of Ontario.

                      10.2 Sixth Amendment to Credit Agreement with PNC Bank, N.A., dated March 20, 2001.

                      10.3 Agreement between RMH and Development Corporation of Harlingen, Inc., dated September 22, 2000.

                      10.4 Amendment to Agreement between RMH and Development Corporation of Harlingen, Inc., dated February 28, 2001.

                      10.5 Lease Facility Agreement with Mellon US Leasing dated March 28, 2001.

                      10.6 Amendment - Lease Facility Agreement Mellon US Leasing dated March 28, 2001.

                      10.7 Lease Facility Agreement with General Electric Capital Corporation dated February 26, 2001.

                      10.8 Employment Agreement by and between RMH and John Fellows, dated August 9, 2001.


               b.  Reports on Form 8-K:

                               RMH filed a Current Report on Form 8-K on April 12, 2001, announcing that it had raised ten million dollars ($10,000,000) in a private placement financing.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        RMH Teleservices, Inc.
                                        (Registrant)


DATED: August 14, 2001                  BY:   /s/ J. Scot  Brunke
                                            ---------------------
                                            J. Scot Brunke
                                            Executive Vice President and
                                            Chief Financial Officer




DATED: August 14, 2001                  BY:   /s/ Andrew I. Bronstein
                                            -------------------------
                                            Andrew I. Bronstein
                                            Senior Vice President and
                                            Chief Accounting Officer