Form 10-K405
period 2001-09-30
RMH TELESERVICES INC
filed 2001-12-24
CIK 1017958

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

                 For the fiscal year ended September 30, 2001

                                      or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 18, 2001, 13,476,299 shares of common stock were outstanding.

The aggregate market value of the shares of common stock owned by non-affiliates of the Registrant as of December 18, 2001 was approximately $96.9 million
(based upon the closing sales price of these shares as reported by the NASDAQ Stock Market's national market). Calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the company include only directors, executive officers and shareholders filing Schedules 13D or 13G with the company. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes by the Securities and Exchange Commission.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference in Part III.

                               TABLE OF CONTENTS

Item No.                                                                                                     Page


                                               PART I
   1.   Business...........................................................................................     3

   2.   Properties.........................................................................................    15

   3.   Legal Proceedings..................................................................................    16

   4.   Submission of Matters to a Vote of Security Holders................................................    16

        Executive Officers of the Company..................................................................    16

                                              PART II

   5.   Market for Registrant's Common Equity and Related Shareholder Matters..............................    17

   6.   Selected Financial Data............................................................................    18

   7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..............    19

   7A.  Quantitative and Qualitative Disclosures about Market Risk.........................................    27

   8.   Financial Statements and Supplementary Data........................................................    27

   9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............    27

                                             PART III

   10.  Directors and Executive Officers of the Registrant.................................................    28

   11.  Executive Compensation.............................................................................    28

   12.  Security Ownership of Certain Beneficial Owners and Management.....................................    28

   13.  Certain Relationships and Related Transactions.....................................................    28


                                              PART IV
   14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................    28

        Signatures.........................................................................................    30

        Exhibit Index......................................................................................    31

   In this Annual Report on Form 10-K, "RMH," "we," "us," and "our" refer to RMH Teleservices, Inc., a Pennsylvania corporation, and, when applicable, its subsidiaries.

   References to a given fiscal year in this Annual Report on Form 10-K are to the fiscal year ending on September 30th of that year. For example, the phrases "fiscal 2001" or "2001 fiscal year" refer to the fiscal year ended September 30, 2001.

                                     PART I


ITEM 1.   BUSINESS
          --------

General



     We are a leading provider of high-quality outsourced customer relationship management ("CRM") services, offering customer interaction solutions that permit our clients to more effectively manage their relationships with their customers. We have developed strategic relationships with market leaders in the telecommunications, financial services, insurance, technology and logistics industries. Our blue chip client base includes Aegon, AT&T, Citibank, FirstUSA, MCI, Microsoft, Nextel, Providian and Qwest. We distinguish ourselves through our vertical industry expertise, well-trained workforce and integrated customized technology solutions designed to meet the rigorous demands of our clients. We have established a strong track record of consistent growth with revenues growing at a compound annual growth rate ("CAGR") of over 40% from $32.3 million in fiscal 1996 to $175.2 million in fiscal 2001. We operate approximately 5,600 workstations within a network of 23 state-of-the-art customer interaction centers and one quality assurance center throughout the United States and Canada. Our net revenue and loss from operations for the fiscal year ended September 30, 2001 were $175.2 million and $10.5 million, respectively. This represents an increase in net revenue of 32.6%, compared to the fiscal year ended September 30, 2000.

     The CRM industry provides a broad range of customer relationship management services to its clients on both an inbound and outbound basis. Inbound services typically include product service and support, response to customer inquiries and order processing. Outbound services may include direct sales, product inquiry and lead generation and appointment setting. These services are designed to improve the overall customer experience and build closer relationships between companies and their customers.

     We believe that the growth in outsourced CRM services is driven by the following factors:

     Intensifying Competition in Many Industries. The deregulation of industries such as telecommunications and financial services has increased the number of participating companies and the variety of products and services available to consumers. As companies in these competitive industries attempt to maintain their existing customer base and acquire new customers they are increasingly outsourcing their customer care activities to skilled providers.

     Focus on the Customer. Consumers are increasingly able to quickly and easily choose among multiple competitors and enjoy reduced costs by switching from one vendor to another. At the same time, competition is increasing across industries and companies see greater value in retaining existing customers. Consequently, companies are devoting an increasing amount of resources toward maintaining their existing customer bases.

     Trend Toward Outsourcing. Many businesses lack the expertise, resources and infrastructure necessary to efficiently provide optimal customer support. As businesses find they are unable to effectively meet their customer care needs, they are increasingly turning to experienced providers of outsourced services. Outsourcing their customer care needs to dedicated CRM providers affords companies access to the skills, expertise and technology necessary for proper customer care and allows them to focus on the delivery of their products and services.

Growth Strategy

     Our objective is to become the market leader in outsourced CRM solutions in the vertical markets we target. We plan to capitalize on the substantial opportunities in our industry and position our company for sustainable profitable growth by:

Targeting Top-Tier Clients in Key Industries

     We target larger and better capitalized companies in the industries we serve and focus on becoming their preferred provider of CRM services. The larger contract size associated with such clients allows us to operate efficiently, and we expect our high level of service to allow us to obtain additional business from our existing clients, most of which have substantial and growing CRM needs. We focus our sales efforts on current and future clients in targeted industries with potentially significant needs for outsourced CRM services, primarily in the telecommunications, insurance, financial services, technology and logistics industry segments. We believe that by developing and cultivating industry-specific expertise in-house, we are able to offer more customized and relevant solutions to our clients. The success of this approach is evidenced by our telecommunications vertical, which has grown from $47.7 million in net revenues for fiscal 2000 to $69.0 million in net revenues for fiscal 2001, an increase of 44.5%. As part of this approach, we continue to evaluate opportunities in other industries which have a substantial, long-term need for outsourced solutions, which led to the recent establishment of our logistics vertical through our new contract with one of the nation's largest logistics providers.

Providing High Quality CRM Services on a Cost-Effective Basis

     Our strategy is to provide high quality, cost-effective CRM services that meet our clients' high standards. We open large facilities in areas with substantial, well-qualified labor pools. Prior to opening a customer interaction center, we analyze the demographics of the targeted geographic area in order to determine the quality, quantity and availability of the local labor pool. Where appropriate, we will locate facilities in markets where we can obtain financial incentives from local and state governments to open and operate facilities in their respective jurisdictions. Since March 1999, we have opened 14 customer interaction centers averaging over 300 workstations each in cost-effective locations in the U.S. and Canada. For financial information relating to the geographic distribution of our assets, see the financial statements attached hereto. This careful attention to site selection has allowed us to lower our employee turnover and reduce the overall costs associated with operating a customer interaction center. We evaluate additional regions in which to locate new customer interaction centers on an ongoing basis. In addition, we have invested aggressively in quality assurance practices and personnel. We operate one quality assurance center with a total of 97 dedicated workstations, which monitor all CRM representatives to ensure compliance with performance standards. We believe our low cost operations and focus on quality assurance have allowed us to provide our clients with cost-effective solutions while maintaining high quality service.

Diversifying Our Revenue Base

     Over the past several years we have worked to increase the predictability of our revenue stream by diversifying our revenue base across inbound and outbound calls and over a wider range of industries. For example, we have increased our inbound contract revenues, which are more predictable due to the longer term nature of such contracts, from 2.0% of net revenues in fiscal 1998 to 46.3% for the three months ended September 30, 2001. We have also diversified our exposure across various industry segments, reducing our revenues from the insurance industry from 66.2% of our net revenues in fiscal 1998 to 14.7% for the three months ended September 30, 2001. We presently focus on five vertical markets:

     Telecommunications. We provide a variety of CRM services for some of the nation's leading local, long-distance and wireless telecommunications companies. We expect the demand for CRM services within the telecommunications industry to increase as the industry evolves and responds to deregulation and as the number of products (e.g., long distance, cellular, paging and "800" services) and call features (e.g., call waiting, caller identification and voice mail) increases. We received 12.8%, 36.1% and 39.4% of our net revenues in fiscal 1999, 2000 and 2001, respectively, from services provided to our telecommunications clients.

     Financial Services. We provide CRM services to several large credit card issuers, banks and other financial and membership service institutions in the United States. Our services include customer account acquisition and retention programs and programs to sell credit card enhancement features such as higher credit limits, lower interest rates and lower fees and discounts on selected goods and services purchased through a variety of interest group clubs. We also cross-sell additional services such as home equity loans and related banking services. We received 46.9%, 33.7% and 27.6% of our net revenues in fiscal 1999, 2000 and 2001, respectively, from services provided to our financial services clients.

     Insurance. We have been providing CRM services to the insurance industry in the United States for over 16 years. We market such products as accidental death and dismemberment policies, graded benefit life insurance and other niche insurance products, such as pet insurance. As of September 30, 2001, we employed 106 agents licensed to sell insurance in one or more of a total of 47 states. We received 40.3%, 30.0% and 20.0% of our net revenues in fiscal 1999, 2000 and 2001, respectively, from services provided to our insurance clients.

     Technology. We recently began offering CRM services to the technology sector substantially through an agreement with one significant client. We offer services primarily in the areas of software and internet support. We received 0.2% and 11.0% of our net revenues in fiscal 2000 and 2001, respectively, from services provided to our technology clients.

     Logistics. We recently began offering CRM services to the logistics sector through a multi-year agreement with one major client. Our CRM services for this client include package tracking, shipping instructions and general customer service. Our customer interaction centers servicing this client are staffed 24 hours a day with both English-speaking and Spanish-speaking CRM representatives. We received 2.0% of our net revenues in fiscal 2001 from services provided to our logistics client.

          No client accounted for more than 20% of our net revenues and three clients, Aegon, MCI and Microsoft, each accounted for over 10% of our net revenues for fiscal 2001, down from five of such clients in fiscal 2000. We will consider further expanding the scope of our business by entering new vertical markets. We will also consider selectively acquiring companies that will supplement our technical expertise, allow us to acquire additional human resources or strategic customer relationships or expand our presence in key vertical or geographic markets. For financial information about each of these segments, see the financial statements attached hereto.

Emphasizing Management and Personnel Development

     Management. We have successfully managed our growth and positioned ourselves for the future growth opportunities available to us by continuing to attract and retain a strong management team. Since John Fellows joined us as our Chief Executive Officer in 1998, we believe we have significantly strengthened our management team by attracting several highly experienced senior level managers.

     Personnel. A key element of our success is our well-trained staff of approximately 9,500 CRM representatives across the United States and Canada. We select our employees through a standardized screening process that includes an initial telephone interview, followed by an in-person evaluation. We provide our new hires with extensive classroom and on-the-job training programs and thereafter continue to coach and train our representatives on an ongoing basis.

Our Services

          Our services allow our clients to generate increased sales, strengthen their customer relationships and provide a high level of support to their customers. We design and implement customized CRM programs for our clients designed to meet their specific customer care requirements. We provide customer service, customer acquisition and customer retention services to our clients on both an integrated and individual basis. Our CRM services generally fit into one of two categories:

     Inbound Services

               Our inbound CRM services consist primarily of customer service programs, although some acquisition and retention services are also done on an inbound basis. Inbound services involve the processing of incoming calls, often placed by our clients' customers using toll-free numbers, to a customer service representative for service, order fulfillment or information. Our system receives an inbound call and directs it, together with scripting, pricing data, reference databases and any other relevant information, to an available CRM representative's workstation.

               Our customer service programs are designed to maintain and extend the customer relationship and maximize the long-term value of our clients' relationships with their customers. We respond to billing and other account inquiries from our clients' customers and manage customer complaints and product or service problems to promote faster resolution and follow predetermined procedures to ensure that the problems have been resolved. We offer help desk, product or service support, including troubleshooting and other first- and second-tier support services. We also confirm that products or services requested by customers have been delivered or provided and that changes requested by customers in products or services have been effected. In addition to these customer service initiatives, we use our inbound services to secure new customers for our clients by making direct sales in connection with providing traditional inbound services, by receiving orders for and processing purchases of products or services and by fulfilling information requests for product or service offerings. Finally, we use our inbound services to assist clients in regaining business from customers who have allowed their service to lapse. Inbound business represented 37.7% of our net revenues for fiscal 2001.

     Outbound Services

               We also provide outbound CRM services, which consist of customer acquisition and customer retention services. In providing our outbound services, our system receives data for target customers electronically from our clients. The data is retained in our database management systems and is then distributed for calling by our predictive dialing system. Once a live connection is established, the system transfers the call, along with the customer data and scripting information, to the workstation of a CRM representative trained for that specific client's program. Our customer acquisition services are designed to secure new customers for our clients and can include a wide range of activities depending on our clients' needs, including direct sales services, order processing, product inquiry and lead generation and appointment setting whereby we use information provided by our clients to identify and prioritize customer leads and schedule customer interactions with client representatives. Our customer retention services enable our clients to respond more effectively to their customers' needs and concerns, reward customers for their continued patronage and reinstate customers who have previously canceled their service. These services include conducting satisfaction assessments to ascertain customer opinions regarding the quality of client product or service offerings and interacting with our clients' customers who have allowed their service to lapse in an attempt to regain their business and learn their reasons for discontinuing service. Outbound business represented 62.3% of our net revenues for fiscal 2001.


Our Client Contracts

     Our client contracts are generally for terms of one to five years, with the longer term contracts typically associated with our growing inbound CRM business. Contracts are typically terminable by either party upon 60 days notice; however, in some cases, particularly in our longer term inbound contracts which often require substantial capital expenditures on our part, a client will be required to pay us a termination fee in connection with an early termination of the contract. Such a fee deters our clients from exercising their early termination rights and, in the event a client decides to terminate despite the penalty, helps ensure that we can recover all or a portion of our capital costs associated with preparing for performance under the contract and that we receive at least a portion of the revenues projected under the contract. In addition, our inbound contracts generally contain minimum volume commitments requiring our clients to provide us with agreed-upon levels of calls during the terms of the contracts. Our fees for services rendered under these contracts are based on pre-determined contracted chargeable rates that may include a base rate per hour plus a higher rate or "bonus" rate if we meet pre-determined objective performance criteria. These objective performance criteria include such items as sales generated during a defined period. Additionally, we may receive additional discretionary client determined bonuses based upon criteria established by our clients.

Our Technology

     Our staff of highly skilled information technology professionals is focused on technological integration to meet our clients' needs. We integrate our clients' existing systems with our own systems to provide cost-effective, timely solutions which allow them to maximize their investment and minimize their costs. Where appropriate, we develop software systems to customize our services to a particular client.

     Our customer interaction centers and network systems both use a flexible database architecture permitting the easy sharing of data among users of the system. As a result, we are able to configure our scalable systems to work cost-effectively at low and high volumes and permit the efficient addition of capacity. These technologies improve sales and customer service by providing our CRM representatives with enhanced access to real-time customer and product information. We have implemented procedures to protect our systems against power loss, fire and other disasters.

Sales and Marketing

     Our core sales and marketing team is currently comprised of seven sales executives, all of whom have significant sales experience and several of whom have significant experience in the CRM and similar customer service industries. In addition, members of our senior management, including our chief executive officer and leaders of our operations, finance and technology departments, are active participants in the sales process. We believe their involvement enables us to better manage our clients' expectations and our ability to meet or exceed these expectations in establishing relationships with them. A significant portion of the compensation of our core sales and marketing team is commission-based.

Quality Assurance

     We have consolidated our quality assurance program into one quality assurance center that has dedicated quality assurance personnel who monitor all CRM representatives to ensure compliance with performance standards. Sales confirmations are digitally recorded with the customer's consent to ensure accuracy and to provide a record of each sale. Our personnel review the audio file of each completed sale for compliance with client specifications. This system is designed to respond to client requests to review details of a particular sale within minutes and is able to identify the program, the date and time of the interaction and the CRM representative who made the sale. Clients also participate in the monitoring process and are able to electronically access relevant information.

     Our information systems enable us to provide our clients with customized reports on the status of their CRM programs. Access to this data enables our clients to modify or enhance an ongoing campaign in order to improve its effectiveness.


Competition

     We compete with the internal operations of many of our existing and potential clients, as well as with other outsourced CRM service providers. The outsourced CRM industry is highly fragmented and competitive. Our competitors range from large independent firms to small firms catering to specialized programs and short-term projects. We believe that we distinguish ourselves from our competition by providing high quality CRM services at affordable prices that meet our clients' needs for scalability and time to market. We believe the principal competitive factors in our industry are quality of service, performance, price, experience and reporting capabilities.

Government Regulation

     Telemarketing sales practices are regulated in the United States and Canada. In the United States, the Telephone Consumer Protection Act, enforced by the Federal Communications Commission, imposes, among other things, restrictions on unsolicited automated telephone calls to residential telephone subscribers, and its regulations require CRM firms to develop a written policy implementing a "do not call" list and to train its CRM personnel to comply with these restrictions. The Telephone Consumer Protection Act creates a right of action for both consumers and state attorneys general. A court may award damages or impose penalties of $500 per violation, which may be trebled for willful or knowing violations. The "Know Your Caller Act of 2001" has been introduced in Congress to amend the Telephone Consumer Protection Act to prohibit telemarketers from interfering with the caller identification service of any person to whom a telephone solicitation is made. On December 4, 2001, the United States House of Representatives passed this legislation on a voice vote. In addition to prohibiting telemarketers from interfering with caller identification services, this legislation would require the Federal Communication Commission to create rules in furtherance thereof within six months after passage of the act, conduct a study within one year on telemarketing practices and equipment used by telemarketers, and would prevent telemarketers from selling "do not call" lists to other marketers. As of December 18, 2001, the "Know Your Caller Act of 2001" had not been passed by the United States Senate. Currently, we train our service representatives to comply with the regulations of the Telephone Consumer Protection Act and program our call management system to avoid initiating telephone calls during restricted hours or to individuals maintained on our "do not call" list.

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

     The Federal Trade Commission also administers the Telemarketing and Consumer Fraud and Abuse Prevention Act under which the Federal Trade Commission has issued regulations prohibiting a variety of deceptive, unfair or abusive practices in direct telephone sales. Generally, these rules prohibit misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The regulations also regulate the use of prize promotions in direct telephone sales to prevent deception and require that a telemarketer identify promptly and clearly the seller on whose behalf the CRM representative is calling, the purpose of the call, the nature of the goods or services offered and that no purchase or payment is necessary to win a prize. The regulations also require that providers of services maintain records on various aspects of their businesses. In February 2000, the Federal Trade Commission requested public comment on its telemarketing rules. This broad review will result in a report addressing a variety of telemarketing-related issues, including, but not limited to, changes in technology, composition of the industry, efforts at self-regulation, industry trends and the effectiveness of law enforcement and legislation. The initial public comment period has ended and the Federal Trade Commission has not issued a report as of December 18, 2001.

     Most states have enacted statutes similar to the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices. For example, telephone sales in certain states are not final until a written contract is delivered to and signed by the buyer, and such a contract often may be canceled within three business days. At least one state also prohibits parties conducting direct telephone sales from requesting credit card numbers in certain situations, and several other states require certain providers of such services to register annually, post bonds or submit sales scripts to the state's attorney general. Under these general enabling statutes, depending on the willfulness and severity of the violation, penalties can include imprisonment, fines and a range of equitable remedies such as consumer redress or the posting of bonds before continuing in business. Additionally, some states have enacted laws and others are considering enacting laws targeted at direct telephone sales practices. Some examples include laws regulating electronic monitoring of telephone calls and laws prohibiting any interference by direct telephone sales with telephone devices that identify the caller before the call is answered. Most of these statutes allow a private right of action for the recovery of damages or provide for enforcement by state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys' fees. There can be no assurance that any such laws, if enacted, will not adversely affect or limit our current or future operations.

     In Canada, the Canadian Radio-Television and Telecommunications Commission enforces rules regarding unsolicited communications using automatic dialing and announcing devices, live voice and fax. Companies that violate any of the restrictions on unsolicited calls may have their telephone service terminated after two business days' notice from the telephone company.

     The industries we serve are also subject to government regulation, and, from time to time, bills are introduced in Congress which, if enacted, could affect our operations. We, and our employees who sell insurance products, are required to be licensed by various state insurance commissions for the particular type of insurance product to be sold and are required to participate in regular continuing education programs.

     Telecommunications is another industry we serve that is subject to government regulation. For example, "slamming" is the illegal practice of changing a consumer's telephone service without permission. The Federal Communications Commission has promulgated regulations regarding slamming rules that apply solely to the telecommunications carrier and not the telemarketer or the independent party verifying the service change. However, some state slamming rules may extend liability for violations to agents and other representatives of telecommunications carriers, such as telemarketers.

     Our representatives undergo an extensive training program, part of which is designed to educate them about applicable laws and regulations and to try to ensure their compliance with such laws and regulations. Despite the specific training on such issues, we cannot guarantee that our employees will be in compliance with all applicable laws and regulations at all times. We believe that we operate in compliance with all applicable laws and regulations, but we cannot guarantee that we will be in compliance with all applicable laws and regulations at all times.


Employees

     As of December 18, 2001, we employed 9,506 people, 8,076 of whom we employed on a full-time basis and 1,430 of whom we employed on a part-time basis. None of our employees is currently covered by collective bargaining agreements, although efforts have been made by some employees in support of such an agreement. We believe that our relations with our employees are good.

History

     Our Company was founded in 1983 and completed an initial pubic offering of shares of common stock in September 1996. RMH is a Pennsylvania corporation and its principal business office is located at 40 Morris Avenue, Bryn Mawr, Pennsylvania 19010. Our telephone number is (610) 520-5300.

RISK FACTORS

          Investing in our common stock involves a high degree of risk. Any of the following risks could materially harm our business, results of operations or financial condition and could result in the complete loss of your investment. You should carefully consider the following risk factors and all other information contained in this prospectus before purchasing our common stock.

Risks Particular to Our Company

We may not be able to manage our growth effectively, which could adversely affect our results of operations.

          We have experienced rapid growth over the past several years and
currently plan to continue a high rate of growth.   Rapid growth places a
significant strain on our management, operations and resources. Our future performance and profitability will depend on our ability to:

     .    build our infrastructure to meet the demands of our clients;
     .    successfully recruit, train and retain qualified personnel;
     . maintain state-of-the-art technical capabilities to compete effectively in CRM industry;
     . effectively oversee and manage our customer interaction centers as we expand geographically;
     . effectively manage the growth and implementation of our customer interaction centers;
     .    select and serve new vertical markets;
     .    successfully integrate any acquired businesses; and
     . manage our business in light of general economic conditions and conditions which may affect in particular our clients and other companies in our vertical markets.

     If we are unable to manage our growth successfully, our business and results of operations could be harmed.

There can be no assurance that we will be profitable in the future.

          We sustained operating losses for the fiscal year ended September 30, 2001. While we believe that we will be able to reduce such losses and become profitable in future periods, there can be no assurance that we will be able to do so.

We rely on a few major clients for a significant portion of our revenues. The loss of any of these clients or their failure to pay us could reduce our revenues and adversely affect our results of operations.

          Substantial portions of our revenues are generated from a few key clients. For example, our three largest clients for fiscal 2001 accounted for 19.8%, 11.6% and 10.3% of our net revenues. Our three largest clients for fiscal 2000 accounted for 29.2%, 20.1% and 13.8% of our net revenues. Most of our clients are not contractually obligated to continue to use our services at historic levels or at all. If any of these clients were to significantly reduce the amount of services we perform for them, fail to pay us, or were to terminate the relationship altogether, our revenues and business could be harmed.

We wrote off approximately $7.0 million of accounts receivable from one client. If we are required to make further reserves or write-offs for the doubtful collectibility of the remainder of this accounts receivable, our results of operations would be harmed.

          In fiscal 2001, we wrote off approximately $7.0 million for the doubtful collectibility of a substantial portion of the account receivable due from our client, BrandDirect Marketing, Inc. We continue to monitor the collectibility of the remaining $6.0 million portion of this account receivable, which we have reclassified as an "other asset" as of September 30, 2001. If we are required to make further reserves or write-offs for the doubtful collectibility of this remaining portion, or any significant part of such remaining portion, our results of operations would be harmed.

A decrease in demand for our services in one or more of the industries to which we provide services could reduce our revenues and adversely affect our results of operations.

          Our success is dependent in large part on continued demand for our services from businesses within the telecommunications, financial services, insurance , technology and logistics industries, which accounted for 39.4%, 27.6%, 20.0%, 11.0% and 2.0%, respectively, of our net revenues for the fiscal year ended September 30, 2001 and 36.1%, 33.7%, 30.0% , 0.2% and none, respectively, of our net revenues for the 2000 fiscal year. We also expect that in the future our success will depend in part on demand for our services in the logistics industry. A reduction in or the elimination of the use of outsourced CRM services within any of these industries could harm our business.

We may be unable to hire or retain qualified personnel.

          By its nature, our industry is labor intensive. CRM representatives, who make up a significant portion of our workforce, generally receive modest hourly wages. Our recruiting and training costs are increased and our operating efficiency and productivity are decreased by:

     . any increases in hourly wages, costs of employee benefits or employment taxes;
     .    the high turnover rate experienced in our industry;
     . the high degree of training necessary for some of our CRM service offerings, particularly insurance product customer acquisition and technology customer service;
     .    our rapid growth; and
     . competition for qualified personnel with other CRM service firms and with other employers in labor markets in which our customer interaction centers are located.

          Additionally, some of our employees have attempted to organize a labor union which, if successful, could further increase our recruiting and training costs and could further decrease our operating efficiency and productivity. We may not be able to continue to recruit, train and retain a sufficient number of qualified personnel to meet the needs of our business or to support our growth. If we are unable to do so, our results of operations could be harmed.

Our results of operations may be subject to significant fluctuations.

          Our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a wide variety of factors including:

     .    the commencement and expiration of contracts;
     .    our revenue mix;
     .    the amount and timing of new business;
     . the financial strength of our customers and the collectibility of our receivables;
     . our ability to successfully open new customer interaction centers or to expand existing centers in a timely fashion;
     . the loss or unavailability of economic incentives provided by local, state or provincial government authorities;
     .    the timing of additional selling, general and administrative expenses;
          and
     .    competitive conditions in our industry.

          Due to these factors, our quarterly revenues, expenses and results of operations could vary significantly in the future. You should take these factors into account when evaluating past periods and, because of the potential variability in our quarterly results, you should not rely upon results of past periods as an indication of our future performance. In addition, because our operating results may vary significantly from quarter to quarter, results may not meet the expectations of securities analysts and investors, and this could cause the price of our common stock to fluctuate significantly.

Our business could be significantly disrupted if we lose members of our management team.

          We believe that our success depends to a significant degree upon the continued contributions of our executive officers and other key personnel, both individually and as a group. Our future performance will be substantially dependent on our ability to retain them. The loss of the services of any of our executive officers, particularly John A. Fellows, our Chief Executive Officer, Robert M.

Berwanger, our Chief Operating Officer, J. Scot Brunke, our Chief Financial Officer, or Paul J. Burkitt, our Executive Vice President of Sales and Marketing, could prevent us from executing our business strategy.


Anti-takeover provisions in our articles of incorporation, bylaws and Pennsylvania law and the right of our Board of Directors to issue preferred stock without shareholder approval could make a third-party acquisition of us difficult.

       Provisions of our articles of incorporation and bylaws may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt not approved by our board of directors, including those made at a premium over the prevailing market price of the common stock held by shareholders.

       Our classified board of directors and the authority of our board to issue preferred stock and establish certain rights, preferences, privileges, limitations and other special rights thereof without any further vote or action by the shareholders could have the effect of delaying, impeding or discouraging the acquisition of control of our company in a transaction not approved by our board of directors.

       The provision of our bylaws classifying the board of directors may only be repealed or amended by an affirmative vote of shareholders entitled to cast 75% of the votes at a shareholders meeting. In addition, we may obtain shareholder approval for certain actions without calling a meeting or soliciting proxies because our articles of incorporation and bylaws permit actions by written consent of shareholders holding a majority of the shares of common stock.

       Subchapter F of Chapter 25 of the Pennsylvania Business Corporation Law of 1988, which is applicable to us, may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a shareholder might consider in his or her best interest, including those attempts that might result in a premium over the market price for the shares held by shareholders. In general, Subchapter F of Chapter 25 of the Pennsylvania Business Corporation Law delays for five years and imposes conditions upon "business combinations" between an "interested shareholder" and us, unless prior approval of our board of directors is given. The term "business combination" is defined broadly to include various merger, consolidation, division, exchange or sale transactions, including transactions using our assets for purchase price amortization or refinancing purposes. An "interested shareholder," in general, would be a beneficial owner of shares entitling that person to cast at least 20% of the votes that all shareholders would be entitled to cast in an election of directors.

If we are unable to keep pace with technological changes, our business will be harmed.

       Our business is highly dependent on our computer and telecommunications systems, including our customized software, predictive dialing equipment and automated customer interaction workstations. Our ability to compete effectively is dependent upon continued investment in advanced computer and telecommunications technology. These technologies are rapidly evolving and characterized by short product life cycles, which require us to anticipate and adapt to technological shifts. We cannot assure you that we will be successful in anticipating or adapting to technological changes or in selecting and developing new and enhanced technologies on a timely basis. In addition, the inability of equipment vendors to supply equipment on a timely basis could harm our operations and financial condition.

Interruptions or failures of our technology infrastructure could harm our business and reputation.

       We are highly dependent on the stability of our computer equipment and systems. These systems could be interrupted by natural disasters, power losses, operating malfunctions or computer viruses and other disruptions caused by unauthorized or illegal access to our systems. Any interruption in or failure of our technology equipment systems could have a material adverse effect on both our business and our reputation.

An increase in telephone rates or a significant interruption in telephone service could harm our business.

       Our ability to offer services at competitive rates is highly dependent upon the cost of local and long distance telephone service provided by various local and long distance telephone companies. Any change in the telecommunications market that would affect our ability to obtain favorable rates on telephone services could harm our business. Moreover, any significant interruption in telephone service or developments that could limit the ability of telephone companies to provide us with increased capacity in the future could harm our existing operations and prospects for future growth.

Fluctuations in the currency exchange rate with Canada could adversely affect our business.

          A significant portion of our operations are located in Canada. An increase in the value of the Canadian dollar in relation to the value of the United States dollar could increase our costs of doing business in Canada and adversely affect our results of operations. To the extent that we expand our operations into other countries, we will face similar exchange rate risk with respect to the costs of doing business in such countries, as well as risks related to the value of revenues derived from clients located in such countries as a result of any increases in the value of the United States dollar in relation to the currencies of such countries.

We may acquire other businesses. We may not be able to identify appropriate acquisition candidates, acquire them on favorable terms or properly integrate their businesses.

          From time to time, we may consider acquisitions of other businesses. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. Also, we may not be able to identify, acquire on favorable terms or manage additional businesses profitably or to successfully integrate acquired businesses. Businesses that we acquire may have liabilities that we underestimate or do not discover during our pre-acquisition investigations. Some of the liabilities of the businesses we acquire, even if we do not expressly assume them, may be imposed on us. Further, each acquisition involves a number of other special risks that could cause an acquired business to fail to meet our expectations. For example:

     .    an acquired business may not achieve expected results;
     .    we may not be able to retain key personnel of an acquired business;
     . we may incur substantial, unanticipated costs, delays or other operational or financial problems when integrating an acquired business;
     .    our management's attention may be diverted; or
     . our management may not be able to manage the combined entity effectively or to make acquisitions and grow our business internally at the same time.

          We cannot determine the timing, size or success of any future acquisitions, our ability to integrate any acquired businesses or their associated capital requirements. In addition, we may not be able to obtain acquisition financing when required, and such financing may only be available on terms and conditions that are unacceptable to us. To the extent that we use shares of our common stock to pay for acquisitions, we could dilute the value of our shares already issued. To the extent that we complete acquisitions using cash rather than stock, we may need to raise additional capital.

Risks Related to Our Industry

We may not be able to effectively win business against our competition.

          The CRM services industry is highly competitive.  We compete with:

     .    the in-house CRM operations of our clients or potential clients;
     . other outsourced CRM providers, some of which have greater resources than we have; and
     . providers of other marketing and CRM formats and, in particular, other forms of direct marketing such as interactive shopping and data collection through television, the internet and other media.

          Many businesses that are significant consumers of CRM services use more than one CRM services firm at a time and reallocate work among various firms from time to time. We and other firms seeking to perform outsourced CRM services are frequently required to compete with each other as individual programs are initiated. We cannot be certain that we will be able to compete effectively against our current competitors or that additional competitors, some of which may have greater resources than we have, will not enter the industry and compete effectively against us. As competition in the industry increases, we may face increasing pressure on the prices for our services.

Consumer resistance to our outbound services could harm our industry.

       As the CRM services industry continues to grow, the effectiveness of CRM services as a direct marketing tool may decrease as a result of consumer saturation and increased consumer resistance to customer acquisition activities, particularly direct sales.

Government regulation of our industry and the industries we serve may increase our costs and restrict the operation and growth of our business.

       Our industry is subject to an increasing amount of regulation in the United States and Canada. Most of the statutes and regulations in the United States allow a private right of action for the recovery of damages or provide for enforcement by the Federal Trade Commission, state attorneys general or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys' fees. The Canadian Radio-Television and Telecommunications Commission enforces rules regarding unsolicited communications using automatic dialing and announcing devices, live voice and fax. We cannot assure you that we will be in compliance with all applicable regulations at all times. We also cannot assure you that new laws, if enacted, will not adversely affect or limit our current or future operations.

       Several of the industries served by us, particularly the insurance, financial services and telecommunications industries, are subject to government regulation. We could be subject to a variety of regulatory enforcement or private actions for our failure or the failure of our clients to comply with these regulations. Our results of operations could be adversely impacted if the effect of government regulation of the industries we serve is to reduce the demand for our services or expose us to potential liability. We and our employees who sell insurance products are required to be licensed by various state insurance commissions for the particular type of insurance product sold and to participate in regular continuing education programs. Our participation in these insurance programs requires us to comply with certain state regulations, changes in which could materially increase our operating costs associated with complying with these regulations.

Recent terrorist activities and resulting military and other actions could adversely affect our business.

             Terrorist attacks in New York and Washington, D.C. in September of 2001 have disrupted commerce throughout the United States and Europe. The continued threat of terrorism within the United States and Europe and the potential for military action and heightened security measures in response to this threat may cause significant disruption to commerce throughout the world. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term adverse effect on our business, results of operations or financial condition.

ITEM 2.   PROPERTIES
          ----------

     Our corporate headquarters facility is located in Bryn Mawr, Pennsylvania in an approximately 45,000 square-foot building leased to us through March, 2002. At that time, we will be relocating our headquarters to a new 50,000 square foot building located at 15 Campus Boulevard, Newtown Square, Pennsylvania, leased to us through 2012.

     We also lease all of the facilities used in our customer interaction centers. We believe that our existing facilities are suitable and adequate for our current operations, but additional facilities will be required to support growth. As of November 30, 2001, we operated 13 customer interaction centers in the United States with 2,737 work stations, and 10 customer interaction centers in Canada with 2,869 workstations. In addition to the above customer interaction centers, we operate a centralized quality assurance center which is located at our Delran, New Jersey (97 quality assurance workstations) customer interaction center. We believe that suitable additional or alternative space will be available as needed on commercially reasonable terms.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     We have from time to time become involved in litigation incidental to our business activities. However, we are not currently subject to any material legal proceedings.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     Not Applicable.

Executive Officers of the Company

     The executive officers of the company are as follows:

Name                                           Age       Position
----                                           ---       --------
John A. Fellows...........................      37       Director and Chief Executive Officer
J. Scot Brunke ...........................      42       Executive Vice President and Chief Financial Officer
Robert M. Berwanger ......................      45       Executive Vice President and Chief Operating Officer
Michael J. Scharff........................      55       Executive Vice President
Paul J. Burkitt    ...... ................      40       Executive Vice President of Sales and Marketing
Paul W. Little     ...... ................      39       Executive Vice President of Human Resources

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

     J. Scot Brunke joined us as Executive Vice President and Chief Financial Officer in January 2001. Prior to joining RMH, Mr. Brunke was an investment banker at J.P. Morgan Chase & Co. (and its predecessors) for 15 years where he specialized in merger and acquisition advisory and capital raising for Fortune 1000 companies. Mr. Brunke holds a BBA in finance from The University of Wisconsin - Whitewater and an MBA from Texas Christian University.

     Robert M. Berwanger joined us in March 1997 as Executive Vice President and Chief Operating Officer. Prior to such time, he spent 14 years in the CRM industry at AT&T Solutions Customer Care where his responsibilities included building and managing large customer interaction center operations, establishing and maintaining customer relationships with Fortune 500 companies, deploying technology, developing new business and managing profitability.

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

     Paul J. Burkitt joined us in February 1999 as Senior Vice President of Sales and Marketing. From April 1997 to February 1999, Mr. Burkitt served as Vice President, Business Development for Tokai Financial, a financial leasing company, where he was responsible for that company's sales and marketing efforts. From August 1994 to March 1997, Mr. Burkitt worked for Telespectrum World Wide, a teleservices company, as Executive Vice President of Sales and Marketing.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        -------------------------------------------------
        SHAREHOLDER MATTERS
        -------------------

       We completed our initial public offering on September 18, 1996, selling 3,220,000 shares of our common stock at a price of $12.50 per share. Since the initial public offering, our common stock has been quoted on the Nasdaq National Market under the symbol "RMHT." Prior to our initial public offering, our common stock was not listed or quoted on any organized market system. The following table sets forth for the periods indicated the high and low sale prices of our common stock as reported on the Nasdaq National Market during the fiscal years ended September 30, 2000 and 2001.


                                                HIGH        LOW
                                                ----        ---

           First Fiscal Quarter of 2000        $ 7.13     $ 2.69
           Second Fiscal Quarter of 2000        13.25       5.00
           Third Fiscal Quarter of 2000         15.00       5.88
           Fourth Fiscal Quarter of 2000        25.00      13.75

           First Fiscal Quarter of 2001         19.25       7.00
           Second Fiscal Quarter of 2001         9.69       2.56
           Third Fiscal Quarter of 2001         13.13       4.75
           Fourth Fiscal Quarter of 2001        18.65       8.90

       As of December 18, 2001, there were approximately 61 shareholders of record of our common stock, which excludes shareholders whose shares are held in nominee or "street" name by brokers. We have not declared dividends on the common stock during the past two fiscal years. We currently intend to retain future earnings to finance our growth and development and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit facility prohibits the payment of cash dividends under certain circumstances without the prior written consent of the lender. Payment of any future dividends will depend upon our future earnings and capital requirements and other factors that the board of directors consider appropriate

       On September 28, 2001, we sold 2,426,982 units, each unit comprising one share of common stock and one-third of a warrant to purchase an additional share at $12.00 per share, for the price of approximately $9.64 per unit, which after deduction of expenses provided net proceeds of approximately $21.9 million. These warrants, as well as 121,349 warrants issued on the same terms and conditions to the placement agent, ThinkEquity Partners, LLC, are exercisable at any time prior to September 28, 2006. On October 26, 2001, we sold an additional 217,804 units on substantially the same terms as the units we sold on September 28, 2001. We also issued to these investors additional warrants to purchase 10,890 shares of our common stock in consideration for their purchasing the units in the private placement. The sale of these additional units provided net proceeds of approximately $2.0 million. These sales to accredited investors on September 28, 2001 and October 26, 2001 were completed under Rule 506 of the Securities Act of 1933. We expect to use the proceeds from these offerings for general corporate purposes, including the retirement of debt.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Financial Statements of the Company and Notes thereto included elsewhere in this Report.

                                                         For The Year Ended September 30,
                                              -------------------------------------------------------------------
                                                    2001           2000         1999         1998          1997
                                                    ----           ----         ----         ----          ----
                                                             (in thousands, except per share data)
Statement of Operations Data:

Net Revenues                                      $175,235       $132,140      $80,318      $52,434       $45,937
                                                  --------       --------      -------      -------       -------
Operating expenses
   Cost of services                                143,455        100,988       60,637       39,646        31,749
   Selling, general and administrative              41,371         25,579       17,383       12,461         9,469
   Special charges                                     868            ---          ---          ---           ---
                                                  --------       --------      -------      -------       -------
         Total operating expenses                  185,694        126,567       78,020       52,107        41,218
                                                  --------       --------      -------      -------       -------
Operating income (loss)                            (10,459)         5,573        2,298          327         4,719
Equity in losses of joint venture                   (1,161)          (650)         (88)         ---           ---
Interest (expense) income, net                        (704)          (110)         285          541           473
                                                  --------       --------      -------      -------       -------
      Income (loss) before income taxes
       (benefit)                                   (12,324)         4,813        2,495          868         5,192

Income tax (expense) benefit                         4,669         (1,803)       ( 936)        (364)       (1,825)
                                                  --------       --------      -------      -------       -------
Net income (loss) available to common
   shareholders                                   $ (7,655)      $  3,010      $ 1,559      $   504       $ 3,367
                                                  ========       ========      =======      =======       =======

   Basic income (loss) per common share           $  (0.82)      $    .36      $   .19      $   .06       $   .41
                                                  ========       ========      =======      =======       =======
   Diluted income (loss) per common share         $  (0.82)      $    .34      $   .19      $   .06       $   .41
                                                  ========       ========      =======      =======       =======

                                                                            September 30,
                                                  -------------------------------------------------------------
                                                      2001          2000          1999         1998        1997
                                                   -------       -------       -------      -------     -------
                                                                          (in thousands)
Balance Sheet Data:

Working capital                                    $27,994       $19,226       $16,531      $18,162     $17,384
Total assets                                        81,545        40,428        39,395       27,335      25,286
Long-term debt, less current maturities                371           ---           ---          ---         ---
Capitalized lease obligations, less
 current maturities                                  3,794           ---           ---          ---         ---
Loans payable to shareholders                        5,000           ---           ---          ---         ---
Shareholders' equity                                52,427        27,110        23,788       22,187      21,683

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

Safe Harbor For Forward Looking Statements

     From time to time, we may publish statements which are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new services and products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to: reliance on principal client relationships in the telecommunications, financial services, insurance, technology and logistics industries; fluctuations in quarterly results of operations due to the timing of clients' telemarketing campaigns, the commencement and expiration of contracts, the timing of opening new customer interaction centers and expansion of existing customer interaction centers, the amount of new business generated by us, changes in our revenue mix among our various clients, bonus arrangements continuing to be negotiated with clients, and if negotiated, any amount being earned, the timing of additional selling, general and administrative expenses to acquire and support such new business, and changes in competitive conditions affecting the CRM industry; difficulties of managing growth profitably; dependence on the services of our executive officers and other key operations and technical personnel; changes in the availability of qualified employees; fluctuations in US dollar and Canadian dollar exchange rates; performance of automated call-processing systems and other technological factors; reliance on independent long-distance companies; changes in government regulations affecting the teleservices and telecommunications industries; competition from other outside providers of CRM services and in-house CRM operations of existing and potential clients; local, regional and national economic and political conditions; the impact and uncertainties created by the September 11, 2001 terrorist attacks and the consequences of any future terrorist attacks; competition from providers of other marketing formats, such as direct mail and emerging strategies such as interactive shopping and marketing over the Internet; and realization of revenues and unexpected expenses.

     The following discussion of our historical results of operations and liquidity and capital resources should be read in conjunction with "Selected Financial Data" and the Financial Statements of the Company and Notes thereto appearing elsewhere in this Report.

Overview

     We are a leading provider of high-quality outsourced CRM services, offering customer interaction solutions that permit our clients to more effectively manage their relationships with their customers. We operate over 5,600 workstations in our network of 23 customer interaction centers in the United States and Canada plus 97 workstations in our quality control center. We have developed strategic relationships with market leaders in the telecommunications, financial services, insurance, technology and logistics industries. Our blue chip client base includes Aegon, AT&T, Citibank, FirstUSA, MCI, Microsoft, Nextel, Providian and Qwest. We distinguish ourselves through our vertical industry expertise, well-trained workforce and integrated customized technology solutions designed to meet the rigorous demands of our clients. We have established a strong track record of consistent growth with revenues growing at a compound annual growth rate of over 40% from $32.3 million in fiscal 1996 to $175.2 million in fiscal 2001.

     We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients. For fiscal 2001, three clients accounted for 19.8%, 11.6% and 10.3% of revenues. For fiscal 2000, five clients accounted for 29.2%, 20.1%, 13.8%, 11.8% and 10.2% of revenues. Certain client programs are designed to provide incentives to service providers by paying higher rates per hour or per minute for exceeding client objectives. These programs provide a contracted base chargeable rate plus a bonus based on exceeding these pre-determined objective performance criteria. The volume of work performed for specific clients may vary from period to period.

     During fiscal 2001 we substantially reduced the level of services provided to BrandDirect Marketing, Inc., a client that represented 5.4% of our revenue for fiscal year ended September 30, 2001. Revenue from this client during the year and nine months ended September 30, 2001 was $9.5 million and $4.5 million, respectively. We wrote off approximately $7.0 million of receivables due from this client during fiscal 2001. We anticipate that services to this client will continue to be reduced for the foreseeable future due to the financial uncertainty that this client is experiencing. We continue to monitor the collectibility of the remaining portion of the receivable from this client.

     We recognize revenue from our CRM services as they are performed, based on pre-determined contracted chargeable rates that may include a base rate per hour plus a higher rate or "bonus" rate if we meet pre-determined objective performance criteria. These objective performance criteria include such items as sales generated during a defined period. The applicability of a higher "bonus" rate per hour is known to us at the time we generate a client invoice and we recognize the corresponding revenue in accordance with our client agreements. One client provided significant client determined bonuses in fiscal 2001 and 2000. These bonuses were discretionary and were recorded as revenue only when the client made the determination to make this payment and communicated this determination to us. Revenues earned under "bonus" arrangements were $6.5 million for each of the fiscal years ended September 30, 2001 and 2000. Other than $3.7 million and $3.1 million in the fiscal year ended September 30, 2001 and 2000, respectively, no bonuses were provided solely at the clients' discretion. We believe that our revenue recognition policies are in accordance with Staff Accounting Bulletin No. 101.

     Our cost of services includes cost incurred at our customer interaction centers including labor and associated benefits and taxes, telecommunication costs, rents, utilities, maintenance and depreciation of property and equipment.

     RMH Teleservices International Inc., a wholly owned subsidiary of our company incorporated in the Province of New Brunswick, Canada for the purpose of conducting our business operations in Canada, has received cash incentives from the Canadian provincial governments of British Columbia, Ontario and New Brunswick totaling $1.1 million in fiscal 2001 and $3.9 million in fiscal 2000. In addition, we expect to receive an additional $823,000 over approximately the next two years. Two of the grants are in the form of a forgiveable loan. Amounts received under these loans have been recorded as liabilities. The loans are forgiven quarterly based on a pre-established rate per payroll hour incurred and payroll expense is offset based on achieving the performance obligation. In addition, the two loans contain a provision for the repayment of funds received upon certain conditions including bankruptcy, closing the customer interaction center or not meeting other requirements included in the loan. We have recorded the reimbursement from these amounts as an offset to payroll and start-up costs because the contingency for potential repayment is controlled solely by us. Management believes that we have the ability to keep these centers open at the required employment levels by routing any of our existing business through these centers.

     These incentives are intended to offset various start-up, payroll and operating costs associated with operating the customer interaction centers as specified in the respective grant. We record a grant receivable for qualified expenditures made but not yet reimbursed by the provincial government, and a liability for grant reimbursements received for which we have not fulfilled our obligations under the applicable grant. In addition, one grant provided that a portion of the amount be used as a reimbursement for leasehold improvements. This amount was deducted from property and equipment. We recorded offsets to costs incurred for the grants received for the Oromocto, Saint John, Sarnia, Sault Ste. Marie and Thunder Bay customer interaction centers $1.1 million in fiscal 2001 totaling and $1.3 million in fiscal 2000, respectively. We expect to record up to an additional $2.1 million under these grants over approximately the next two years.

     In fiscal 2001, we received a $1,250,000 grant intended to offset various start-up, payroll, and operating costs associated with operating a customer interaction center in Harlingen, Texas. The grant is based on a pre-established rate per payroll hour incurred and payroll expense is offset based on achieving the performance obligation. In addition, the grant contains a provision for the repayment of funds received upon certain conditions including bankruptcy, closing the customer interaction center, or not meeting other requirements included in the grant. We recorded this grant as an offset to payroll and start-up costs because the contingency for potential repayment is controlled solely by us. We believe that the Company has the ability to keep this center open at the required employment levels by routing any existing business through this center. During fiscal year 2001, we received cash incentives from this grant totaling $613,000 and recorded an offset of $819,000 for costs incurred related to this customer interaction center. At September 30, 2001, we had a grant receivable of $206,000, which is included in other receivables in the accompanying consolidated balance sheet. We expect to offset additional costs of up to $431,000 over approximately the next three years.

     Selling, general and administrative expenses consist of all expenses that support the ongoing operation of our company. These expenses include corporate management and infrastructure costs, sales and marketing activities, client support services and bad debt expense.

     We recognized a special charge of $868,000 in fiscal 2001. This charge was the result of resizing the cost structure dedicated to a major client in our insurance sector which significantly reduced its telemarketing campaigns that we were carrying out. Specifically, we closed several customer interaction centers and reduced the associated infrastructure. We also renegotiated our contract with this client to establish agreed upon levels of volume through December 31, 2001.

     Equity in losses of joint venture reflects our portion of the losses of our Internet joint venture, 365biz.com, under the equity method of accounting and the write-off of our investment in the joint venture.

     Interest income (expense), net, represents interest income earned by investing cash in marketable securities and cash equivalents, net of interest expense primarily incurred on borrowings on our line of credit, capital lease facilities and note payable.

Results of Operations

     The following table sets forth statements of operations and other data as a percentage of net revenues from services provided by us for the periods indicated:

                                                           Year ended September 30,
                                                     ---------------------------------

                                                           2001      2000      1999
                                                           ----      ----      ----
          Net Revenues                                     100.0%    100.0%    100.0%
                                                           -----     -----     -----
          Operating expenses:
             Cost of services                               81.9      76.4      75.5
             Selling, general and administrative            23.6      19.4      21.6
             Special charges                                 0.5       ---       ---
                                                           -----     -----     -----
                       Total operating expenses            106.0      95.8      97.1
                                                           -----     -----     -----
          Operating income (loss)                           (6.0)      4.2       2.9
          Equity in losses of joint venture                  0.7       0.4       0.1
          Interest (expense) income, net                    (0.4)     (0.1)      0.3
                                                           -----     -----     -----
                Income (loss) before income taxes           (7.1)      3.7       3.1
          Income tax (expense) benefit                       2.7      (1.4)     (1.2)
                                                           -----     -----     -----
          Net income (loss)                                 (4.4)%     2.3%      1.9%
                                                           =====     =====     =====

Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

     Net Revenues. Net revenues increased to $175.2 million in fiscal 2001 from $132.1 million in fiscal 2000. This represents a revenue increase of 32.6% for fiscal 2001 as compared to fiscal 2000. The increase attributable to new clients was $49.5 million, while net service volumes from existing clients decreased approximately $6.4 million primarily as a result of the decrease in our insurance and BrandDirect Marketing, Inc. volumes. Included in net revenue for fiscal 2001 are performance-related bonuses of $6.5 million.

     Cost of Services. Cost of services increased to $143.5 million in fiscal 2001 from $101.0 million in fiscal 2000. As a percentage of net revenues, cost of services increased to 81.9% in fiscal 2001 as compared to 76.4% in fiscal 2000. The increase in cost of services as a percentage of net revenues in fiscal 2001 is attributable to the reduced volumes of insurance work we received in the three months ended December 31, 2000 and the resulting revenue decline in that quarter, while still incurring the costs associated therewith combined with less than fully utilized new capacity. We believe that cost of services, as a percentage of revenues, will return to prior levels as all centers regain acceptable levels of utilization.

     Cost of services, as a percentage of revenues, may continue to increase to the degree that large volume opportunities warrant our offering appropriate pricing discounts, to the extent that we require a longer period of time to generate acceptable levels of utilization at our new customer interaction centers and the degree to which we are unable to quickly absorb startup costs in new customer interaction centers. Upward pressures on hourly wages as a result of tighter or more competitive labor markets and changes in the Canadian dollar exchange rate may also increase our cost of services as a percentage of revenues.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $41.4 million in fiscal 2001 from $25.6 million in fiscal 2000. As a percentage of net revenues, selling, general and administrative expenses increased to 23.6% in fiscal 2001 from 19.4% in fiscal 2000. The increase was primarily the result of a write-off of approximately $7.0 million due to collectibility issues with one client, along with the increasing staffing and operating costs required to support both the growth in our net revenues and the ongoing requirements of our clients with respect to technology and programming requirements.

     Special Charges. This reflects a one-time charge for the closing of certain facilities dedicated to providing services to insurance clients and other costs.

     Equity in Losses of Joint Venture. For fiscal 2001, the equity in losses of joint venture reflects our portion of the losses incurred by our start-up Internet joint venture, 365biz.com, and the write-off of our investment in the joint venture. For the year ended September 30, 2000, the equity in losses of joint venture reflects our portion of the losses of the joint venture under the equity method of accounting.

     Interest (Expense) Income, net. Interest expense, net of interest income in fiscal 2001 and 2000 was $704,000 and $110,000, respectively, and was incurred on borrowings on our line of credit, advances on equipment leases, capital lease facilities and note payable.

     Income Tax (Expense) Benefit. Income tax benefit in fiscal 2001 was $4.7 million and income tax expense in fiscal 2000 was $1.8 million, and represents income taxes based upon an effective tax rate of 38% in both fiscal 2001 and 2000. This tax rate is reflective of both the United States and Canadian Federal tax rates and the state and provincial tax rates in effect where we do business, coupled with certain implemented tax planning strategies.

Fiscal Year Ended September 30, 2000 Compared to Fiscal Year Ended September 30, 1999

     Net Revenues. Net revenues increased to $132.1 million in fiscal 2000 from $80.3 million in fiscal 1999. This represents a revenue increase of 64.5% for fiscal 2000 as compared to fiscal 1999. Of this increase, approximately $2.2 million was attributable to net increased service volumes from existing clients and $49.6 million was attributable to new clients. Included in net revenues for fiscal 2000 are performance-related bonuses of $6.5 million.

     Cost of Services. Cost of services increased to $101.0 million in fiscal 2000 from $60.6 million in fiscal 1999. As a percentage of net revenues, cost of services increased to 76.4% in fiscal 2000 as compared to 75.5% in fiscal 1999. The increase in cost of services as a percentage of net revenues in fiscal 2000 was attributable to startup costs of new customer interaction centers incurred during the year, for which only minimal revenue was realized during the year.

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

     Interest (Expense) Income, net. Interest expense, net of interest income in fiscal 2000 was $110,000 and was incurred on borrowings on our line of credit and advances on equipment leases. Interest income in fiscal 1999 was $285,000 and was earned by investing cash in marketable securities and cash equivalents

     Income Tax (Expense) Benefit. Income tax expense in fiscal 2000 was $1.8 million and in fiscal 1999 was $936,000, and represents income taxes based upon an effective tax rate of 38% in both fiscal 2000 and 1999. This tax rate is reflective of both the United States and Canadian Federal tax rates and the state and provincial tax rates in effect where we do business coupled with certain implemented tax planning strategies.

Liquidity and Capital Resources

     Historically, our primary sources of liquidity have been cash flow from operations and borrowings under our credit and operating lease facilities. On March 30, 2001, we sold 1,818,182 shares of common stock at the then-current market price of $5.50 per share, which after deduction of expenses provided net proceeds of approximately $9.9 million. On September 28, 2001 we sold 2,426,982 units, each unit comprising one share of common stock and one-third of a warrant to purchase an additional share at $12.00 per share, for the price of approximately $9.64 per unit. These warrants, as well as 121,349 warrants issued to the placement agent on the same terms and conditions, are exercisable at any time prior to September 28, 2006. After deduction of expenses, the sale of the units provided net proceeds of approximately $21.9 million. On October 26, 2001, we raised net proceeds of approximately $2.0 million in a private placement financing in which we sold an additional 217,804 units on substantially the same terms and conditions as units sold on September 28, 2001. We also issued to these investors additional warrants to purchase 10,890 shares of our common stock in consideration for their purchasing the units in the private placement. These funds, combined with the proceeds of our initial public offering in September 1996, have provided the liquidity to finance our growth.

     In September 2000, March 2001, August 2001, September 2001 and December 31, 2001 we amended our credit facility with PNC Bank, National Association ("PNC"), originally entered into on March 21, 1997. The amount available under the credit facility is $20 million. The interest rate on outstanding balances under the credit facility is the lower of the LIBOR rate plus 250 basis points and PNC's prime rate minus 100 basis points. PNC has a first priority security interest in substantially all of our assets to secure our obligations under the credit facility. The credit facility has recently been extended through March 31, 2002. We believe that the credit facility will be renewed at that time or alternative financing will be available on similar terms. The credit facility contains financial covenants and certain restrictions which restrict our ability to incur additional debt or dispose of our assets. In each of the four quarters of fiscal 2001, we were not in compliance with a covenant for which waivers were granted by PNC. We had no amounts outstanding on our credit facility as of September 30, 2001.

     On July 19, 2001, we borrowed $5 million from Special Investment Risks, Ltd., an affiliate of Jeff Jensen, one of our directors, and repaid it, plus interest totaling $90,000, on October 4, 2001. We obtained this short term loan rather than seeking an increase to our credit line with PNC because we believed the terms of this loan were more favorable to us than the terms that would have been offered by PNC. The proceeds from this loan were used for working capital purposes.

     On July 2, 2001, we purchased customer interaction center equipment for $2.2 million which was previously leased to us by PNC under operating leases.

     In March 2001, we entered into agreements with General Electric Capital Corporation ("GECC") for a $5 million lease facility and Mellon US Leasing ("Mellon") for a $500,000 lease facility, plus applicable taxes, respectively, for leasing customer interaction center equipment. The agreements provide for a $1 buyout at the expiration of the 60 month lease term. As of September 30, 2001, we entered into capital leases for equipment with an aggregate total cost of $5.5 million and $537,000 with GECC and Mellon, respectively.

     Net cash used in operating activities was approximately $18.4 million in fiscal 2001 and net cash provided by operating activities was $11.6 million in fiscal 2000. The amount of net cash used in fiscal 2001 is due to the operating loss incurred, coupled with an increase in accounts and other receivables partially offset by an increase in accounts payable and accrued expenses. The cash provided by operations in the fiscal 2000 period resulted from our net income for the period coupled with a decrease in our accounts receivable and other assets and increase in accounts payable and accrued expenses offset by an increase in prepaid expenses.

     Our CRM services operations will continue to require significant capital expenditures. Our capital expenditures were $16.5 million in fiscal 2001, $2.9 million in fiscal 2000 and $1.8 million in fiscal 1999. Capital expenditures in fiscal 2001 include the buyout of assets previously financed under certain operating leases at a cost of $2.2 million. We financed equipment under operating leases totaling $16.2 million in fiscal 2001, $8.2 million in fiscal 2000 and $6.5 million in fiscal 1999. We expect to lease equipment valued at approximately $15 to $20 million in fiscal 2002.

     As required under a certain client contract, we provided consideration of $1.6 million in fiscal 2001, $1.0 million in fiscal 2000 and $2.0 million in fiscal 1999. In addition, we were obligated to develop a voice response unit application to be used in providing certain services to the client. As of September 30, 2001, we incurred $1.3 million related to the development of this application and have included these costs in property and equipment in the accompanying consolidated balance sheet. We are depreciating this asset over the term of the original contract and are recovering the costs incurred to develop this asset through billings to the client based on usage of the application.

     We believe that funds generated from our operations and the amounts available to us under our credit and lease facilities will be sufficient to finance our current operations and planned capital expenditures at least through September 30, 2002.

     We had a joint venture with Advanta Partners LP, a venture capital firm affiliated with Advanta Corp., a financial services company based in Spring House, Pennsylvania, called 365biz.com LP. This joint venture provided Web design, hosting, internet and e-mail access and membership services to small and medium sized businesses that had no web presence. Based on the terms of the amended limited partnership agreement for 365biz.com, we were committed to provide the joint venture capital funding of $1.1 million. During fiscal 2001, the joint venture's operations were discontinued, and the remaining net investment in and advances to the joint venture were written off. The joint venture represented $25,000 of our net revenues fiscal 2001.

Quarterly Results of Operations

     The following table sets forth consolidated statement of operations data for each of the four quarters of fiscal 2001 and 2000, as well as such data expressed as a percentage of net revenues. This quarterly information is unaudited, but has been prepared on a basis consistent with our audited Financial Statements presented elsewhere and, in our opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The results for any quarter are not necessarily indicative of results for any future period.

Quarterly Consolidated Statements of Operations Data

                                                                             Quarter Ended
                                       -----------------------------------------------------------------------------------
                                          Dec. 31   Mar. 31   June 30   Sept. 30   Dec.31    Mar.31   June 30   Sept.30
                                            1999      2000      2000      2000      2000      2001      2001      2001
                                            ----      ----      ----      ----      ----      ----      ----      ----
                                                                  ( amounts in thousands )
Net Revenues                               $28,673   $31,420   $34,799   $37,248   $32,899   $43,140   $47,029   $52,167
                                           -------   -------   -------   -------   -------   -------   -------   -------
Operating expenses:
   Cost of services                         22,334    24,039    26,476    28,139    29,028    34,465    37,939    42,023
   Selling, general and
    administrative                           5,502     6,025     6,567     7,485     8,244     8,512    15,668     8,947
   Special charges                             ---       ---       ---       ---       868       ---       ---       ---
                                           -------   -------   -------   -------   -------   -------   -------   -------
      Total operating expenses              27,836    30,064    33,043    35,624    38,140    42,977    53,607    50,970
                                           -------   -------   -------   -------   -------   -------   -------   -------
      Operating income (loss)                  837     1,356     1,756     1,624    (5,241)      163    (6,578)    1,197
Equity in losses of joint venture              (56)      (95)     (335)     (164)     (150)      (98)     (913)      ---
Interest income (expense), net                 (64)      ---        14       (60)       60         7      (325)     (446)
                                           -------   -------   -------   -------   -------   -------   -------   -------
Income (loss) before income taxes              717     1,261     1,435     1,400    (5,331)       72    (7,816)      751
Income tax (expense) benefit                  (269)     (473)     (546)     (515)    2,036        15     3,048      (430)
                                           -------   -------   -------   -------   -------   -------   -------   -------
Net income (loss)                          $   448   $   788   $   889   $   885   $(3,295)  $    87   $(4,768)  $   321
                                           =======   =======   =======   =======   =======   =======   =======   =======

Quarterly Consolidated Statements of Operations Data Expressed as a Percentage of Net Revenues

                                                             Quarter Ended
                              ----------------------------------------------------------------------------
                               Dec.31    Mar.31   June 30   Sept. 30  Dec.31   Mar.31   June 30    Sept.30
                                1999      2000     2000       2000     2000     2001      2001       2001
                                ----      ----     ----       ----     ----     ----      ----       ----
Net Revenues                   100.0%    100.0%    100.0%     100.0%   100.0%   100.0%    100.0%     100.0%
                               -----     -----     -----      -----   ------    -----    ------      -----
Operating expenses:
     Cost of services           77.9      76.5      76.1       75.5     88.2     79.9      80.7       80.6
     Selling, general and
      administrative            19.2      19.2      18.9       20.1     25.1     19.7      33.3       17.1

     Special charges             ---       ---       ---        ---      2.6      ---       ---         --
                               -----     -----     -----      -----   ------    -----    ------      -----
      Total operating           97.1      95.7      95.0       95.6    115.9     99.6     114.0       97.7
       expenses                -----     -----     -----      -----   ------    -----    ------      -----
      Operating income           2.9       4.3       5.0        4.4    (15.9)     0.4     (14.0)       2.3
       (loss)
Equity in losses of joint       (0.2)     (0.3)     (1.0)      (0.4)    (0.5)    (0.2)     (1.9)       ---
 venture
Interest income (expense),      (0.2)      ---       0.1       (0.2)     0.2      0.0      (0.7)      (0.9)
 net                           -----     -----     -----      -----   ------    -----    ------      -----
Income (loss) before             2.5       4.0       4.1        3.8    (16.2)     0.2     (16.6)       1.4
  income taxes
Income tax (expense) benefit    (0.9)     (1.5)     (1.5)      (1.4)     6.2      0.0       6.5       (0.8)
                               -----     -----     -----      -----   ------    -----    ------      -----
Net income (loss)                1.6%      2.5%      2.6%       2.4%  (10.0)%     0.2%   (10.1)%       0.6%
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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In August 2001, the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of and resolves significant implementation issues related to SFAS No.
121. SFAS No. 144 supersedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We are required to adopt SFAS No. 144 for the fiscal year ending September 30, 2003; however, early application is permitted. Management does not believe that the adoption of SFAS No. 144 will have a material impact on the results of operations.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001, will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. As we currently have no goodwill in the accompanying consolidated balance sheet and have not consummated any acquisitions, the adoption of these pronouncements will not have an impact on our historical financial position or results of operations.

     The Emerging Issues Task Force reached a consensus on accounting for certain sales incentives (EITF Issue No. 00-14). The Task Force consensus is that when recognized, the reduction in or refund of the selling price of the product or service resulting from any cash sales incentives should be classified as a reduction of revenue. We made up-front cash payments to a client in connection with obtaining a contract with the client. We capitalized the up-front payments and are depreciating the asset as a charge to cost of revenues over the contract term. EITF Issue No. 00-14 is effective for annual or interim financial statements for periods beginning after December 15, 2001. Upon application of the consensus, the financial statements for prior periods will be reclassified to comply with the new statement of operations display requirements. In fiscal 2001, 2000 and 1999, amortization of the capitalized cost was $935,000, $750,000 and $94,000, respectively.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

     Interest rate risk. Our exposure to market risk for changes in interest rates relates primarily to our variable-rate line of credit. As of September 30, 2001 and 2000, respectively, we had no amounts outstanding under the line of credit.

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

     When applicable, our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. As of September 30, 2001 and 2000, our cash equivalents consisted of approximately $606,000 and $4,673,000 invested in domestic money market accounts.

     Foreign Currency exchange rate risk. We are exposed to foreign currency fluctuation relating to our Canadian subsidiary, RMH Teleservices International Inc. In November 2001, we entered into an arrangement with PNC Bank, National Association whereby we have the option to purchase a fixed amount of Canadian currency at a fixed rate in two-week intervals covering 52 weeks. Conversely, we may be required by PNC Bank to deliver the same amount of Canadian currency at a fixed rate in two-week intervals covering the same 52 week period. This arrangement sets a minimum or "floor" rate at which we can purchase the fixed amount of Canadian currency from PNC Bank. This arrangement also sets a maximum or "ceiling" rate at which we can purchase the fixed amount of Canadian currency from PNC Bank. Should the exchange rate fall below this "floor," we will exercise our call option to purchase Canadian currency at the "floor" rate. Should the exchange rate rise above this "ceiling," PNC Bank will require us to deliver Canadian currency at the "ceiling" rate. As a result, foreign currency risk for the fixed amount outside the "collar" established by this arrangement has been eliminated.


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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

     (a)  Documents filed as a part of this Report:

          (1) Financial Statements.                                Page
                                                                   ----

              Report of Independent Public Accountants............  F-1
              Consolidated Balance Sheets.........................  F-2
              Consolidated Statements of Operations...............  F-4
              Consolidated Statements of Shareholders' Equity.....  F-5
              Consolidated Statements of Cash Flows...............  F-6
              Notes to Consolidated Financial Statements..........  F-7

          (2) Financial Statement Schedules.

              Information is included in the consolidated financial statements



          (3) Exhibits

              See attached

(b)  Reports on Form 8-K

          We filed a Current Report on Form 8-K dated September 28, 2001, announcing that we had raised approximately $22,080,000 in a private placement financing.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RMH TELESERVICES, INC.



Dated:  December 21, 2001          By:  /s/ John A. Fellows
                                      ---------------------------------------
                                      John A. Fellows
                                      Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

   Signatures               Title                                     Date
   ----------               -----                                     ----
/s/ John A. Fellows         Director and Chief Executive Officer      December 21, 2001
-----------------------
   John A. Fellows          (Principal Executive Officer)


/s/ J. Scot Brunke          Executive Vice President and              December 21, 2001
------------------------
    J. Scot Brunke          Chief Financial Officer
                            (Principal Financial Officer)


/s/ Andrew I. Bronstein     Senior Vice President and                 December 21, 2001
-------------------------
   Andrew I. Bronstein      Chief Accounting Officer
                            (Principal Accounting Officer)


/s/ Herbert Kurtz           Chairman of the Board of Directors        December 21, 2001
-------------------------
 Herbert Kurtz

/s/ Jeffrey Jensen          Director                                  December 21, 2001
--------------------------
Jeffrey Jensen


/s/ Gregory P. Lakin        Director                                  December 21, 2001
--------------------------
Gregory P. Lakin


/s/ David P. Madigan        Director                                  December 21, 2001
---------------------------
David P. Madigan

                                 EXHIBIT INDEX

 Exhibit
 No.

   3.1     Articles of Incorporation of the Company, as amended (incorporated by reference to the
           Company's Registration Statement on Form S-1, File No. 333-07501).

  *3.2     Amended and Restated Bylaws of the Company.

  10.1     1996 Stock Incentive Plan (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-40946).

  10.2     2001 Stock Award Plan (incorporated by reference to the Company's Registration Statement on
           Form S-8, File No. 333-59014).

  10.3     Amended and Restated Shareholder Agreement by and among the Company and Jeffrey J. Jensen,
           Ronald L. Jensen, Gladys M. Jensen, Jami J. Jensen, Julie J. Jensen, Janet J. Jensen and
           James J. Jensen dated March 30, 2001 (incorporated by reference to the Company's Current
           Report on Form 8-K dated April 2, 2001).

  10.4     Stock Purchase Agreement dated March 30, 2001 between the Company and Jeffrey J. Jensen, individually, and as attorney in fact for: Ronald L. Jensen, Gladys M. Jensen, Jami J.
           Jensen, Julie J. Jensen, Janet J. Jensen and James J. Jensen (incorporated by reference to the Company's Current Report on Form 8-K dated April 2, 2001).

  10.5     Stock Purchase Agreement dated as of September 28, 2001 among the Company and the investors listed on Exhibit A thereto (incorporated by reference to the Company's Current Report on
           Form 8-K dated September 28, 2001).

  10.6     Registration Rights Agreement dated as of September 28, 2001 among the Company, the individuals and entities listed on Schedule 1 thereto and Think Equity Partners LLC
           (incorporated by reference to the Company's Current Report on Form 8-K dated September 28,
           2001).

  10.7     Form of Warrant dated as of September 28, 2001 executed by the Company to investors pursuant to the Stock Purchase Agreement dated as of September 28, 2001 among the Company  and the investors listed on Exhibit A thereto and to Think Equity Partners LLC (incorporated by reference to the Company's Current Report on Form 8-K dated September 28, 2001).

  *10.8    Stock Purchase Agreement dated as of October 26, 2001 among the Company and the investors listed on Exhibit A thereto.

  *10.9    Joinder Agreement and Waiver dated as of October 26, 2001 among the Company, Texas Margins,
           LLC, Gladshare 1, LLC, JFO 1, LLC, the investors listed on Exhibit A thereto and Think
           Equity Partners, LLC.

 *10.10    Promissory Note dated July 19, 2001 issued by the Company to Special Investment Risks, Ltd.

 *10.11    Promissory Note Renewal and Extension dated September 24, 2001 issued by the Company to
           Special Investment Risks, Ltd.

  10.12    Letter Agreement with PNC Bank, N.A., dated March 21, 1997 (incorporated by reference to the
           Company's Form 10-Q filed for the period ended March 31, 1997).

  10.13    First Amendment to Credit Agreement with PNC Bank, N.A. dated May 28, 1999 (incorporated by reference to the Company's Form 10-Q filed for the period ended June 30, 1999).

  10.14    Second Amendment to Credit Agreement with PNC Bank, N.A., dated September 28, 1999
           (incorporated by reference to the Company's Form 10-K filed for the period ended September 30, 2000).


  10.15    Third Amendment to Credit Agreement with PNC Bank, N.A., dated November 24, 1999
           (incorporated by reference to the Company's Form 10-K filed for the period ended September
           30, 1999).

  10.16    Fourth Amendment to Credit Agreement with PNC Bank, National Association, dated May 25, 2000
           (incorporated by reference to the Company's Form 10-Q filed for the period ended June 30,
           2000).

  10.17    Fifth Amendment to Credit Agreement with PNC Bank, National Association, dated September 27,
           2000 (incorporated by reference to the Company's Form 10-K filed for the period ended
           September 30, 2000).

  10.18    Sixth Amendment to Credit Agreement with PNC Bank, National Association, dated March 20,
           2001 (incorporated by reference to the Company's Form 10-Q filed for the period ended June
           30, 2001).

 *10.19    Seventh Amendment to Credit Agreement with PNC Bank, National Association, dated August 8,
           2001.

 *10.20    Security Agreement made and entered into as of August 8, 2001, by and between the Company and PNC Bank, National Association.

 *10.21    Guaranty and Suretyship Agreement made and entered into as of August 8, 2001 by Teleservices
           Technology Company and PNC Bank, National Association.

 *10.22    Trademark Security Agreement made as of August 8, 2001 by Teleservices Technology Company and PNC Bank, National Association.

 *10.23    Eighth Amendment to Credit Agreement with PNC Bank, National Association, dated September
           25, 2001.

 *10.24    Guaranty and Suretyship Agreement made and entered into as of September 28, 2001 by
           Teleservices Management Company and PNC Bank, National Association

 *10.25    Security Agreement made and entered into as of September 28, 2001, by and between
           Teleservices Management Company and PNC Bank, National Association.

  10.26    $8.0 million Operating Lease Facility Agreement between the Company and PNC Leasing
           Corp. dated May 11, 1999 (incorporated by reference to the Company's Form 10-Q filed for the period ended June 30, 1999).

  10.27    Addendum to Master Lease Agreement between the Company and PNC Leasing Corp. dated
           May 28, 1999 (incorporated by reference to the Company's Form 10-Q filed for the period ended
           June 30, 1999).

  10.28    Addendum to Master Lease Agreement between the Company and PNC Leasing Corp. dated
           October 1, 2000 (incorporated by reference to the Company's Form 10-K filed for the period ended September 30, 2000).

  10.29    Master Lease Agreement between RMH Teleservices International Inc. and GATX Technology
           Finance Inc. dated June 1, 1999 (incorporated by reference to the Company's Form 10-Q filed for the Period ended June 30, 1999).

  10.30    Lease Facility Agreement with Mellon US Leasing dated March 28, 2001 (incorporated by reference to the Company's Form 10-Q filed for the period ended June 30, 2001).

  10.31    Amendment - Lease Facility Agreement with Mellon US Leasing dated March 28, 2001
           (incorporated by reference to the Company's Form 10-Q filed for the period ended June 30, 2001).

  10.32    Lease Facility Agreement with General Electric Capital Corporation dated February 26, 2001
           (incorporated by reference to the Company's Form 10-Q filed for the period ended June 30, 2001).


   10.33   Employment Agreement by and between the Company and John Fellows, dated August 9, 2001
           (incorporated by reference to the Company's Form 10-Q filed for the period ended June 30,
           2001).

   10.34   Employment Agreement by and between the Company and Robert Berwanger, dated March 18, 1998
           (incorporated by reference to the Company's Form 10-Q filed for the period ended June 30,
           2001).

   10.35   Addendum to Employment Agreement by and between the Company and Robert Berwanger, dated
           April 20, 1998 (incorporated by reference to the Company's Form 10-K filed for the period ended September 30, 2000).

   10.36   Employment Agreement by and between the Company and Michael Scharff, dated August 27, 1998
           (incorporated by reference to the Company's Form 10-K filed for the period ended September
           30, 1998).

   10.37   Employment Agreement by and between the Company and Paul J. Burkitt, dated January 26, 1999.
           (incorporated by reference to the Company's Form 10-K filed for the period ended September
           30, 1999).

   10.38   Employment Agreement by and between the Company and Paul W. Little, dated April 14, 1999
           (incorporated by reference to the Company's Form 10-K filed for the period ended September
           30, 2000)

  +10.39   Amended and Restated Agreement for Independent Verification of Telemarketing Sales effective as of July 8, 1999 by and between MCI WORLDCOM Network Services, Inc. and the Company
           (incorporated by reference to the Company's Form 10-K filed for the period ended September
           30, 2000).

  +10.40   Side Agreement, dated July 15, 1999, by and between MCI WORLDCOM Network Services, Inc. and the Company (incorporated by reference to the Company's Form 10-K filed for the period ended
           September 30, 2000).

 *+10.41   Call Center Services Agreement between the Company and United Parcel Service Oasis Supply
           Corporation ("UPS") dated July 15, 2001.

 *+10.42   First Amendment to the Call Center Services Agreement by and between the Company and UPS dated October 12, 2002.

 *+10.43   Customer Support Services Agreement between the Company and Microsoft Corporation dated as of October 1, 2000

 *+10.44   Call Center Services Agreement between the Company and MCI WORLDCOM Communications, Inc.
           ("MCI") dated as of March 16, 2001.

*+ 10.45   First Amendment to the Call Center Services Agreement by and between the Company and MCI dated August 6, 2002.

 *+10.46   Vendor Services Agreement between the Company and Nextel Communications of the Mid-Atlantic,
           Inc. dated January 1, 2001.

   *21     Subsidiaries of the Registrant.

   *23     Consent of Arthur Andersen LLP


           *  Filed herewith
           +  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

Report of independent public accountants


To RMH Teleservices, Inc.:

We have audited the accompanying consolidated balance sheets of RMH Teleservices, Inc. (a Pennsylvania corporation) and Subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RMH Teleservices, Inc. and Subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.


                               Arthur Andersen LLP




Philadelphia, Pennsylvania
November 6, 2001

RMH Teleservices, Inc. and Subsidiaries


Consolidated balance sheets
As of September 30, 2001 and 2000

                                                                2001              2000
                                                          ---------------   ---------------
Assets
Current assets:
   Cash and cash equivalents                              $     6,346,000   $     5,210,000
   Accounts receivable, net of allowance for doubtful
   accounts of $753,000 and $97,000, respectively              33,056,000        23,655,000
   Other receivables                                            5,491,000         1,180,000
   Refundable income taxes                                      2,536,000                --
   Prepaid expenses and other current assets                    2,532,000         2,485,000
   Deferred income taxes                                        2,874,000                --
                                                          ---------------   ---------------
Total current assets                                           52,835,000        32,530,000
                                                          ---------------   ---------------


Investment in\advances to joint venture                                --           284,000
                                                          ---------------   ---------------


Property and equipment:
   Communications and computer equipment                       16,092,000         8,091,000
   Computer software                                            4,947,000         1,148,000
   Furniture and fixtures                                       4,568,000         1,909,000
   Leasehold improvements                                      11,517,000         4,006,000
                                                          ---------------   ---------------
                                                               37,124,000        15,154,000
   Less- Accumulated depreciation and amortization            (13,233,000)      (10,000,000)
                                                          ---------------   ---------------
Net property and equipment                                     23,891,000         5,154,000
                                                          ---------------   ---------------


Deferred income taxes                                                  --           179,000
                                                          ---------------   ---------------


Other assets                                                    4,819,000         2,281,000
                                                          ---------------   ---------------
Total assets                                              $    81,545,000   $    40,428,000
                                                          ===============   ===============

The accompanying notes are an integral part of these financial statements.

                                                                2001             2000
                                                          ---------------   ---------------
Liabilities and shareholders' equity
Current liabilities:
   Note payable to related party                          $     5,000,000   $            --
   Current portion of note payable                                 92,000                --
   Current portion of capital leases                            1,394,000                --
   Accounts payable                                             8,121,000         3,625,000
   Income taxes payable                                           104,000           934,000
   Accrued expenses                                            10,076,000         8,188,000
   Deferred income taxes                                           54,000           557,000
                                                          ---------------   ---------------
Total current liabilities                                      24,841,000        13,304,000
                                                          ---------------   ---------------
Long-term liabilities:
   Note payable                                                   371,000                --
   Capital leases                                               3,794,000                --
   Deferred income taxes                                          112,000            14,000
                                                          ---------------   ---------------
Total long-term liabilities                                     4,277,000            14,000
                                                          ---------------   ---------------

Commitments and contingencies (Note 13)

Shareholders' equity:
   Preferred stock, $1 par value, 5,000,000 shares
   authorized, none issued and outstanding                             --                --
   Common stock, no par value, 20,000,000 shares
   authorized, 13,192,520 and 8,437,711 shares issued
   and outstanding                                             77,315,000        49,772,000
   Common stock warrants                                        6,647,000                --
   Deferred compensation                                       (1,422,000)         (118,000)
   Accumulated deficit                                        (29,987,000)      (22,332,000)
   Accumulated other comprehensive loss-
     Cumulative foreign currency translation adjustment          (126,000)         (212,000)
                                                          ---------------   ---------------
Total shareholders' equity                                     52,427,000        27,110,000
                                                          ---------------   ---------------
Total liabilities and shareholders' equity                $    81,545,000   $    40,428,000
                                                          ===============   ===============

The accompanying notes are an integral part of these financial statements.

RMH Teleservices, Inc. and Subsidiaries


Consolidated statements of operations
For the years ended September 30, 2001, 2000 and 1999

                                               2001               2000                 1999
                                         ---------------     ---------------      ---------------
Net revenues                             $   175,235,000     $   132,140,000      $    80,318,000
                                         ---------------     ---------------      ---------------
Operating expenses:

   Cost of services                          143,455,000         100,988,000           60,637,000

   Selling, general, and administrative       41,371,000          25,579,000           17,383,000
   Special charges                               868,000                  --                   --
                                         ---------------     ---------------      ---------------
Total operating expenses                     185,694,000         126,567,000           78,020,000
                                         ---------------     ---------------      ---------------
Operating income (loss)                      (10,459,000)          5,573,000            2,298,000
Equity in losses of joint venture             (1,161,000)           (650,000)             (88,000)
Interest (expense) income, net                  (704,000)           (110,000)             285,000
                                         ---------------     ---------------      ---------------
Income (loss) before income taxes            (12,324,000)          4,813,000            2,495,000
Income tax (expense) benefit                   4,669,000          (1,803,000)            (936,000)
                                         ---------------     ---------------      ---------------
Net income (loss)                        $    (7,655,000)    $     3,010,000      $     1,559,000
                                         ===============     ===============      ===============

Basic income (loss) per common share     $          (.82)    $           .36      $           .19
                                         ===============     ===============      ===============
Shares used in computing basic income
(loss) per common share                        9,344,000           8,311,000            8,133,000
                                         ===============     ===============      ===============

Diluted income (loss) per common share   $          (.82)    $           .34      $           .19
                                         ===============     ===============      ===============
Shares used in computing diluted
income (loss) per common share                 9,344,000           8,902,000            8,393,000
                                         ===============     ===============      ===============

The accompanying notes are an integral part of these financial statements.

          RMH Teleservices, Inc. and Subsidiaries


          Consolidated statements of shareholders' equity
          For the years ended September 30, 2001, 2000, and 1999

                                                                           Preferred stock        Common stock         Common stock
                                                                          -----------------  -------------------------
                                                                           Shares    Amount    Shares         Amount     warrants
                                                                          -------  --------  ---------   ------------- ------------
 Balance, September 30, 1998                                                   --  $         8,120,000   $  48,638,000  $  450,000
    Comprehensive income:
      Net income                                                               --        --         --              --          --
    Conversion of warrant to Common stock                                      --        --    141,846         450,000    (450,000)
    Deferred compensation related to restricted stock issued to officer        --        --    100,000         200,000          --
    Amortization of deferred compensation                                      --        --         --              --          --
                                                                          -------  --------  ---------   -------------  ----------
 Balance, September 30, 1999                                                   --        --  8,361,846      49,288,000          --
    Comprehensive income:
      Net income                                                               --        --         --              --          --
      Foreign currency translation adjustment                                  --        --         --              --          --
                                                                          -------  --------  ---------   -------------  ----------
    Total comprehensive income                                                 --        --         --              --          --
    Exercise of Common stock options                                           --        --     75,865         261,000          --
    Tax benefit from exercise of common stock options                          --        --         --         223,000          --
    Amortization of deferred compensation                                      --        --         --              --          --
                                                                          -------  --------  ---------   -------------  ----------
 Balance, September 30, 2000                                                   --        --  8,437,711      49,772,000          --
    Comprehensive income:
      Net loss                                                                 --        --         --              --          --
      Foreign currency translation adjustment                                  --        --         --              --          --
                                                                          -------  --------  ---------   -------------  ----------
    Total comprehensive loss                                                   --        --         --              --          --
    Exercise of Common stock options                                           --        --     89,645         302,000          --
    Tax benefit from exercise of common stock options                          --        --         --         246,000          --
    Deferred compensation related to restricted stock issued to
    executives                                                                 --        --    420,000       1,759,000          --
    Amortization of deferred compensation                                      --        --         --              --          --
    Capital contribution                                                       --        --         --          71,000          --
    Issuance of Common stock and warrants, net                                 --        --  4,245,164      25,165,000   6,647,000
                                                                          -------  -------- ----------   -------------  ----------
 Balance, September 30, 2001                                                   --  $        13,192,520   $  77,315,000  $6,647,000
                                                                          =======  ======== ==========   =============  ==========

                                                                                                        Cumulative
                                                                                                      foreign currency     Total
                                                                          Deferred      Accumulated    translation     shareholders'
                                                                         compensation     deficit       adjustment        equity
                                                                        -------------  -------------  ---------------- -------------
 Balance, September 30, 1998                                            $         --   $ (26,901,000)   $       --     $ 22,187,000
    Comprehensive income:
      Net income                                                                  --       1,559,000            --        1,559,000
    Conversion of warrant to Common stock                                         --              --            --               --
    Deferred compensation related to restricted stock issued to officer     (200,000)             --            --               --
    Amortization of deferred compensation                                     42,000              --            --           42,000
                                                                        ------------   -------------    ----------     ------------
 Balance, September 30, 1999                                                (158,000)    (25,342,000)           --       23,788,000
    Comprehensive income:                                                                                              ------------
      Net income                                                                  --       3,010,000            --        3,010,000
      Foreign currency translation adjustment                                     --              --      (212,000)        (212,000)
                                                                        ------------   -------------    ----------     ------------
    Total comprehensive income                                                    --       3,010,000      (212,000)       2,798,000
    Exercise of Common stock options                                              --              --            --          261,000
    Tax benefit from exercise of common stock options                             --              --            --          223,000
    Amortization of deferred compensation                                     40,000              --            --           40,000
                                                                        ------------   -------------    ----------     ------------
 Balance, September 30, 2000                                                (118,000)    (22,332,000)     (212,000)      27,110,000
    Comprehensive income:
      Net loss                                                                    --      (7,655,000)           --       (7,655,000)
      Foreign currency translation adjustment                                     --              --        86,000           86,000
                                                                        ------------   -------------    ----------     ------------
    Total comprehensive loss                                                      --      (7,655,000)       86,000       (7,569,000)
    Exercise of Common stock options                                              --              --            --          302,000
    Tax benefit from exercise of common stock options                             --              --            --          246,000
    Deferred compensation related to restricted stock issued to
    executives                                                            (1,759,000)             --            --               --
    Amortization of deferred compensation                                    455,000              --            --          455,000
    Capital contribution                                                          --              --            --           71,000
    Issuance of Common stock and warrants, net                                    --              --            --       31,812,000
                                                                        ------------   -------------    ----------     ------------
 Balance, September 30, 2001                                            $ (1,422,000)  $ (29,987,000)   $ (126,000)    $ 52,427,000
                                                                        ============   =============    ==========     ============

                          RMH Teleservices, Inc. and Subsidiaries

                          Consolidated statements of cash flows
                          For the years ended September 30, 2001, 2000, and 1999


                                                               2001              2000              1999
                                                          ---------------    -------------   ---------------
Operating activities:
   Net income (loss)                                      $    (7,655,000)   $   3,010,000   $     1,559,000
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities-
     Amortization of deferred compensation                        455,000           40,000            42,000
     Depreciation and amortization                              3,693,000        1,877,000         1,640,000
     Loss on disposal of fixed assets                              61,000               --                --
     Provision for bad debts                                    7,719,000          161,000           113,000
     Deferred income taxes                                     (3,100,000)        (202,000)          113,000
     Equity in losses of joint venture                          1,161,000          650,000            88,000
     Tax benefit from exercise of Common stock options            246,000          223,000                --
     Changes in operating assets and liabilities:
       Accounts receivable                                    (17,120,000)       4,378,000       (17,568,000)
       Other receivables                                       (4,311,000)         (19,000)       (1,068,000)
       Prepaid expenses and other current assets                  (47,000)        (398,000)         (717,000)
       Refundable income taxes                                 (2,536,000)              --                --
       Other assets                                            (2,538,000)         376,000        (2,529,000)
       Accounts payable                                         4,496,000        1,299,000           903,000
       Income taxes payable                                      (830,000)          97,000           614,000
       Accrued expenses                                         1,888,000           82,000         5,085,000
                                                          ---------------    -------------   ---------------
Net cash provided by (used in) operating activities           (18,418,000)      11,574,000       (11,725,000)
                                                          ---------------    -------------   ---------------
Investing activities:
   Purchases and development of property and equipment        (16,495,000)      (2,853,000)       (1,771,000)
   Purchases of marketable securities                                  --               --        (7,745,000)
   Maturities of marketable securities                                 --               --        14,524,000
   Investment in\advances to joint venture                       (877,000)        (556,000)         (466,000)
                                                          ---------------    -------------   ---------------
Net cash provided by (used in) investing activities           (17,372,000)      (3,409,000)        4,542,000
                                                          ---------------    -------------   ---------------
Financing activities:
   Net borrowings (repayments) under line of credit                    --       (3,700,000)        3,700,000
   Borrowings under related-party note payable                  5,000,000               --                --
   Borrowings under note payable                                  507,000               --                --
   Repayments under note payable                                  (44,000)              --                --
   Repayments on capitalized lease obligations                   (808,000)              --                --
   Capital contribution                                            71,000               --                --
   Net proceeds from issuance of Common stock and
   warrants                                                    31,812,000               --                --
   Exercise of Common stock options                               302,000          261,000                --
                                                          ---------------    -------------   ---------------
Net cash provided by (used in) financing activities            36,840,000       (3,439,000)        3,700,000
                                                          ---------------    -------------   ---------------
Effect of exchange rate changes                                    86,000         (212,000)               --
Net increase (decrease) in cash and cash equivalents            1,136,000        4,514,000        (3,483,000)
Cash and cash equivalents, beginning of year                    5,210,000          696,000         4,179,000
                                                          ---------------    -------------   ---------------
Cash and cash equivalents, end of year                    $     6,346,000    $   5,210,000   $       696,000
                                                          ===============    =============   ===============

 The accompanying notes are an integral part of these consolidated financial statements.

RMH Teleservices, Inc. and Subsidiaries

Notes to consolidated financial statements
September 30, 2001 and 2000


1. Background:

RMH Teleservices, Inc. and Subsidiaries (the Company) is a provider of outsourced customer relationship management, or CRM, services. The Company offers its clients customer interaction solutions that most effectively manage the relationships between the Company's clients and its customers. Founded in 1983, the Company is headquartered in Bryn Mawr, Pennsylvania, and operates over 5,500 workstations within a network of 24 customer interaction centers in the United States and Canada, plus 145 workstations in two quality control centers.

2. Summary of significant accounting policies:

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Teleservices Management Company, Teleservices Technology Company, and RMH Teleservices International Inc. (RMH International). All intercompany transactions have been eliminated.

Foreign currency translation

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," the assets and liabilities of the Company's foreign operations (RMH International) are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are reflected as a separate component of shareholders' equity. The functional currency of RMH International is the Canadian dollar. For the years ended September 30, 2001 and 2000, the Company recognized a foreign currency translation gain of $86,000 and a foreign currency translation loss of $212,000, respectively, which is included in shareholders' equity as of September 30, 2001 and 2000, and in comprehensive income (loss) for the years then ended. Net transaction losses included in consolidated net income (loss) for the years ended September 30, 2001 and 2000 were $211,000 and $72,000, respectively. The translation adjustment for the year ended September 30, 1999, the first year the Company had foreign operations, was not material, nor were the net amounts of foreign currency transaction gains and losses included in consolidated net income.

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

Supplemental cash flow information

For the years ended September 30, 2001, 2000, and 1999, the Company paid interest of $892,000, $198,000, and $4,000, respectively. For the years ended September 30, 2001, 2000 and 1999, the Company paid income taxes of $1,252,000, $993,000, and $220,000, respectively. The Company incurred capital lease obligations of $5,996,000 during the year ended September 30, 2001.

Fair value of financial instruments

Management believes that the carrying amounts of the Company's financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of those instruments. The carrying amount of the term debt and capital lease obligations approximates fair value at the balance sheet date.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at September 30, 2001 and 2000, consisted of approximately $606,000 and $4,673,000, respectively, invested in domestic money market accounts.

The Company earned interest income on investments of $430,000, $110,000, and $299,000 for the years ended September 30, 2001, 2000, and 1999, respectively.

The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant credit risks on its cash accounts.

Property and equipment

Property and equipment are recorded at cost. Under the provisions of AICPA Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes the costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized funding for the project, which it deems probable to be completed and used to perform the function intended. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and
(iii) interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Approximately $2,486,000 and $503,000 of payroll and payroll-related costs associated with software developed for internal use were capitalized in the years ended September 30, 2001 and 2000, respectively.

Depreciation and amortization are provided over the estimated useful lives of the applicable assets using the straight-line method. The lives used are as follows:

Communications equipment                  5-7 years

Computer equipment                        5 years

Computer software                         3 years

Furniture and fixtures                    7 years

Leasehold improvements                    Lesser of lease term or useful life

Repairs and maintenance are charged to expense as incurred, while additions and betterments are capitalized. Gains or losses on the disposition of property and equipment are charged to operations.

As of September 30, 2001, deposits of $70,000, primarily on telecommunications and computer equipment, were included in other current assets in the accompanying consolidated balance sheet. The Company plans to finance this equipment under its lease lines of credit (see Note 13) during the year ending September 30, 2002. As of September 30, 2000, the Company had deposits of $471,000, included in other current assets, that were related to equipment subsequently financed under its lease lines of credit during the year ended September 30, 2001.

Long-lived assets

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from use of the assets is less than the carrying value. As of September 30, 2001 and 2000, management evaluated the Company's asset base, under the guidelines established by SFAS No. 121, and believes that no impairment has occurred.

Revenue recognition

The Company recognizes revenues from its CRM services as they are performed, based on predetermined contracted chargeable rates that may include a base rate per hour plus a higher rate or "bonus" rate if the Company meets predetermined objective performance criteria. These objective performance criteria include such items as sales generated during a defined period. The applicability of a higher "bonus" rate per hour is known to the Company at the time a client invoice is generated and, as such, the corresponding revenue is recognized in accordance with the client agreements. One client provided significant client-determined bonuses in fiscal 2001 and 2000. These bonuses were discretionary and were recorded as revenue only when the client made the determination to make the payment and communicated the bonus to the Company. For the years ended September 30, 2001, 2000 and 1999, the Company recognized revenue related to bonuses of $6,479,000, $6,502,000, and $292,000, respectively. Of these amounts, $3,700,000 and $3,104,000 were provided solely at the clients' discretion for the years ended September 30, 2001 and 2000, respectively. No bonuses were provided solely at the clients' discretion for the year ended September 30, 1999. The terms of the Company's contracts with their customers typically range from a few months to five years and are generally cancelable by either party upon 60 days' prior written notice. Certain of the contracts have penalties for early cancellation by the Company's clients. Management believes that the revenue recognition policies are in accordance with Staff Accounting Bulletin No. 101.

Major clients and concentration of credit risk

The Company is dependent on several large clients for a significant portion of revenues. The loss of one or more of these clients could have a materially adverse effect on the Company's business. The following table summarizes the percent of net revenues in the years ended September 30, 2001, 2000, and 1999 derived from each client that represented at least 10 percent of net revenues:

                        2001              2000             1999
                    -------------      ------------     -------------
 Client A                   11.6%             29.2%             40.3%
 Client B                    *                11.8%              *
 Client C                    *                13.8%             33.7%
 Client D                   19.8%             20.1%              *
 Client E                    *                10.2%              *
 Client F                   10.3%              *                 *


*Less than 10 percent for the fiscal year.


Advanta Partners, LP (Advanta Partners), an entity that was a shareholder of the Company and had representation on the Board of Directors, is also a shareholder and has board representation on Client C. In April 2000, Advanta Partners sold the investment in the Company and no longer has representation on the Company's Board of Directors.

At September 30, 2001, Clients A, D, and F represented approximately $3,258,000, $4,604,000, and $4,588,000 of total accounts receivable, respectively. At September 30, 2000, Clients A, B, C, D, and E represented approximately $3,786,000, $2,358,000, $6,053,000, $4,065,000, and $1,636,000 of total accounts receivable, respectively.

Following an evaluation of the financial condition of Client C and a review of the anticipated present value of estimated receipts, the Company wrote off $7,014,000 (see Note 3) in the third quarter of fiscal 2001 for the collectibility of the receivable due from this client. In addition, during the nine months ended September 30, 2001, the Company substantially reduced the level of services provided to Client C. Revenue from this client during the year and nine months ended September 30, 2001, was $9,458,000 and $4,508,000, respectively, and the Company anticipates that services to this client will continue to be reduced in the foreseeable future due to the financial uncertainty that this client is experiencing. All services provided to this client are now on a cash basis. The remaining receivable balance of $5,973,000 has been reclassified to other receivables ($3,611,000) and other assets ($2,362,000) in the accompanying consolidated balance sheet. Management continues to monitor the collectibility of the remaining receivable from this client and currently believes that the remaining receivable is fully collectible.

For the years ended September 30, 2001, 2000, and 1999, revenues from clients within the telecommunications industry accounted for 39.4, 36.1, and 12.8 percent of revenues, respectively, revenues from clients within the financial services industry accounted for 27.6, 33.7, and 46.9 percent of revenues, respectively, and revenues from clients within the insurance industry accounted for 20.0, 30.0, and 40.3 percent of revenues, respectively. For the years ended September 30, 2001 and 2000, revenues from clients within the technology industry accounted for 11.0 and 0.2 percent of revenues, respectively. For the year ended September 30, 2001, revenues from clients within the logistics industry accounted for 2.0 percent of revenues.

Cost of services

Cost of services includes costs incurred at customer interaction centers, including labor and associated benefits and taxes, telecommunication costs, rents, utilities, maintenance, and depreciation of property and equipment.

Selling, general, and administrative expenses

Selling, general, and administrative expenses consist of all expenses that support the ongoing operation of the Company. These expenses include corporate management and infrastructure costs, sales and marketing activities, client support services, and allowances for doubtful accounts.

Costs associated with advertising and promotion are generally charged to expense when incurred. Advertising and promotion expense was $410,000, $354,000, and $251,000 for the years ended September 30, 2001, 2000, and 1999, respectively.

Income taxes

The Company applies SFAS No. 109, "Accounting for Income Taxes," which requires the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for future tax consequences, measured by enacted tax rates, attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards, for years in which taxes are expected to be paid or recovered.

Stock options

The Company accounts for stock options under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. In 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. SFAS No. 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the 1996 Stock Incentive Plan and the 2001 Stock Award Plan.

Income per common share

The Company provides basic and diluted income (loss) per share data pursuant to SFAS No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted income (loss) per share. According to SFAS No. 128, basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of Common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options and warrants.

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per Common share computations.

                                                For the year ended September 30, 2001
                                        --------------------------------------------------
                                             Loss              Shares          Per share
                                          (numerator)       (denominator)        amount
                                        ----------------  -----------------   ------------
Basic loss per common share:

   Net loss                              $    (7,655,000)       9,344,000       $      (.82)
                                                                                ===========
Effect of dilutive securities:
   Stock warrants                                     --               --
   Stock options                                      --               --
   Restricted stock                                   --               --
                                         ---------------        ---------
Diluted loss per common share:

Net loss and assumed conversions         $    (7,655,000)       9,344,000       $      (.82)
                                         ===============        =========       ===========

                                                  For the year ended September 30, 2000
                                         ---------------------------------------------------
                                               Income            Shares          Per share
                                            (numerator)      (denominator)        amount
                                         ---------------    ---------------   --------------
Basic income per common share:

   Net income                            $     3,010,000        8,311,000          $   .36
                                                                                   =======
Effect of dilutive securities:
   Stock options                                      --          534,000
   Restricted stock                                   --           57,000
                                         ---------------        ---------
Diluted income per common share:

Net income and assumed conversions       $     3,010,000        8,902,000          $   .34
                                         ===============        =========          =======

                                                For the year ended September 30, 1999
                                         -------------------------------------------------
                                            Income              Shares          Per share
                                          (numerator)        (denominator)        amount
                                         ----------------  -----------------  ------------
Basic income per common share:

   Net income                            $     1,559,000        8,133,000         $  .19
                                                                                  ======
Effect of dilutive securities:
   Stock warrants                                     --          130,000
   Stock options                                      --          108,000
   Restricted stock                                   --           22,000
                                         ---------------        ---------
Diluted income per common share:

Net income and assumed conversions       $     1,559,000        8,393,000         $  .19
                                         ===============        =========         ======

Options to purchase 1,065,610 shares of Common stock and warrants to purchase 930,343 shares of Common stock, with an average exercise price per share of $3.97 and $12.00, respectively, and restricted stock of 520,000 shares, with an average grant price per share of $3.77, were outstanding at September 30, 2001, but were not included in the computation of diluted loss per Common share for that year as the impact would have been antidilutive given the net loss incurred. The options and warrants expire at various times through March 2011.

Options to purchase 3,860 shares of Common stock, with an average exercise price per share of $12.50, were outstanding at September 30, 2000, but were not included in the computation of diluted income per Common share for that year because the exercise prices of the options were greater than the average market price of the Common shares during the period. The options expire at various times through May 2010.

Options to purchase 444,000 shares of Common stock, with an average exercise price per share of $3.47, were outstanding at September 30, 1999, but were not included in the computation of diluted income per Common share for that year because the exercise prices of the options were greater than the average market price of the Common shares during the period. The options expire at various times through September 2009.

New accounting pronouncements

In August 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of and resolves significant implementation issues related to SFAS No.
121. SFAS No. 144 supercedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company is required to adopt SFAS No. 144 for the fiscal year ending September 30, 2003; however, early application is permitted. Management does not believe that the adoption of SFAS No. 144 will have a material impact on the results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001, will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. As the Company currently has no goodwill in the accompanying consolidated balance sheet and has not consummated any acquisitions, the adoption of these pronouncements will not have an impact on the Company's historical financial position or results of operations.

The Emerging Issues Task Force reached a consensus on accounting for certain sales incentives (EITF Issue No. 00-14). The Task Force consensus is that when recognized, the reduction in or refund of the selling price of the product or service resulting from any cash sales incentives should be classified as a reduction of revenue. As discussed in Note 4, the Company made up-front cash payments to a client in connection with obtaining a contract with the client. The Company capitalized the up-front payments and is depreciating the asset as a charge to cost of revenues over the contract term. EITF Issue No. 00-14 is effective for annual or interim financial statements for periods beginning after December 15, 2001. Upon application of the consensus, the financial statements for prior periods will be reclassified to comply with the new statement of operations display requirements. In fiscal 2001, 2000 and 1999, amortization of the capitalized cost was $935,000, $750,000 and $94,000, respectively.

Reclassifications

Certain reclassifications have been made to the prior-year financial statements to conform to the current-year presentation.

 3. Valuation accounts:

                                                For the year ended September 30
                                         -------------------------------------------
                                             2001             2000         1999
                                         -----------     ------------   ------------
Allowance for doubtful accounts:
Balance at beginning of year             $     97,000      $  150,000   $   37,000
   Additions charged to expense             7,719,000         161,000      113,000
   Accounts written off against
   allowance                               (7,063,000)       (214,000)          --
                                        -------------     -----------   ----------
Balance at end of year                   $    753,000      $   97,000   $  150,000
                                        =============     ===========   ==========

4. Client contract:

In August 1999, the Company entered into a contract with a new client to provide in-bound teleservices over a four-year period. In connection with the execution of this contract, the Company made a $2,000,000 up-front payment to the client and an additional $1,000,000 payment during the year ended September 30, 2000. Also, during the year ended September 30, 2001, the Company provided consideration of $1,600,000 to extend the contract for an additional two years. These amounts are refundable on a pro-rata basis over the contract term if the agreement is terminated. These amounts are included in other current and noncurrent assets in the accompanying consolidated balance sheets as of September 30, 2001 and 2000, and are being amortized to cost of services over the contract term. In addition, the Company was obligated to develop a voice response unit application to be used in providing certain services to the client. As of September 30, 2001, the Company incurred $1,300,000 related to the development of this application and has included these costs in property and equipment in the accompanying consolidated balance sheet. The Company is depreciating this asset over the term of the original contract and is recovering the costs incurred to develop this asset through billings to the client based on usage of the application.

5. Credit facility:

On March 21, 1997, the Company entered into a credit facility with a bank (the Credit Facility) consisting of a line of credit. The Credit Facility was a $4,000,000 line of credit that originally expired on April 1, 1998, but was subsequently extended. On September 28, 1999, November 24, 1999, May 23, 2000, September 27, 2000, March 20, 2001, August 10, 2001, and September 25, 2001, the Company entered into a second, third, fourth, fifth, sixth, seventh, and eighth amendment, respectively, to the Credit Facility. The Credit Facility, as amended, provides for a $20,000,000 line of credit. The Company is also entitled to use the Credit Facility for letters of credit. The Company granted the bank a first priority security interest in substantially all of its assets to secure its obligations under the Credit Facility. The amended Credit Facility expires December 31, 2001, subject to renewal. There were no outstanding borrowings on the line of credit at September 30, 2001 and 2000, and $954,000 and $1,558,000, respectively, outstanding under a letter of credit used as a guarantee for rental payments under a facility lease. During the years ended September 30, 2001 and 2000, the maximum amount outstanding under the line of credit was $18,763,000 and $6,750,000, respectively, at a weighted-average interest rate of
6.8 and 8.8 percent, respectively. Borrowings bear interest at either a base rate or euro-rate option, as selected by the Company, and interest is payable either monthly under the base rate option or on the last day of the related euro-rate interest period. The Credit Facility provides for certain covenants. Such covenants, among other things, restrict the Company's ability to incur debt, pay dividends, or make capital expenditures and acquisitions. The Company is also subject to restrictive financial covenants, which include levels of tangible net worth and a ratio related to lease expense coverage. As of December 31, 2000, March 31, 2001, June 30,

2001, and September 30, 2001, the Company was out of compliance with its various covenants. The Company received waivers from the bank addressing these deficiencies.

The Company incurred $701,000, $129,000 and $8,000 in interest expense under the Credit Facility for the years ended September 30, 2001, 2000, and 1999, respectively.

6. Notes payable:

On July 19, 2001, the Company issued a $5,000,000 note to an affiliate of a shareholder/member of the Board of Directors. The note bears interest at 8.5 percent and was to mature on September 24, 2001. The note was extended to October 24, 2001. Interest expense on this note was $86,000 in 2001. The principal and related accrued interest were paid subsequent to year-end.

On December 21, 2000, RMH International issued a $800,000 Canadian dollar note (approximately $507,000 U.S. dollars). The funds were used to construct a customer interaction center. The note bears interest at 6 percent and is payable monthly. Interest expense on this note was $15,000 in 2001. The note matures in March 2006. The Company has guaranteed the outstanding payments on the note. Minimum principal payments on this note at September 30, 2001, are as follows:
$92,000 in 2002, $98,000 in 2003, $104,000 in 2004, $111,000 in 2005, and
$58,000 in 2006.

7. Accrued expenses:

                                                   September 30
                                           ----------------------------
                                               2001            2000
                                           -------------  -------------
Payroll and related benefits               $  4,369,000   $   3,709,000
Unearned grant reimbursements                   317,000         481,000
Telecommunications expense                      921,000       1,625,000
Other                                         4,469,000       2,373,000
                                           ------------   -------------
                                           $ 10,076,000   $   8,188,000
                                           ============   =============
8. Shareholders' equity:

Stock option plan

The Company established the 1996 Stock Incentive Plan (the Plan) which, as amended, reserves 1,450,000 shares of Common stock for issuance in connection with a variety of awards including stock options, stock appreciation rights, and restricted and unrestricted stock grants. The Plan is administered by a committee, which is composed of two or more nonemployee directors as designated by the Board of Directors. The committee determines the price and other terms upon which awards are made. The exercise price of incentive stock options may not be less than the fair market value of Common stock on the date of grant and the options have a ten year term. As of September 30, 2001, 218,880 options were available for future grants. Information relative to the Plan is as follows:

                                                                               Weighted-
                                                              Exercise          average
                                                             price (per      exercise price   Aggregate
                                                Options        share)          (per share)     proceeds
                                             ------------ ------------------ --------------  -------------
 Balance as of September 30, 1998               594,300   $  2.44 - $12.50     $    3.55     $   2,109,000
    Granted                                     381,250      1.41 -   5.56          2.35           897,000
    Terminated                                  (57,650)     2.00 -  12.50          3.42          (197,000)
                                             ----------   ----------------     ---------     -------------
 Balance as of September 30, 1999               917,900      1.41 -  12.50          3.06         2,809,000
    Granted                                     124,500      3.69 -  12.50          6.82           849,000
    Exercised                                   (75,865)     1.45 -  12.50          3.53          (261,000)
    Terminated                                  (94,800)     2.00 -  12.50          3.64          (345,000)
                                             ----------   ----------------     ---------     -------------
 Balance as of September 30, 2000               871,735      1.41 -  12.50          3.50         3,052,000
    Granted                                     410,000      4.19 -  18.63          4.76         1,952,000
    Exercised                                   (89,645)     2.00 -  12.50          3.36          (302,000)
    Terminated                                 (126,480)     2.00 -  12.50          3.73          (472,000)
                                           ------------   ----------------    ----------     -------------
 Balance as of September 30, 2001             1,065,610    $ 1.41 - $18.63     $    3.97     $   4,230,000
 Options exercisable as of                 ============   ================    ==========     =============
 September 30, 2001                             441,284                        $    3.53
                                           ============                       ==========

The weighted-average remaining contractual term of all options outstanding at September 30, 2001, is 7.9 years.

The following table summarizes information relating to the Plan at September 30, 2001, based upon each exercise price:

                                                  Weighted-average               Weighted-average
                       Options                       exercise                        exercise
                     outstanding    Weighted-aver    price of         Options        price of
     Range of             at         remaining     outstanding    exercisable at   exercisable
  exercise prices   September 30,   contractual    options (per    September 30,     options
    (per share)          2001       life (years)      share)           2001        (per share)
------------------- --------------  ------------  --------------  --------------- ---------------
 $ 1.41 - $  2.00      225,250          7.2       $   1.93           139,625         $   1.95
 $ 2.94 - $  3.69      309,000          6.6       $   3.58           221,463         $   3.61
 $ 3.94 - $  5.75      414,125          9.1       $   4.36            44,875         $   4.35
 $ 6.03 - $  7.00      103,625          8.6       $   6.67            28,906         $   6.69
 $12.50 - $ 13.06       10,110          8.1       $  12.89             3,615         $  12.77
          $ 18.63        3,500          8.8       $  18.63             2,800         $  18.63

Had the Company recognized compensation cost for the stock option plan consistent with the provisions of SFAS No. 123 (see Note 2), the Company's net income (loss) and basic and diluted net income (loss) per Common share for the years ended September 30, 2001, 2000, and 1999 would have been as follows:

                                                         For the year ended September 30
                                                --------------------------------------------------
                                                     2001              2000             1999
                                                ----------------   --------------   --------------
Net income (loss):
   As reported                                  $    (7,655,000)    $  3,010,000     $   1,559,000
                                                ===============    =============    ==============
   Pro forma                                    $    (8,124,000)    $  2,275,000     $   1,128,000
                                                ===============    =============    ==============
Basic net income (loss) per common share:
   As reported                                  $          (.82)    $        .36     $         .19
                                                ===============    =============    ==============
   Pro forma                                    $          (.87)    $        .27     $         .14
                                                ===============    =============    ==============
Diluted net income (loss) per common share:
   As reported                                  $          (.82)    $        .34     $         .19
                                                ===============    =============    ==============
   Pro forma                                    $          (.87)    $        .26     $         .13
                                                ===============    =============    ==============

The weighted-average fair value of the stock options granted during the years ended September 30, 2001, 2000, and 1999 was $8.32, $5.40, and $2.00,
respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                       For the year ended September 30
                                  ----------------------------------------
                                     2001            2000         1999
                                  -----------    -----------   -----------
Risk-free interest rate              5.4%            6.2%            5.4%
Volatility                         101.5%           85.0%           85.0%
Expected dividend yield              0.0%            0.0%            0.0%
Expected life                        7.0 years       7.0 years       7.0 years

Common stock and warrants


On March 30, 2001, the Company sold 1,818,182 shares of Common stock at the then-current market price of $5.50 per share in a private placement financing resulting in gross proceeds of $10,000,000 and net proceeds of $9,889,000. The shares were sold to a shareholder/director of the Company and his related family members.

On September 28, 2001, the Company sold 2,426,982 shares of Common stock at the then-current market price of $9.64 per share with warrants to purchase an additional 930,340 shares of Common stock at an exercise price of $12.00 per share. This transaction generated net proceeds of $15,291,000. The fair value of the warrants of $6,647,000 was estimated using the Black-Scholes option pricing model using the following assumptions: weighted-average risk-free interest rate of 4.0 percent; expected weighted-average life of 5.0 years; dividend yield of zero; and volatility of 101.5 percent. The warrants expire in September 2006 and are outstanding as of September 30, 2001.

In connection with a former credit agreement with a bank, the Company issued the bank a fully exercisable warrant to purchase 236,842 shares of Common stock for $.01 per share. The number of shares to be purchased upon exercise of the warrant was subject to reduction based on the timing of the Company's initial public offering, which occurred in September 1996, and was reduced to 142,105. For financial reporting purposes, the warrant was valued at $450,000 and was recorded as original issue discount on the related term loan. In September 1999, the warrant was exercised through a cashless exercise by the bank, as permitted by the original warrant agreement. Based upon the market price of the Common stock on the date of exercise, 141,846 shares of Common stock were issued to the bank.

Restricted stock

In April 1999, the Company issued 100,000 shares of restricted Common stock that it had previously agreed to award to its Chief Executive Officer (CEO). The primary restriction is the officer's continued employment over the five-year period commencing on his original hire date, with the restriction lapsing on 20,000 shares per year on each anniversary of his hire date. The $200,000 value of the stock was established using the market price on the date of grant with deferred compensation recorded at that time. The deferred compensation is presented as a reduction of shareholders' equity in the accompanying consolidated balance sheet, and is being amortized over the restriction period.

In January 2001, the Company issued 420,000 shares of restricted Common stock to certain executives, pursuant to the Company's 2001 Stock Award Plan. The primary restriction is the executive's continued employment over a three-year period, with the restriction lapsing an aggregate of 140,000 shares per year on each anniversary of the issue date. The $1,759,000 value of the stock was established using the market price on the date of grant with deferred compensation recorded at that time. The deferred compensation is presented as a reduction of shareholders' equity in the accompanying consolidated balance sheet and is being amortized over the restriction period.

Accumulated deficit

In fiscal 1996, the Company completed a leveraged recapitalization transaction. The Company redeemed shares of Common stock held by the Company's founders for $19,214,000 and made a distribution of $4,600,000 to the founders. In addition, the founders were paid a bonus of $6,000,000 upon completion of the Company's initial public offering in September 1996. The redemption and distribution payments totaling $23,814,000 were recorded as a reduction of retained earnings. The leveraged recapitalization transaction, along with the impact of the bonus payment, resulted in an accumulated deficit of $30,772,000 at September 30, 1996.

9. Defined contribution plan:

The Company has a defined contribution savings plan available to substantially all United States employees under Section 401(k) of the Internal Revenue Code. Employee contributions are generally limited to 15 percent of compensation. On an annual basis, the Company may match a portion of the participating employee's contribution. The Company's contributions for the years ended September 30, 2001, 2000, and 1999, were $117,000, $92,000, and $63,000, respectively.
Employees are fully vested in their contributions. As amended on January 1, 2001, vesting in the Company's contributions occurs ratably over four years. Prior to 2001, vesting in the Company's contributions occurred ratably over seven years beginning in year three.

The Company also has a defined contribution retirement savings plan, which became effective during fiscal year 2000 and is available to substantially all Canadian employees under the guidelines set by Canada Customs and Revenue Agency. Employee contributions are limited to 18 percent of the employee's previous year's compensation. The Company matches 25 percent of each employee's contribution, up to a maximum of 1 percent. The Company's contributions for the year ended September 30, 2001 and 2000 was $9,000 and $1,000, respectively. Vesting of both employee and employer contributions is immediate.

10. Joint venture:

The Company had a joint venture, 365biz.com LP, with Advanta Partners to provide web design, hosting, and membership services to small- and medium-sized businesses that do not currently have a web presence. Additionally, the joint venture provided a variety of online options and features, including Internet access, e-mail accounts, search engine posting, and e-commerce-related services. Advanta Partners was a related party given its previously held stock interest in the Company. Based on the terms of the limited partnership agreement, in order to obtain a 49 percent minority ownership interest in the joint venture, the Company was committed to provide the joint venture capital funding of $1,099,000. In addition, the Company extended trade credits for services the Company provided to the joint venture.

The Company has accounted for the joint venture under the equity method of accounting, thereby recognizing its share of the joint venture's losses to date per the limited partnership agreement. During the year ended September 30, 2000, the Company elected to increase its investment in the joint venture above its original commitment and to reduce by an equal amount the trade credits available to the venture. Upon doing so, the Company began recording its share of the joint venture's losses at the new allocation percentage of 49 percent. During fiscal 2001, the joint venture's operations were discontinued, and the remaining net investment in/advances to the joint venture were written off. The joint venture provided $25,000 and $148,000 of net revenues to the Company for the years ended September 30, 2001 and 2000, respectively.





11. Income taxes:

Income (loss) before income taxes consists of the following:

                                                      For the year ended September 30
                                            ---------------------------------------------------
                                                   2001              2000             1999
                                            -----------------   --------------  ---------------
   United States                             $   (12,839,000)    $  4,468,000     $   2,363,000
   Canada                                            515,000          345,000           132,000
                                            ----------------    -------------    --------------
                                             $   (12,324,000)    $  4,813,000     $   2,495,000
                                            ----------------    -------------    --------------

Income tax (expense) benefit is as follows:

                                                    For the year ended September 30
                                            ----------------------------------------------
                                                2001              2000             1999
                                             -----------      -------------    ------------
Current:
   United States federal                     $   2,536,000    $  (2,000,000)   $     (785,000)
   United States state                                  --           (5,000)          (38,000)
   Canada                                         (967,000)              --                --
                                             -------------    -------------    --------------
                                                 1,569,000       (2,005,000)         (823,000)
                                             -------------    -------------    --------------
Deferred:
   United States federal                         2,789,000          543,000          (185,000)
   United States state                             162,000          (68,000)           72,000
   Canada                                          149,000         (273,000)               --
                                             -------------    -------------    --------------
                                                 3,100,000          202,000          (113,000)
                                             -------------    -------------    --------------
                                             $   4,669,000    $  (1,803,000)   $     (936,000)
                                             =============    =============    ==============

The tax benefit associated with nonqualified stock options increased the current deferred tax asset and Common stock by $246,000 and $223,000 in the years ended September 30, 2001 and 2000, respectively. This benefit will reduce current income taxes in the future.


A reconciliation of the U.S. federal income tax rate to the effective income tax rate is as follows:


                                                    For the year ended September 30
                                             ---------------------------------------------
                                               2001              2000              1999
                                             ----------        ---------        ----------
 United States federal statutory rate            (34.0)%           34.0%             34.0%
 United States state taxes                        (0.9)             1.5              (1.4)
 Canadian tax items                                0.6              3.2                --
 Jobs credit                                      (1.9)            (3.7)               --
 Other                                            (1.7)             2.5               4.9
                                             ---------         --------         ---------
                                                 (37.9)%           37.5%             37.5%
                                             =========         ========         =========

Deferred income tax assets and liabilities are classified as current and noncurrent based on the financial reporting classification of the related assets and liabilities that give rise to the temporary difference. Significant components of the deferred income tax assets and liabilities are as follows:

                                                                      September 30
                                                            --------------------------------
                                                                 2001              2000
                                                            --------------     -------------
 Deferred income tax assets:
    Net operating loss carryforward                         $   1,771,000       $    427,000
    Deferred losses in joint venture                              331,000            195,000
    Valuation allowances                                          290,000             35,000
    Other employee benefits                                       202,000             46,000
    Other nondeductible expenses                                  550,000             25,000
    Stock option tax benefit                                      246,000            223,000
                                                            --------------      ------------
                                                                3,390,000            951,000
                                                            --------------      ------------

Deferred income tax liabilities:
   Grant reimbursements                                           (55,000)          (686,000)
   Depreciation and amortization of property
   and equipment                                                 (443,000)           (38,000)
   Other                                                         (184,000)          (619,000)
                                                            -------------       ------------
                                                                 (682,000)        (1,343,000)
                                                            -------------       ------------
                                                            $   2,708,000       $   (392,000)
                                                            =============       ============

As of September 30, 2001, the Company has a net operating loss carryforward of approximately $4,900,000 for income tax purposes available to offset future U.S. federal income. These carryforwards are subject to examination by the tax authorities and begin expiring in the fiscal year ending 2021.


12. Business segments:

The Company operates in five business segments as follows:

Telecommunications

The telecommunications segment provides a variety of CRM services for some of the nation's leading local, long-distance, and wireless telecommunications companies.

Financial services

The financial services segment provides CRM services to several large credit card issuers, banks, and other financial and membership service institutions in the United States. The Company's services include customer account acquisition and retention programs, programs to sell credit card enhancement features such as higher credit limits, lower interest rates, and lower fees; and discounts on selected goods and services purchased through a variety of interest group clubs. The Company's CRM services also include cross-selling additional services such as home equity loans and related banking services.

Insurance

The insurance segment provides CRM services to the insurance industry in the United States. The Company's services include marketing such products as accidental death and dismemberment policies, graded benefit life insurance, and other niche insurance products, such as pet insurance, on behalf of its clients.

Technology

The technology segment provides CRM services to the technology sector substantially through an agreement with one significant client. The Company offers services to this sector primarily in the areas of software and Internet support.

Logistics

The logistics segment provides CRM services to the logistics sector through a multiyear agreement with one major client. The Company's services include package tracking, shipping instructions, and general customer service.

The reportable segments have been identified as they have separate management teams and serve separate classes of clients utilizing specific customer interaction centers. The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of the operating segments based on operating income (loss), and corporate assets and costs are allocated to the segments based upon segment revenue. Intersegment sales and transfers are not significant.

Financial information for each business segment as of September 30, 2001, 2000, and 1999, and for the years then ended is as follows:

                                              2001                  2000                  1999
                                         ---------------      ---------------       ---------------
Net revenues:
   Telecommunications                    $    68,971,000      $    47,719,000       $    10,308,000
   Financial services                         48,397,000           44,525,000            37,621,000
   Insurance                                  35,093,000           39,672,000            32,389,000
   Technology                                 19,353,000              224,000                    --
   Logistics                                   3,421,000                   --                    --
                                         ---------------      ---------------       ---------------
                                         $   175,235,000      $   132,140,000       $    80,318,000
                                         ===============      ===============       ===============

                                              2001                  2000                  1999
                                         ---------------      ---------------       ---------------
Operating income (loss):
   Telecommunications                    $     4,372,000      $     2,167,000       $       613,000
   Financial services                         (8,853,000)           1,323,000               330,000
   Insurance                                  (8,273,000)           2,074,000             1,355,000
   Technology                                  1,915,000                9,000                    --
   Logistics                                     380,000                   --                    --
                                         ---------------      ---------------       ---------------
                                         $   (10,459,000)     $     5,573,000       $     2,298,000
                                         ===============      ===============       ===============
Total assets:
   Telecommunications                    $    22,959,000      $    12,980,000       $    11,350,000
   Financial services                         19,221,000           20,812,000            17,816,000
   Insurance                                  15,437,000            6,168,000            10,229,000
   Technology                                 13,727,000              468,000                    --
   Logistics                                  10,201,000                   --                    --
                                         ---------------      ---------------       ---------------
                                         $    81,545,000      $    40,428,000       $    39,395,000
                                         ===============      ===============       ===============
Depreciation and amortization:
   Telecommunications                    $     1,354,000      $       709,000       $        79,000
   Financial services                          1,050,000              839,000               552,000
   Insurance                                     894,000              327,000             1,009,000
   Technology                                    302,000                2,000                    --
   Logistics                                      93,000                   --                    --
                                         ---------------      ---------------       ---------------
                                         $     3,693,000      $     1,877,000       $     1,640,000
                                         ===============      ===============       ===============
Capital expenditures, including
capital lease obligations:
   Telecommunications                    $     8,917,000      $     1,274,000       $       483,000
   Financial services                          6,445,000              621,000               815,000
   Insurance                                   4,278,000              698,000               473,000
   Technology                                  2,443,000              260,000                    --
   Logistics                                     408,000                   --                    --
                                         ---------------      ---------------       ---------------
                                         $    22,491,000      $     2,853,000       $     1,771,000
                                         ===============      ===============       ===============
Geographic information:
   Property and equipment:
     United States                       $    17,789,000      $     2,683,000       $     3,636,000
     Canada                                    6,102,000            2,471,000               542,000
                                         ---------------      ---------------       ---------------
                                         $    23,891,000      $     5,154,000       $     4,178,000
                                         ===============      ===============       ===============

The Company's revenues during the years ended September 30, 2001, 2000, and 1999, were generated entirely from clients within the United States.

13. Commitments and contingencies:

Leases

The Company leases its offices and communications and computer equipment under capital and noncancelable operating leases that expire at various dates through 2011. The rental payments under the operating leases for the years ended September 30, 2001, 2000, and 1999, were approximately $17,819,000, $9,948,000, and $5,594,000, respectively. The implicit interest rates on the capital leases range from 8.7 to 9.0 percent.

Future minimum lease payments at September 30, 2001, are as follows:

                                                               Capital leases      Operating leases
                                                               ---------------     ----------------
2002                                                           $     1,705,000      $    17,376,000
2003                                                                 1,686,000           22,731,000
2004                                                                 1,638,000           16,320,000
2005                                                                   833,000           10,141,000
2006                                                                    49,000            5,700,000
Thereafter                                                                  --           17,717,000
                                                               ---------------     ----------------
Total minimum lease payments                                         5,911,000      $    89,985,000
                                                                                   ================
Less- Amount representing interest                                    (723,000)
                                                               ---------------
Present value of net minimum lease payments                          5,188,000
Less- Current maturities of capital lease obligations               (1,394,000)
                                                               ---------------
Capital lease obligations                                      $     3,794,000
                                                               ===============

On May 28, 1999, the Company entered into an agreement with the same bank that provided the Credit Facility. The additional credit agreement provided up to $8,000,000 of availability for leasing customer interaction center equipment. The balance available for leasing customer interaction center equipment was subsequently reduced to $5,000,000 in conjunction with an amendment to increase the Company's Credit Facility. The agreement, which expired on September 30, 2000, required that the leases be operating in nature and not exceed 60 months. Under this credit agreement, the Company entered into leases for equipment with an aggregate total cost of $4,825,000.

During fiscal year 2001, two new lease financing facilities were arranged with the bank. The facilities were for an aggregate total amount of $5,400,000 plus applicable taxes and expired in September 2001. Under these credit agreements, the Company entered into operating leases for equipment with an aggregate total cost of $5,768,000.

Previously, under separate agreements with the same bank, the Company entered into operating leases for equipment with an aggregate total cost of $9,600,000 under similar terms. These lease financing agreements have expired.

In March 2001, the Company entered into agreements with two financial service companies that provided up to $5,000,000 and $500,000 plus applicable taxes, respectively, available for leasing customer interaction center equipment. The agreements provide for a bargain purchase buyout at the expiration of the 60-month lease term and have been classified as capital leases in the accompanying consolidated balance sheet. Under these agreements, the Company entered into capital leases for equipment with an aggregate total cost of $5,459,000 and $537,000, respectively. Total accumulated depreciation on these capital leases was $565,000 at September 30, 2001.

In addition, on June 1, 1999, RMH International entered into an agreement with a finance company that provides up to $5,000,000 Canadian dollars of availability for leasing customer interaction center equipment. The facility was increased to $30,000,000 Canadian dollars during the year ended September 30, 2001. Under the terms of the agreement, the leases must be operating in nature and not exceed 60-months. Under this agreement, as of September 30, 2001, the Company entered into leases for equipment with an aggregate total cost of $28,915,000 Canadian dollars. This facility expires in November 2001.

RMH Teleservices, Inc. is a guarantor of all liabilities arising from obligations incurred by RMH International under this lease financing agreement.

Purchase commitments

The Company has entered into agreements with telephone long distance carriers, which currently range from one to three years and that provide for, among other things, annual minimum purchases and termination penalties. The annual minimum purchases under these agreements total approximately $9,986,000.

Employment agreements

The Company has employment agreements with three executive officers, which expire at various times through January 2004, subject to renewal. These agreements provide an aggregate base compensation of $1,088,000, $780,000, and $228,000 in the years ending September 30, 2002, 2003, and 2004, respectively, plus incentive compensation based on the performance of the Company. These agreements also provide for certain other fringe benefits and payments upon termination of the agreements or upon a change in control of the Company.

Litigation

From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management's opinion, the outcome of such actions will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

14. Grant reimbursements:

RMH International, which was established during the year ended September 30, 1999, to conduct the Company's business operations in Canada, has received cash incentives from the Canadian provincial governments of British Columbia, Ontario, and New Brunswick totaling $7,877,000 Canadian dollars (approximately $4,988,000 U.S. dollars) as of September 30, 2001, and expects to receive an additional $1,300,000 Canadian dollars (approximately $823,000 U.S. dollars) over the next two years. Two of the grants are in the form of a forgivable loan. Amounts received under these loans have been recorded as liabilities. The loans are forgiven quarterly based on a preestablished rate per payroll hour incurred, and payroll expense is offset based on achieving the performance obligation. In addition, the two loans contain a provision for the repayment of funds received upon certain conditions including bankruptcy, closing the customer interaction center, or not meeting other requirements included in the loan. The Company has recorded the reimbursement from these amounts as an offset to payroll and start-up costs as the contingency for potential repayment is controlled solely by the Company. Management believes that the Company has the ability to keep these centers open at the required employment levels by routing any existing business through these centers.

The incentives offset various start-up, payroll, and operating costs associated with operating new customer interaction centers in Canada. The Company records a grant receivable for qualified expenditures made but not yet reimbursed, and a liability for grant reimbursements received for which the Company has not fulfilled its obligations under the applicable grant. In addition, one grant provided that a portion of the amount be used as a reimbursement for leasehold improvements. This amount was deducted from property and equipment during the year incurred.

During the years ended September 30, 2001, 2000, and 1999, the Company recorded $1,082,000, $1,345,000, and $1,927,000, respectively, as expense reductions related to the grants. At September 30, 2001 and 2000, the Company had a grant receivable of $437,000 and

$769,000, respectively, which is included in other receivables in the accompanying consolidated balance sheets and a liability of $317,000 and $481,000, respectively, which is included in accrued expenses in the accompanying consolidated balance sheets. This liability is expected to be amortized against qualified payroll costs over the next three fiscal years as the grant incentives are earned and the Company's performance obligations are satisfied. As certain grants require the Company to maintain achieved employment levels over a defined period, the Company's failure to maintain these levels could require the Company to repay some of the grants for the portion of the employment targets not maintained.

In fiscal 2001, the Company received a $1,250,000 grant intended to offset various start-up, payroll, and operating costs associated with operating a customer interaction center in Harlingen, Texas. The grant is based on a preestablished rate per payroll hour incurred and payroll expense is offset based on achieving the performance obligation. In addition, the grant contains a provision for the repayment of funds received upon certain conditions including bankruptcy, closing the customer interaction center, or not meeting other requirements included in the grant. The Company recorded this grant as an offset to payroll and start-up costs as the contingency for potential repayment is controlled solely by the Company. Management believes that the Company has the ability to keep this center open at the required employment levels by routing any existing business through this center. During fiscal year 2001, the Company received cash incentives from this grant totaling $613,000 and recorded an offset of $819,000 for costs incurred related to this customer interaction center. At September 30, 2001, the Company had a grant receivable of $206,000, which is included in other receivables in the accompanying consolidated balance sheet. The Company expects to offset additional costs of up to $431,000 over approximately the next three years.

15. Officer loan:

In December 1999, the Company loaned an officer approximately $85,000. Interest on the loan accrues at an annual rate of 7.5 percent and is due and payable annually, on January 1 of each year, commencing on January 1, 2000. The principal balance of the loan and all accrued and unpaid interest thereon are due and payable in full on the earlier of December 14, 2004, or the date of the officer's termination.

16. Shareholder agreement:

In connection with the sale of Common stock in March 2001, the Company entered into an amended and restated shareholder agreement. The shareholders, as defined, and the Company agree that the Board of Directors shall consist of (i) two persons designated by the shareholders and reasonably acceptable to the independent directors and the CEO of the Company, (ii) the CEO of the Company, and (iii) at least three other persons who are independent directors. The shareholder agreement, as amended, further provides that the shareholders (including affiliates) will not consummate any tender offer, exchange offer, merger or other business combination, recapitalization, or similar transaction involving the Company or any of its subsidiaries unless approved by (i) a majority of members of a special committee consisting of all of the Company's independent directors and (ii) a majority of the shares voted by the shareholders or their affiliates or, in the case of a tender offer or exchange offer, the offer has a minimum condition that a majority of the shares not owned by the shareholders or affiliates of the shareholders shall have been validly tendered and not withdrawn and the offer provides that it will be extended for ten business days after the shareholders have publicly announced that such minimum condition has been satisfied.

17. Subsequent event:

On October 26, 2001, the Company sold 217,804 shares of Common stock at $9.64 per share and warrants to purchase an additional 72,601 shares of Common stock at an exercise price of $12.00, resulting in net proceeds of $2,000,000. Additional warrants to purchase 10,890 share of Common stock were issued to the investors in consideration for purchasing the shares and warrants in the private placement.

18. Supplemental quarterly financial data (unaudited):

Summarized quarterly financial data for the years ended September 30, 2001 and 2000, is as follows:

                                                                  Fiscal 2001
                                   ------------------------------------------------------------------------
                                    December 31,         March 31,         June 30,         September 30,
                                        2000               2001              2001                2001
                                   --------------      -------------    --------------     ----------------
Net revenues                       $   32,899,000      $  43,140,000    $   47,029,000     $     52,167,000
                                   --------------      -------------    --------------     ----------------
Operating expenses:

   Cost of services                    29,028,000         34,465,000        37,939,000           42,023,000
   Selling, general, and
   administrative                       8,244,000          8,512,000        15,668,000            8,947,000
   Special charges                        868,000                 --                --                   --
                                   --------------      -------------    --------------     ----------------
Total operating expenses               38,140,000         42,977,000        53,607,000           50,970,000
                                   --------------      -------------    --------------     ----------------
Operating income (loss)                (5,241,000)           163,000        (6,578,000)           1,197,000
Equity in losses of joint
venture                                  (150,000)           (98,000)         (913,000)                  --

Interest income (expense), net             60,000              7,000          (325,000)            (446,000)
                                   --------------      -------------    --------------     ----------------
Income (loss) before income
taxes                                  (5,331,000)            72,000        (7,816,000)             751,000
Income tax (expense) benefit            2,036,000             15,000         3,048,000             (430,000)
                                   --------------      -------------    --------------     ----------------
Net income (loss)                  $   (3,295,000)     $      87,000    $   (4,768,000)    $        321,000
                                   ==============      =============    ==============     ================
Basic and diluted income
(loss) per common share            $         (.39)     $         .01    $         (.46)    $            .03
                                   ==============      =============    ==============     ================

                                                         Fiscal 2000
                              ------------------------------------------------------------------
                               December 31,      March 31,         June 30,       September 30,
                                  1999             2000              2000              2000
                              -------------    -------------    --------------    --------------
Net revenues                  $  28,673,000    $  31,420,000    $   34,799,000    $   37,248,000
                              -------------    -------------    --------------    --------------
Operating expenses:
   Cost of services              22,334,000       24,039,000        26,476,000        28,139,000
   Selling, general, and
   administrative                 5,502,000        6,025,000         6,567,000         7,485,000
                              -------------    -------------    --------------    --------------
Total operating expenses         27,836,000       30,064,000        33,043,000        35,624,000
                              -------------    -------------    --------------    --------------
Operating income                    837,000        1,356,000         1,756,000         1,624,000
Equity in losses of joint
venture                             (56,000)         (95,000)         (335,000)         (164,000)
Interest (expense) income,
net                                 (64,000)              --            14,000           (60,000)
                              -------------    -------------    --------------    --------------
Income before income taxes          717,000        1,261,000         1,435,000         1,400,000
Income tax expense                  269,000          473,000           546,000           515,000
                              -------------    -------------    --------------    --------------
Net income                    $     448,000    $     788,000    $      889,000    $      885,000
                              =============    =============    ==============    ==============
Basic income per common
share                         $         .05    $         .10    $          .11    $          .11
                              =============    =============    ==============    ==============
Diluted income per common
share                         $         .05    $         .09    $          .10    $          .10
                              =============    =============    ==============    ==============