Form 10-Q
period 2001-12-31
RMH TELESERVICES INC
filed 2002-02-14
CIK 1017958

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2001

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

                   Yes  X         No ___
                       ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 13,486,065 shares of common stock outstanding as of February 13, 2002.

                     RMH Teleservices, Inc. and Subsidiaries
                               INDEX TO FORM 10-Q

                                                                                        Page
                                                                                       Number
                                                                                       ------
PART I.   FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets at
              December 31, 2001 and September 30, 2001 ...............................    3

              Condensed Consolidated Statements of Operations for the
              Three Months Ended December 31, 2001 and 2000 ..........................    4

              Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended December 31, 2001 and 2000 ..........................    5

              Condensed Consolidated Statements of Shareholders' Equity for the
              Three Months Ended December 31, 2001 ...................................    6

              Notes to Condensed Consolidated Financial Statements ...................    7

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations ..........................   13

Item 3.       Quantitative and Qualitative Disclosures About Market Risk .............   20


PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings ......................................................   22

Item 2.       Changes in Securities and Use of Proceeds ..............................   22

Item 3.       Defaults Upon Senior Securities ........................................   22

Item 4.       Submission of Matters to a Vote of Security Holders ....................   22

Item 5.       Other Information ......................................................   22

Item 6.       Exhibits and Reports on Form 8-K .......................................   22



SIGNATURES ...........................................................................   23

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (unaudited)

                                          December 31,    September 30,
                                              2001            2001
                                          ------------    ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents              $  4,505,000    $  6,346,000
   Accounts receivable, net of
     allowance for doubtful accounts
     of $833,000 and $ 753,000
     respectively                           30,048,000      33,056,000
   Refundable income taxes                   2,536,000       2,536,000
   Other receivables                         4,313,000       5,491,000
   Prepaid expenses and other current
     assets                                  5,053,000       2,532,000
   Deferred income taxes                     2,874,000       2,874,000
                                          ------------    ------------
     Total current assets                   49,329,000      52,835,000
                                          ------------    ------------


PROPERTY AND EQUIPMENT                      39,453,000      37,124,000

   Less - Accumulated depreciation
     and amortization                      (14,634,000)    (13,233,000)
                                          ------------    ------------
     Net property and equipment             24,819,000      23,891,000
                                          ------------    ------------


   OTHER ASSETS                              8,617,000       4,819,000


                                          ------------    ------------
                                          $ 82,765,000    $ 81,545,000
                                          ============    ============

LIABILITIES AND
SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Credit line                            $  3,681,000    $          -
   Note payable to related party                     -       5,000,000
   Current portion of capital leases         1,480,000       1,394,000
   Current portion of notes payable             93,000          92,000
   Accounts payable                          4,761,000       8,121,000
   Income taxes payable                        166,000         104,000
   Accrued expenses                         12,524,000      10,076,000
   Deferred income taxes                        54,000          54,000
                                          ------------    ------------
     Total current liabilities              22,759,000      24,841,000
                                          ------------    ------------


LONG TERM LIABILITIES:
   Notes payable                               344,000         371,000
   Capital leases                            3,674,000       3,794,000
   Deferred income taxes                       111,000         112,000
                                          ------------    ------------
     Total long term liabilities             4,129,000       4,277,000
                                          ------------    ------------

SHAREHOLDERS' EQUITY:
   Common stock                             78,642,000      77,315,000
   Common stock warrants                     7,641,000       6,647,000
   Deferred compensation                    (1,265,000)     (1,422,000)
   Accumulated deficit                     (29,052,000)    (29,987,000)
   Accumulated other comprehensive loss        (89,000)       (126,000)
                                          ------------    ------------
     Total shareholders' equity             55,877,000      52,427,000
                                          ------------    ------------
                                          $ 82,765,000    $ 81,545,000
                                          ============    ============

The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these consolidated financial statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                          For the Three Months Ended
                                                 December 31,
                                         ----------------------------
                                             2001            2000
                                         ------------    ------------

REVENUES                                 $ 58,953,000    $ 32,599,000
                                         ------------    ------------

OPERATING EXPENSES:
  Cost of services                         47,738,000      28,728,000
  Selling, general and administrative       9,772,000       8,244,000
  Special charge                             (302,000)        868,000
                                         ------------    ------------
    Total operating expenses               57,208,000      37,840,000
                                         ------------    ------------

    Operating income (loss)                 1,745,000      (5,241,000)

EQUITY IN LOSSES OF JOINT VENTURE                   -         150,000

OTHER EXPENSE
  Other expense                                67,000               -
  Interest expense (income), net              146,000         (60,000)
                                         ------------    ------------
     Income (loss) before income taxes      1,532,000      (5,331,000)


INCOME TAX EXPENSE (BENEFIT)                  597,000      (2,036,000)

                                         ------------    ------------
NET INCOME (LOSS)                        $    935,000    $ (3,295,000)
                                         ============    ============

BASIC INCOME (LOSS) PER COMMON SHARE     $       0.07          ($0.39)
                                         ============    ============

DILUTED INCOME (LOSS) PER COMMON SHARE   $       0.07          ($0.39)
                                         ============    ============

SHARES USED IN COMPUTING BASIC
  INCOME (LOSS) PER COMMON SHARE           12,755,000       8,366,000
                                         ============    ============

SHARES USED IN COMPUTING DILUTED
  INCOME (LOSS) PER COMMON SHARE           14,185,000       8,366,000
                                         ============    ============

The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these consolidated financial statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        For the Three Months Ended
                                                                               December 31,
                                                                      ------------------------------
                                                                          2001             2000
                                                                      ------------    --------------
OPERATING ACTIVITIES:
   Net income (loss)                                                  $   935,000      $(3,295,000)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities-
     Amortization of deferred compensation                                157,000           10,000
     Depreciation and amortization                                      1,510,000          448,000
     Equity in losses of joint venture                                          -          150,000
     Deferred income taxes                                                  1,000                -
     Tax benefit from stock option exercise                               313,000           35,000

   Changes in operating assets and liabilities--
     Accounts receivable                                                3,008,000       (2,076,000)
     Prepaid expenses, other recivables and other current assets       (1,343,000)      (3,226,000)
     Other assets                                                      (3,798,000)         197,000
     Accounts payable, accrued expenses and income
     taxes payable                                                     (1,164,000)       2,218,000
                                                                      -----------      -----------
       Net cash used in operating activities                             (381,000)      (5,539,000)
                                                                      -----------      -----------

INVESTING ACTIVITIES:
  Purchases and development of property and equipment                  (2,138,000)      (1,855,000)
                                                                      -----------      -----------

FINANCING ACTIVITIES:
  Advances under line of credit                                         3,681,000        3,938,000
  Issuance of common stock and warrants and options exercised           2,321,000           28,000
  Repayment of notes payable                                           (5,026,000)               -
  Capital lease payments                                                 (335,000)               -
                                                                      -----------      -----------
       Net cash provided by financing activities                          641,000        3,966,000
                                                                      -----------      -----------

EFFECT OF CHANGES IN EXCHANGE RATE ON CASH                                 37,000           57,000
                                                                      -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (1,841,000)      (3,371,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          6,346,000        5,210,000
                                                                      -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 4,505,000      $ 1,839,000
                                                                      ===========      ===========

The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these consolidated financial statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (unaudited)

                                                                                                          Cumulative
                                                                                                           foreign
                                                                                                           currency       Total
                                             Common stock       Common stock    Deferred     Accumulated  translation  shareholders'
                                             ------------
                                         Shares       Amount      warrants    compensation     deficit    adjustment      equity
                                       ---------------------------------------------------------------------------------------------
Balance, September 30, 2001            13,192,520   $77,315,000  $6,647,000   ($1,422,000)  ($29,987,000)   ($126,000)  $52,427,000

   Net income                                   -             -           -             -        935,000            -       935,000

   Foreign currency translation                                           -
      adjustment                                -             -                         -              -       37,000        37,000

   Proceeds from sale of common stock     217,804       756,000     994,000             -              -            -     1,750,000

   Capital contribution                         -        12,000           -             -              -            -        12,000

   Exercise of common stock options        68,600       246,000           -             -              -            -       246,000

   Tax benefit from exercise of
      stock options                             -       313,000           -             -              -            -       313,000

   Amortization of deferred
      compensation                              -             -           -       157,000              -            -       157,000
                                       ---------------------------------------------------------------------------------------------
Balance, December 31, 2001             13,478,924   $78,642,000  $7,641,000   ($1,265,000)  ($29,052,000)    ($89,000)  $55,877,000
                                       ---------------------------------------------------------------------------------------------

The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these consolidated financial statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)
                                   -----------

NOTE 1 - BASIS OF PRESENTATION:
------------------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows. Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

     The Emerging Issues Task Force reached a consensus on accounting for certain sales incentives ("EITF Issue No. 00-14"). The Task Force consensus is that when recognized, the reduction in or refund of the selling price of a product or service resulting from any cash sales incentives should be classified as a reduction of revenue. We made up-front cash payments to two clients in connection with obtaining a contract and amending a contract to include minimum revenues. Historically, we capitalized up-front payments and amortized the deferred asset as a charge to cost of services over the contract period. EITF Issue No. 00-14 is effective for annual or interim financial statements for periods beginning after December 15, 2001. We adopted EITF Issue No. 00-14, as codified by EITF Issue No. 01-09, for the three months ended December 31, 2001. As such, the financial statements for the three months ended December 31, 2000 have been reclassified. Amortization of capitalized costs for the three months ended December 31, 2000 of $300,000 was reclassified from cost of services to a reduction of revenue. Amortization for the three months ended December 31, 2001 was $283,000.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION:
--------------------------------------------

     For the three months ended December 31, 2001 and 2000, we paid interest of $71,000 and $362,000, respectively, and taxes of $1,000 and $829,000, respectively. We incurred capital lease obligations of $302,000 during the three months ended December 31, 2001 and did not enter into any new capital lease obligations during the three months ended December 31, 2000.

NOTE 3 - EARNINGS PER SHARE:
----------------------------

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

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations:

                                                    For the Three Months Ended December 31,
                            ------------------------------------------------------------------------------------------
                                               2001                                            2000
                            --------------------------------------------   -------------------------------------------
                                Income          Shares       Per Share           Loss          Shares       Per Share
                            (Numerator)     (Denominator)     Amount         (Numerator)    (Denominator)     Amount
                            -----------     -------------     ------         -----------    -------------     ------
Basic income (loss)
    per common share:
    Net income (loss)         $935,000       12,755,000        $0.07         ($3,295,000)     8,366,000       ($0.39)
Effect of dilutive
    securities:
    Stock options                  ---          829,000                              ---            ---
    Stock warrants                 ---          256,000                              ---            ---
    Restricted stock               ---          345,000                              ---            ---
                              --------       ----------        -----         -----------       --------       -----
Diluted income (loss)
    per common share:
  Net income (loss)and
  assumed conversion
  of dilutive securities      $935,000       14,185,000        $0.07         ($3,295,000)      8,366,000      ($0.39)
                              ========       ==========        =====         ============      =========      ======

     Options to purchase approximately 32,000 shares of common stock with an average exercise price of $17.73 were outstanding for the three months ended December 31, 2001, but were not included in the computation of diluted income per common share because the exercise prices of the options were greater than the average market price of the common shares during the period. Options to purchase approximately 864,000 shares of common stock with an average exercise price of $3.50 and 100,000 shares of restricted stock at a grant price of $2.00 were outstanding for the three months ended December 31, 2000, but were not included in the computation of diluted income per common share because of the loss incurred. These options expire at various times through December 2011.

NOTE 4 - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK:
---------------------------------------------------------

     We are dependent on several large clients for a significant portion of our revenues. The loss of one or more of these clients could have a materially adverse effect on our business. The following table summarizes the percent of net revenues in the three months ended December 31, 2001 and 2000 derived from each client that represented at least 10 percent of net revenues and the amount receivable from each at December 31, 2001 and 2000, respectively:

                                            Net Revenues
                                      For the Three Months Ended         Accounts Receivable at
                                            December 31,                     December 31,
                                   -------------------------------   -------------------------------
                 Segment               2001             2000              2001             2000
                 -------           -------------   ---------------   -------------   ---------------
Client A   Telecommunications          19.5%            20.4%         $5,080,000        $3,287,000

Client B   Technology                  13.0%             *             3,166,000               *

Client C   Financial Services           *               14.8%               *            10,160,000

Client D   Telecommunications           *               14.2%               *             1,733,000

Client E   Insurance                    *               11.0%               *             3,135,000

*Less than 10 percent for the quarter. See note below regarding Client C.

     Following an evaluation of the financial condition of Client C and a review of the anticipated present value of estimated receipts, we wrote off $7,014,000 of the receivable balance in the third quarter of fiscal 2001. In addition, we reduced the level of services provided to Client C and are now performing all services on a cash basis for this client. Revenue from this client during the three months ended December 31, 2001 and 2000, was $235,000 and $4,838,000, respectively. The receivable balance at December 31, 2001 of $5,973,000 is included in other receivables $3,453,000 and other assets $2,520,000 in the accompanying consolidated balance sheet. We continue to monitor the collectibility of the remaining receivable from this client and are working closely with the client and other third-party creditors of the client to ensure payments on the outstanding receivable will be made according to the agreed upon schedule. Under the current schedule, the client is expected to begin making payments on their outstanding receivable in February 2002. As of December 31, 2001, we believe that the remaining receivable is fully collectible.

NOTE 5 - COMPREHENSIVE INCOME (LOSS):
------------------------------------

     Comprehensive income (loss) includes net income (loss) and gains and losses from foreign currency translation adjustments. Comprehensive income (loss) for the three months ended December 31, 2001 and 2000 was $972,000 and ($3,238,000), respectively.

     Pursuant to SFAS No. 52, "Foreign Currency Translation," the assets and liabilities of our foreign operations through our wholly owned subsidiary, RMH Teleservices International Inc. ("RMH International") are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average exchange rates for the period. Resulting cumulative translation adjustments are reflected as accumulated other comprehensive loss in the consolidated balance sheets. For the three months ended December 31, 2001 and 2000, respectively, we recognized a foreign currency translation gain of $37,000 and $57,000, which is included in comprehensive income (loss) for the three months then ended.

NOTE 6 - CLIENT CONTRACT:
------------------------

     In August 1999, we entered into a contract with a new client to provide in-bound teleservices over a four-year period. In connection with the execution of this contract, we made a $2,000,000 up-front payment to the client during the three months ended September 30, 1999 and an additional $1,000,000 payment in the three months ended December 31, 1999. Also, in the three months ended March 31, 2001, we provided consideration of $1,600,000 to extend the contract for an additional two years. In November 2001, we entered into a new contract with the client to provide customer care solutions over a five-year period. In connection with the execution of this contract, we provided consideration of $2,000,000 to the client during the three months ended December 31, 2001. These amounts totaling $4,539,000 at December 31, 2001 are refundable on a pro-rata basis over the contract term if the agreement is terminated. These amounts are included in other current and non-current assets in the accompanying consolidated balance sheets, and are being amortized against revenues over the contract term. In addition, we were obligated to develop a voice response unit application to be used in providing certain services to the client. We invested $1,300,000 during fiscal 2001 and 2000 related to the development of this application. We have included these costs in property and equipment in the accompanying consolidated balance sheet. We are depreciating this asset over the term of the original contract. We are recovering the costs incurred to develop this asset through billings to the client based on usage of the application.

NOTE 7 - SPECIAL CHARGE:
-----------------------

     In November 2001, we recognized a $302,000 reversal of the special charge of $868,000 that was recognized in December 2000. The original charge was the result of resizing the cost structure dedicated to a major client in our insurance sector which significantly reduced its telemarketing campaigns that we had been engaged to perform. Specifically, we closed several customer interaction centers and reduced the associated infrastructure. As a result of the closures, we accrued for the remaining lease payments related to the centers. The reversal of expense during the three months ended December 31, 2001, was a result of the termination of a customer interaction center lease for $200,000, which is $302,000 less than the balance of lease payments accrued for and recorded as a special charge during the three months ended December 31, 2000.

NOTE 8  - RELATED PARTY AND OTHER CERTAIN RELATIONSHIPS:
-------------------------------------------------------

     In December 2001, we made loans to several of our employees totaling $754,000. Each loan is secured by certain common stock held by the employees and personal recourse against the assets of each of the employees. Interest on each loan accrues at a per annum rate which is equal to the prime rate in effect from time to time (such interest rate to change immediately upon any change in prime rate) as published by The Wall Street Journal, and is due and payable annually commencing on December 15, 2002. The principal balance for each loan is due and payable in full on the earliest of November 30, 2010, the date on which the applicable employee sells or otherwise disposes of the shares of common stock awarded under the 2001 Stock Award Plan, or the 12 month anniversary of the date on which the applicable employee resigns or is terminated for cause, as defined. The principal due on these loans is included in other assets in the accompanying balance sheet.

     We have an arrangement with Excel Global Services Ltd. ("Excel") whereby we manage one of its call centers in the United Kingdom. As of September 2001, we agreed to receive from Excel a flat fee of $25,000 per month for the management services we perform. In fiscal 2001 we recognized revenues of $48,000 in regards to management services and referral fees. For the three months ended December 31, 2001, we recorded revenues of $81,000. No services had been provided in the three months ended December 31, 2000. The arrangement between us and Excel can be terminated at will by either party. The majority shareholder of Excel is a significant shareholder of our Company.

     On July 19, 2001, we issued a $5,000,000 note to an affiliate of a director and significant shareholder. The note bore interest at 8.5% and was to mature on October 24, 2001. In October 2001, the principal and related accrued interest of $90,000 was paid.

     We have a business and financial consulting service agreement with Specialized Teleservices, Inc. ("STI"). STI is a telemarketing company that supplies third-party verification services for telecommunication companies. We provide STI with services such as business consulting, development of internal financial systems, the finding of telemarketing clients, and assist in reviewing proposed pricing and contract agreements. As compensation for these services, we receive from STI 10% of its gross revenues on a monthly basis plus any out-of-pocket expenses incurred. On December 28, 2001, we agreed to lower this percentage to 3%. The agreement is for successive one-year periods and shall automatically renew yearly unless either party gives written notice of termination to the other party at least 60 days prior to any such automatic renewal date. STI was incorporated on February 28, 2001 and we funded approximately $515,000 of STI's start-up costs. At December 31, 2001, the receivable due from STI is approximately $900,000 and is included in other assets in the accompanying balance sheets. John A. Fellows, our chief executive officer and a member of our board of directors, is a member of the board of directors of STI.

NOTE 9  - FOREIGN CURRENCY TRANSACTIONS:
---------------------------------------

     A portion of our business is performed in Canada therefore, our earnings, cash flows, and financial position are exposed to foreign currency risk from foreign currency denominated transactions and our net investment in Canadian operations. Due to the growth of our Canadian operations, we established a policy to minimize our cash flow exposure to adverse changes in currency and exchange rates by identifying and evaluating the risk that our cash flows will decline in value due to changes in exchange rates and by determining the appropriate strategies necessary to manage such exposures. Our objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection.

     In order to hedge our cash flow economic exposure in Canada, we entered into a series of net purchased foreign currency call options which, if exercised, involve the purchase of Canadian dollars at fixed exchange rates at specified dates through November 4, 2002. These net purchased options are used to hedge certain forecasted transactions. Changes in the time value component of the options have been excluded from the measure of hedge effectiveness and will be reported directly in earnings. Other expense for the three months ended December 31, 2001 includes $67,000 of net losses related to the time value component. There was no gain or loss due to hedge ineffectiveness during the three months ended December 31, 2001. There was no gain or loss reclassified from other comprehensive income during the three months ended December 31, 2001 as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transaction will not occur.

NOTE 10  - LITIGATION:
---------------------

         From time to time, we may be involved in certain legal actions arising in the ordinary course of business. In management's opinion, the outcome of such actions will not have a material adverse effect on our financial position, results of operations or liquidity.

NOTE 11  - REPORTABLE SEGMENTS:
------------------------------

         We operate in five business segments: telecommunications, financial services, insurance, technology and logistics. Financial information for each business segment as of December 31, 2001 and 2000 and for the three months then ended is as follows:

                                            Three months ended
                                            ------------------
                                     December 31,       December 31,
                                        2001                2000
                                   -------------       --------------
Revenue:
            Insurance              $   7,884,000       $    5,581,000
            Financial services        17,588,000           12,123,000
            Telecommunications        20,892,000           13,611,000
            Technology                 7,675,000            1,284,000
            Logistics                  4,914,000                    -
                                   -------------       --------------
                                   $  58,953,000       $   32,599,000
                                   -------------       --------------

Operating income (loss):
            Insurance              $  (1,454,000)      $   (4,827,000)
            Financial services        (1,210,000)              23,000
            Telecommunications         2,046,000              184,000
            Technology                 1,375,000             (621,000)
            Logistics                    988,000                    -
                                   -------------       --------------
                                   $   1,745,000       $   (5,241,000)
                                   -------------       --------------


Depreciation and amortization:
            Insurance              $     276,000       $      178,000
            Financial services           395,000              140,000
            Telecommunications           570,000              109,000
            Technology                   230,000               21,000
            Logistics                     39,000                    -
                                   -------------       --------------
                                   $   1,510,000       $      448,000
                                   -------------       --------------

Capital expenditure:
            Insurance              $   1,208,000       $      453,000
            Financial services            21,000              580,000
            Telecommunications            11,000              797,000
            Technology                   461,000               25,000
            Logistics                    437,000                   -
                                   -------------       --------------
                                   $   2,138,000       $    1,855,000
                                   -------------       --------------

                                                 As of
                                                 -----
                                    December 31,        December 31,
                                        2001               2000
                                   --------------      --------------
Total assets:
            Insurance              $  12,288,000       $    8,324,000
            Financial services        28,149,000           19,457,000
            Telecommunications        29,615,000           13,555,000
            Technology                 8,777,000            2,084,000
            Logistics                  3,936,000                    -
                                   -------------       --------------
                                   $  82,765,000       $   43,420,000
                                   -------------       --------------

Geographic areas:
  Property and equipment:
            United States          $  18,696,000       $    3,575,000
            Canada                     6,123,000            2,986,000
                                   -------------       --------------
                                   $  24,819,000       $    6,561,000
                                   -------------       --------------

Apart from $138,000 of revenues generated in Canada in the three months ended December 31, 2001, all revenues during the three months ended December 31, 2001 and 2000 were generated from clients within the United States.

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     References to a given fiscal year in this Quarterly Report on Form 10-Q are to the fiscal year ending on September 30th of that year. For example, the phrases "fiscal 2001" or "2001 fiscal year" refer to the fiscal year ended September 30, 2001.

     From time to time, we may publish statements which are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new services and products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to: reliance on principal client relationships in the telecommunications, financial services, insurance, technology and logistics industries; fluctuations in quarterly results of operations due to the timing of clients' telemarketing campaigns, the commencement and expiration of contracts, the timing of opening new customer interaction centers and expansion of existing customer interaction centers, the amount of new business generated by us, changes in our revenue mix among our various clients, bonus arrangements continuing to be negotiated with clients, and if negotiated, any amounts being earned, the timing of additional selling, general and administrative expenses to acquire and support such new business; changes in competitive conditions affecting the customer relationship management ("CRM") industry; difficulties of managing growth profitably; dependence on the services of our executive officers and other key operations and technical personnel; changes in the availability of qualified employees; fluctuations in US dollar and Canadian dollar exchange rates; performance of automated call-processing systems and other technological factors; reliance on independent long-distance companies; changes in government regulations affecting the teleservices and telecommunications industries; competition from other outside providers of CRM services and in-house CRM operations of existing and potential clients; local, regional and national economic and political conditions; the impact and uncertainties created by the September 11, 2001 terrorist attacks and the consequences of any future terrorist attacks; competition from providers of other marketing formats, such as direct mail and emerging strategies such as interactive shopping and marketing over the Internet; and realization of revenues and unexpected expenses.

Overview

     We are a leading provider of high-quality outsourced CRM services, offering customer interaction solutions that permit our clients to more effectively manage their relationships with their customers. We operate over 5,500 workstations in our network of 23 customer interaction centers in the United States and Canada plus 97 workstations in our quality control center. We have developed strategic relationships with market leaders in the telecommunications, financial services, insurance, technology and logistics industries. Our blue chip client base includes Aegon, AT&T, Citibank, FirstUSA, MCI, Microsoft, Nextel, Chase and UPS. We distinguish ourselves through our vertical industry expertise, well-trained workforce and integrated customized technology solutions designed to meet the rigorous demands of our clients. We have established a strong track record of consistent growth with revenues growing at a compound annual growth rate of over 40% from $32.3 million in fiscal 1996 to $175.2 million in fiscal 2001. Revenues for the three months ended December 31, 2001 were $59.0 million.

     Our clients include local, long-distance and wireless telecommunications companies, credit card issuers, banks and other financial and membership service institutions, and insurance, technology and logistics companies in the United States and Canada. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients. For the three months ended December 31, 2001, two clients accounted for 19.5% and 13.0%, respectively, of our revenues. For the three months ended December 31, 2000, four clients accounted for 20.4%, 14.8%, 14.2% and 11.0%, respectively, of our revenues. The volume of work performed for specific clients may vary from period to period.

     We recognize revenue from most of our CRM programs as they are performed, based on pre-determined contracted chargeable rates that may include a base rate per hour plus a higher rate or "bonus" rate if we meet pre-determined objective performance criteria. These objective performance criteria include such items as sales generated during a defined period. The applicability of a higher "bonus" rate per hour is known to us at the time we generate a client invoice and we recognize the corresponding revenue in accordance with our client agreements. Revenues earned under

"bonus" arrangements were $171,000 and $2,248,000 for the three months ended December 31, 2001 and 2000, respectively. Certain bonuses are discretionary and determined solely by the client. These bonuses are recorded as revenue only when the client made the determination in writing to make this payment and communicated this determination to us. One client provided significant client determined bonuses in fiscal 2001. Discretionary bonuses of $40,000 and $1,250,000 were recorded for the three months ended December 31, 2001 and 2000, respectively. In certain other programs, revenues are determined solely by our performance levels, in which case we recognize revenue from these CRM services based on achieving sales or other client determined criteria specified in the contract. We believe that our revenue recognition policies are in accordance with Staff Accounting Bulletin No. 101.

     Our cost of services includes costs incurred at our customer interaction centers including labor and associated benefits and taxes, telecommunication costs, rents, utilities, maintenance and depreciation of property and equipment.

     We have received cash incentives to offset various start-up, payroll, and operating costs associated with operating customer interaction centers from several Canadian provincial governments and local authorities in both the United States and Canada which totaled $1.7 million in fiscal 2001 and $1.8 million in fiscal 2000. In the three months ended December 31, 2001 and 2000, we received cash incentives of $491,000 and $350,000, respectively. In addition, we expect to receive an additional $1,382,000 over approximately the next two years.

     Three of the grants are in the form of forgivable loans. Amounts received under these loans have been recorded as liabilities. The loans are forgiven quarterly, based on the number of payroll hours incurred. We recognize the portion of the loan forgiven as an offset to payroll and start-up costs. In addition, the loans contain a provision requiring us to repay these funds to the respective authorities if certain events occur, including if we become bankrupt, close the customer interaction center related to the grant or no longer meet other requirements established in the loan. We have recorded the amounts forgiven under these loans as offsets to payroll and start-up costs because the contingency for potential repayment is controlled solely by us. Management believes that we have the ability to keep these centers open at the required employment levels by routing any of our existing business through these centers. For the remaining grants, we record a grant receivable for qualified expenditures made but not yet reimbursed by the granting authority, and a liability for grant reimbursements received for which we have not fulfilled our obligations under the applicable grant. In addition, one grant provided that a portion of the amount be used as a reimbursement for leasehold improvements. As such, this amount was deducted from property and equipment. We recorded offsets to costs incurred for the grants received for our Saint John, Sault Ste. Marie, Sarnia, Thunder Bay and Harlingen customer interaction centers of $115,000 for the three months ended December 31, 2001. At December 31, 2001 and 2000, we had grants receivable of $273,000 and $548,000, respectively, which are included in other receivables in the accompanying consolidated balance sheets. We expect to record up to an additional $1.4 million under these grants over approximately the next two years.

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

Results of Operations

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

Revenues - Revenues increased to $58,953,000 for the three months ended December 31, 2001 from $32,599,000 for the three months ended December 31, 2000, an increase of $26,354,000 or 80.8%. Of this increase in revenues, approximately $13,193,000 was attributable to increased calling volumes from existing clients and $13,161,000 was attributable to new clients.

Cost of Services - Cost of services increased to $47,738,000 for the three months ended December 31, 2001 from $28,728,000 for the three months ended December 31, 2000. As a percentage of revenues, cost of services decreased to 81.0% for the three months ended December 31, 2001 as compared to 88.1% for the three months ended December 31, 2000. The decrease in cost of services as a percentage of revenues during the three months ended December 31, 2001, is attributable to existing call centers regaining acceptable levels of utilization as compared to the reduced volumes of insurance work we received during the three months ended December 31, 2000 and the resulting revenue decline, while still incurring the costs associated therewith.

Selling, General and Administrative - Selling, general and administrative expense increased to $9,772,000 for the three months ended December 31, 2001 from $8,244,000 for the three months ended December 31, 2000. As a percentage of revenues, selling, general and administrative expense decreased to 16.6% for the three months ended December 31, 2001 from 25.3% for the three months ended December 31, 2000. The decrease was primarily the result of having incurred costs in the three months ended December 31, 2000 to support projected new revenue opportunities and the reduced revenues related to the reduced volume of insurance work, as well as better utilization of our infrastructure in the three months ended December 31, 2001.

Special Charge - In the three months ended December 31, 2001, we recognized a $302,000 reversal of the special charge of $868,000 that we recognized in the three months ended December 31, 2000. The original charge was the result of resizing the cost structure dedicated to a major client in our insurance sector which significantly reduced the telemarketing campaigns that we had been engaged to perform. Specifically, we closed several customer interaction centers and reduced the associated infrastructure. We also renegotiated our contract with this client to establish agreed upon levels of volume through December 31, 2001. The reversal of expense related to our cancellation of a customer interaction center lease for $200,000, which is $302,000 less than the balance of future lease payments accrued for and recorded as a special charge during the three months ended December 31, 2000.

Equity in Losses of Joint Venture - This reflects our portion of the losses of our start-up Internet joint venture, 365biz.com, under the equity method of accounting. During fiscal 2001, the joint venture's operations were discontinued, and the remaining net investment in/advances to the joint venture were written off.

Other expense - This reflects the charges related to our hedge against foreign currency exchange fluctuations that were unexercised and changes in the fair value of the derivative. Interest Expense (Income), net - Interest expense for the three months ended December 31, 2001 was $146,000 incurred on borrowings on our line of credit, capital lease facilities and notes payable. Net interest income for the three months ended December 31, 2000, was $60,000 and was earned on a certain accounts receivable less interest incurred on borrowings on our line of credit.

Income Tax Expense (Benefit) - Income tax expense for the three months ended December 31, 2001 was $597,000 and income tax benefit for the three months ended December 31, 2000 was $2,036,000, and represents income taxes based upon an effective tax rate of 39.0% and 38.2%, respectively. This tax rate is reflective of both the Federal tax rates and the state and provincial tax rates in effect where we do business coupled with certain implemented tax planning strategies.

Liquidity and Capital Resources

     On March 30, 2001, we sold 1,818,182 shares of common stock at the then-current market price of $5.50 per share, which after deduction of expenses provided net proceeds of approximately $9.9 million. On September 28, 2001 we sold 2,426,982 units, each unit comprised of one share of common stock and one-third of a warrant to purchase an additional share at $12.00 per share, for the price of approximately $9.64 per unit. These warrants, as well as 121,349 warrants issued to the placement agent on the same terms and conditions, are exercisable at any time prior to September 28, 2006. After deduction of expenses, the sale of the units provided net proceeds of approximately $21.9 million. On October 26, 2001, we raised net proceeds of approximately $2.0 million in a private placement financing in which we sold an additional 217,804 units on substantially the same terms and conditions as units sold on September 28, 2001. We also issued to these investors additional warrants to purchase 10,890 shares of our common stock in consideration for their purchasing the units in the private placement.

     In September 2000, March 2001, August 2001, September 2001 and December 31, 2001 we amended our credit facility with PNC Bank, National Association ("PNC"), originally entered into on March 21, 1997. The amount available under the credit facility is $20 million. The interest rate on outstanding balances under the credit facility is the lower of the LIBOR rate plus 250 basis points and PNC's prime rate minus 100 basis points. PNC has a first priority security interest in substantially all of our assets to secure our obligations under the credit facility. The credit facility has recently been extended through March 31, 2002. We believe that the credit facility will be renewed at that time or alternative financing will be available on similar terms. The credit facility contains financial covenants and certain restrictions which restrict our ability to incur additional debt or dispose of our assets. At December 31, 2001, we were not in compliance with a covenant for which a waiver was granted by PNC. As of December 31, 2001, we had $3.7 million outstanding on our credit facility.

     Under a separate agreement with PNC we had up to $5 million available for leasing customer interaction center equipment. The agreement, which expired on September 30, 2000, was renewed for a further 90 days for an additional $5 million and required that the leases be operating in nature and not exceed 60 months. Under this agreement, as of December 31, 2001, we entered into operating leases for equipment with an aggregate total cost of $5.4 million. Previously, under similar separate agreements with PNC we entered into operating leases for equipment with an aggregate total cost of $9.6 million under similar terms.

     In June 1999, RMH International entered into an agreement with GATX Technology Finance Inc. for a $5.0 million CDN lease facility which was increased in September 1999 to $10.0 million CDN. During fiscal 2000 this facility was increased by $15.0 million CDN to $25.0 million CDN. Under the terms of this lease facility, leases must meet the accounting definition of an operating lease with rent to be paid over a period not to exceed 60 months. As of December 31, 2001, we have entered into operating leases for equipment under this agreement with an aggregate total cost of $28.8 million CDN ($18.1 million
US).

     Net cash used in operating activities was approximately $381,000 and $5.5 million in the three months ended December 31, 2001 and 2000, respectively. The cash used in operations in the three months ended December 31, 2001 resulted from our net income for the period coupled with a decrease in our accounts receivable and offset by an increase in prepaid expenses and other assets and a decrease in accounts payable and accrued expenses. The cash used in operations in the three months ended December 31, 2000 resulted from our loss for the period coupled with an increase in our accounts receivable and prepaid expenses partially offset by an increase in accounts payable and accrued expenses.

     Our CRM services operations will continue to require significant capital expenditures. Our capital expenditures were $2.1 million in the three months ended December 31, 2001 and $1.9 million in the three months ended December 31, 2000. We financed equipment under operating leases totaling $7.1 million in the three months ended December 31, 2000. We did not enter into any new operating lease agreements during the three months ended December 31, 2001. We expect to lease equipment valued at approximately $10 million to $20 million under our capital lease facilities during our 2002 fiscal year.

     We believe that our current cash balances and the amounts available to us under our credit and lease facilities, will be sufficient to finance our current operations and planned capital expenditures at least through December 31, 2002.

     We had a joint venture with Advanta Partners LP, a venture capital firm affiliated with Advanta Corp., a financial services company based in Spring House, Pennsylvania, called 365biz.com LP. This joint venture provided Web design, hosting, internet and e-mail access and membership services to small and medium sized businesses that had no web presence. Based on the terms of the amended limited partnership agreement for 365biz.com, we were committed to provide the joint venture capital funding of $1.1 million. During fiscal 2001, the joint venture's operations were discontinued, and the remaining net investment in and advances to the joint venture were written off. The joint venture represented $10,000 of our net revenues for the three months ended December 31, 2000 and none of our revenues for the three months ended December 31, 2001.

     On July 19, 2001, we borrowed $5 million from Special Investment Risks, Ltd., an affiliate of Jeffrey J. Jensen, one of our directors, and repaid it, plus interest totaling $90,000, on October 4, 2001. We obtained this short term loan rather than seeking an increase to our credit line with PNC because we believed the terms of this loan were more favorable to us than the terms that would have been offered by PNC. The proceeds from this loan were used for working capital purposes.

     In August 1999, we entered into a contract with a new client to provide in-bound teleservices over a four-year period. In connection with the execution of this contract, we made a $2,000,000 up-front payment to the client during the three months ended September 30, 1999 and an additional $1,000,000 payment in the three months ended December 31, 1999. Also, in the three months ended March 31, 2001, we provided consideration of $1,600,000 to extend the contract for an additional two years. In November 2001, we entered into a new contract with the client to provide customer care solutions over a five-year period. In connection with the execution of this contract, we provided consideration of $2,000,000 to the client during the three months ended December 31, 2001. These amounts are refundable on a pro-rata basis over the contract term if the agreement is terminated. These amounts are included in other current and non-current assets in the accompanying consolidated balance sheets, and are being amortized against revenues over the contract term. In addition, we were obligated to develop a voice response unit application to be used in providing certain services to the client. We invested $1,300,000 throughout fiscal 2001 and 2000 related to the development of this application. We have included these costs in property and equipment in the accompanying consolidated balance sheet. We are depreciating this asset over the term of the original contract. We are recovering the costs incurred to develop this asset through billings to the client based on usage of the application.

Segment information
-------------------

We operate in five business segments as follows:


Telecommunications
The telecommunications segment provides a variety of CRM services for the nation's leading local, long-distance and wireless telecommunications companies.

Financial services
The financial services segment provides CRM services to several of the largest credit card issuers, banks and other financial and membership service institutions in the United States. Our services include customer account acquisition and retention programs, programs to sell credit card enhancement features such as higher credit limits, lower interest rates and lower fees and discounts on selected goods and services purchased through a variety of interest group clubs. We also have programs to cross-sell additional services such as home equity loans and related banking services.

Insurance
The insurance segment provides CRM services to the insurance industry in the United States. On behalf of our clients, we market such products as accidental death and dismemberment policies, graded benefit life insurance and other niche insurance products.

Technology
The technology segment was formed in August 2000 and presently provides CRM services to one of the nation's leading technology companies, primarily in the areas of hardware, software and internet support.

Logistics
The logistics sector provides CRM services to the logistics sector through a multi-year agreement with one major client. Our CRM services for this client include package tracking, shipping instructions and general customer service. Our customer interaction centers servicing this client are staffed 24 hours a day with both English-speaking and Spanish-speaking CRM representatives.

The reportable segments have been identified as they serve separate industry segments. The accounting policies of the reportable segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal 2001. We evaluate the performance of the operating segments based on operating income (loss) and corporate assets and costs are allocated to the segments based upon segment revenue. Intersegment sales and transfers are not significant.

Financial information for each business segment as of December 31, 2001 and 2000 and for the three months then ended is as follows:

                                     Three months ended
                                     ------------------
                                 December 31,    December 31,
                                    2001             2000
                                 ------------    ------------
Revenue:
     Insurance                   $  7,884,000    $  5,581,000
     Financial services            17,588,000      12,123,000
     Telecommunications            20,892,000      13,611,000
     Technology                     7,675,000       1,284,000
     Logistics                      4,914,000               -
                                 ------------    ------------
                                 $ 58,953,000    $ 32,599,000
                                 ------------    ------------

Operating income (loss):
     Insurance                   $ (1,454,000)   $ (4,827,000)
     Financial services            (1,210,000)         23,000
     Telecommunications             2,046,000         184,000
     Technology                     1,375,000        (621,000)
     Logistics                        988,000               -
                                 ------------    ------------
                                 $  1,745,000    $ (5,241,000)
                                 ------------    ------------


Depreciation and amortization:
     Insurance                   $    276,000    $    178,000
     Financial services               395,000         140,000
     Telecommunications               570,000         109,000
     Technology                       230,000          21,000
     Logistics                         39,000               -
                                 ------------    ------------
                                 $  1,510,000    $    448,000
                                 ------------    ------------

Capital expenditure:
     Insurance                   $  1,208,000    $    453,000
     Financial services                21,000         580,000
     Telecommunications                11,000         797,000
     Technology                       461,000          25,000
     Logistics                        437,000               -
                                 ------------    ------------
                                 $  2,138,000    $  1,855,000
                                 ------------    ------------

                                            As of
                                            -----
                                 December 31,    December 31,
                                     2001           2000
                                 ------------    ------------
Total assets:
     Insurance                   $ 12,288,000    $  8,324,000
     Financial services            28,149,000      19,457,000
     Telecommunications            29,615,000      13,555,000
     Technology                     8,777,000       2,084,000
     Logistics                      3,936,000               -
                                 ------------    ------------
                                 $ 82,765,000    $ 43,420,000
                                 ------------    ------------

Geographic areas:
  Property and equipment:
     United States               $ 18,696,000    $  3,575,000
     Canada                         6,123,000       2,986,000
                                 ------------    ------------
                                 $ 24,819,000    $  6,561,000
                                 ------------    ------------

Apart from $ 138,000 of revenues generated in Canada in the three months ended December 31, 2001, all revenues during the three months ended December 31, 2001 and 2000 were generated from clients within the United States.

Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of and resolves significant implementation issues related to SFAS No.
121. SFAS No. 144 supersedes SFAS No. 121 and Accounting Practices Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We are required to adopt SFAS No. 144 for the fiscal year ending September 30, 2003; however, early application is permitted. Management does not believe that the adoption of SFAS No. 144 will have a material impact on the results of operations.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill ceased on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001, will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. As we currently have no goodwill in the accompanying consolidated balance sheet and have not consummated any acquisitions, the adoption of these pronouncements will not have an impact on our historical financial position or results of operations.

     The Emerging Issues Task Force ("EITF") reached a consensus on accounting for certain sales incentives ("EITF Issue No. 00-14"). The EITF consensus is that when recognized, the reduction in or refund of the selling price of a product or service resulting from any cash sales incentives should be classified as a reduction of revenue. We made up-front cash payments to two clients in connection with obtaining a contract with one client and amending a contract to include minimum revenues for another client. Historically, we capitalized up-front payments and amortized the deferred asset as a charge to cost of services over the contract period. EITF Issue No. 00-14 is effective for annual or interim financial statements for periods beginning after December 15, 2001. We adopted EITF Issue No. 00-14, as codified by EITF 01-09, for the three months ended December 31, 2001. As such, the financial statements for the three months ended December 31, 2000 have been reclassified. Amortization of capitalized costs for the three months ended December 31, 2000 of $300,000 was reclassified from cost of services to a reduction of revenue. Amortization for the three months ended December 31, 2001 was $283,000.

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

     We mitigate default risk by investing in only the highest quality securities. As of December 31, 2001 we had no cash equivalents. As of December 31, 2000, our cash equivalents consisted of approximately $1,839,000 invested in domestic money market accounts.

     We have additional exposure to the risk of changes in interest rates as they relate to our variable-rate line of credit. As of December 31, 2001 and 2000 we had $3,681,000 and $3,938,000, respectively, outstanding under this line of credit.

Foreign currency exchange rate risk. We are exposed to foreign currency fluctuation relating to our Canadian subsidiary, RMH International. In November 2001, we entered into an arrangement with PNC whereby we have the option to purchase a fixed amount of Canadian currency at a fixed rate in two-week intervals covering 52 weeks. Conversely, we may be required by PNC to deliver the same amount of Canadian currency at a fixed rate in two-week intervals covering the same 52 week period. This arrangement sets a minimum or "floor" rate at which we can purchase the fixed amount of Canadian currency from PNC. This arrangement also sets a maximum or "ceiling" rate at which we must sell the fixed amount of Canadian currency to PNC. Should the exchange rate fall below this "floor," we will exercise our call option to purchase Canadian currency at the "floor" rate. Should the exchange rate rise above this "ceiling," PNC will require us to deliver Canadian currency at the "ceiling" rate. As a result, foreign currency risk for the fixed amount outside the "collar" established by this arrangement has been eliminated.

PART II:  OTHER INFORMATION

Item 1:    Legal Proceedings.
              We have from time to time become involved in litigation incidental to our business activities. However, we are not currently subject to any material legal proceedings.

Item 2:    Changes in Securities and Use of Proceeds.
           a. None.
           b. None.
           c. On October 26, 2001, we sold 217,804 units, each unit comprising one share of common stock and one-third of a warrant to purchase an additional share at $12.00 per share, for the price of approximately $9.64 per unit, which after deduction of expenses provided net proceeds of approximately $2.0 million. These warrants are exercisable at any time prior to September 28, 2006. We also issued to these investors additional warrants to purchase 10,890 shares of our common stock in consideration for their purchasing the units in the private placement. These sales to accredited investors on October 26, 2001 were completed under Rule 506 of the Securities Act of 1933.

Item 3:    Defaults upon Senior Securities.
              None.

Item 4:    Submission of Matters to a Vote of Security Holders.
              Not applicable.

Item 5:    Other Information.
              None.

Item 6:    Exhibits and Reports on Form 8-K.

              a. Exhibits
                 See attached.

              b. Reports on Form 8-K:
                 We filed a Current Report on Form 8-K on October 12, 2001, announcing that we had raised approximately $2,000,000 in a private placement financing.

                 We filed a Current Report on Form 8-K on November 14, 2001, solely for the purpose of filing the press releases included as exhibits to that report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              RMH Teleservices, Inc.
                                              (Registrant)


DATED:    February 14, 2002                   BY:  /s/ John A. Fellows
                                                  ------------------------------
                                                  John A. Fellows
                                                  Chief Executive Officer

DATED:    February 14, 2002                   BY:  /s/ J. Scot Brunke
                                                  ------------------------------
                                                  J. Scot Brunke
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

DATED:    February 14, 2002                   BY:  /s/ Andrew I. Bronstein
                                                  ------------------------------
                                                  Andrew I. Bronstein
                                                  Senior Vice President
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX

   Exhibit
     No.

    10.1 Form of loan agreement (the "Loan Agreement") dated as of December 15, 2001 by and between the Company and certain employees of the Company.

    10.2 Form of promissory note (the "Note") dated December 15, 2001 from certain employees of the Company payable to the Company.

    10.3 Form of the amendment to the promissory note (the "Amendment") dated as of February 8, 2002 by and between the Company and certain employees of the Company.