Form 10-K/A
period 2001-09-30
RMH TELESERVICES INC
filed 2002-05-13
CIK 1017958

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K/A*
                                Amendment No. 1

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


*This Amendment No. 1 to RMH Teleservices, Inc.'s (the "Company") Annual Report on Form 10-K is being filed solely for the purpose of filing Exhibit Nos. 21 and 23 which were inadvertantly omitted from the Company's Annual Report on Form 10-K filed on December 24, 2001.


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

                                   RMH TELESERVICES, INC.



Dated:  May 13, 2002               By:  /s/ J. Scot Brunke
                                      ---------------------------------------
                                      J. Scot Brunke
                                      Chief Financial Officer

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