Form 10-Q
period 2002-03-31
RMH TELESERVICES INC
filed 2002-05-15
CIK 1017958

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:   March 31, 2002

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

                  15 Campus Boulevard, Newtown Square, PA 19073
              (Address of principal executive offices and zip code)

                                 (610) 325-3100
              (Registrant's telephone number, including area code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes    X         No ____
                                        -----


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 13,683,915 shares of common stock outstanding as of May 13, 2002.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                                           Page
                                                                                          Number
                                                                                          ------
PART I.    FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets at
         March 31, 2002 and September 30, 2001.......................................         3

         Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 2002 and 2001..................................         4

         Condensed Consolidated Statements of Operations for the
         Six Months Ended March 31, 2002 and 2001....................................         5

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended March 31, 2002 and 2001....................................         6

         Condensed Consolidated Statements of Shareholders' Equity for the
         Six Months Ended March 31, 2002.............................................         7

         Notes to Condensed Consolidated Financial Statements........................         8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...............................        15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................        24


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................        25

Item 2.  Changes in Securities and Use of Proceeds...................................        25

Item 3.  Defaults Upon Senior Securities.............................................        25

Item 4.  Submission of Matters to a Vote of Security Holders.........................        25

Item 5.  Other Information...........................................................        25

Item 6.  Exhibits and Reports on Form 8-K............................................        25


SIGNATURES...........................................................................        26

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (unaudited)

                                                                 March 31,           September 30,
                                                                   2002                 2001
                                                              ------------         ---------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                $    205,000          $   6,346,000
     Accounts receivable, net of
        allowance for doubtful accounts
        of $3,336,000 and $753,000,
        respectively                                            31,521,000             33,056,000
     Refundable income taxes                                     1,596,000              2,536,000
     Other receivables                                           1,117,000              5,491,000
     Prepaid expenses and other current
        assets                                                   5,350,000              2,532,000
     Deferred income taxes                                               -              2,874,000
                                                              ------------          -------------
        Total current assets                                    39,789,000             52,835,000
                                                              ------------          -------------


PROPERTY AND EQUIPMENT                                          44,705,000             37,124,000
       Less - Accumulated depreciation
        and amortization                                       (16,266,000)           (13,233,000)
                                                              ------------          -------------
        Net property and equipment                              28,439,000             23,891,000
                                                              ------------          -------------


DEFERRED INCOME TAXES                                            6,897,000                      -

OTHER ASSETS                                                    10,848,000              4,819,000


                                                              ------------          -------------
                                                              $ 85,973,000          $  81,545,000
                                                              ============          =============

                                                                March 31,           September 30,
                                                                  2002                  2001
                                                              ------------          -------------
LIABILITIES AND
SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Credit line                                               $  7,204,000          $           -
    Note payable to related party                                        -              5,000,000
    Current portion of capital leases                            1,761,000              1,394,000
    Current portion of notes payable                                94,000                 92,000
    Accounts payable                                             8,399,000              8,121,000
    Income taxes payable                                           123,000                104,000
    Accrued expenses                                            12,071,000             10,076,000
    Deferred income taxes                                           54,000                 54,000
                                                              ------------          -------------
        Total current liabilities                               29,706,000             24,841,000
                                                              ------------          -------------


LONG-TERM LIABILITIES:
    Notes payable                                                  319,000                371,000
    Capital leases                                               3,956,000              3,794,000
    Deferred income taxes                                            5,000                112,000
                                                              ------------          -------------
        Total long-term liabilities                              4,280,000              4,277,000
                                                              ------------          -------------

SHAREHOLDERS' EQUITY:
    Common stock
        13,560,300 and 13,192,520
        shares issued and outstanding, respectively             79,462,000             77,315,000
    Common stock warrants                                        7,641,000              6,647,000
    Deferred compensation                                       (1,058,000)            (1,422,000)
    Accumulated deficit                                        (34,006,000)           (29,987,000)
    Accumulated other comprehensive loss                           (52,000)              (126,000)
                                                              ------------          -------------
        Total shareholders' equity                              51,987,000             52,427,000
                                                              ------------          -------------
                                                              $ 85,973,000          $  81,545,000
                                                              ============          =============

The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report on Form 10-K/A are an integral part of these condensed consolidated financial statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                               For the Three Months Ended
                                                                         March 31,
                                                            --------------------------------
                                                                2002                2001
                                                            ------------        ------------
NET REVENUES                                                $ 59,208,000        $ 42,777,000
                                                            ------------        ------------

OPERATING EXPENSES:
  Cost of services                                            46,710,000          34,102,000
  Selling, general and administrative                         20,269,000           8,512,000
                                                            ------------        ------------
     Total operating expenses                                 66,979,000          42,614,000
                                                            ------------        ------------

     Operating income (loss)                                  (7,771,000)            163,000

EQUITY IN LOSSES OF JOINT VENTURE                                      -             (98,000)

OTHER EXPENSES:
  Other expense                                                  150,000                   -
  Interest expense (income), net                                 201,000              (7,000)
                                                            ------------        ------------
     Income (loss) before income taxes                        (8,122,000)             72,000

INCOME TAX BENEFIT                                             3,168,000              15,000

                                                            ------------        ------------
NET INCOME (LOSS)                                           $ (4,954,000)       $     87,000
                                                            ============        ============

BASIC INCOME (LOSS) PER COMMON SHARE                              ($0.38)       $       0.01
                                                            ============        ============

DILUTED INCOME (LOSS) PER COMMON SHARE                            ($0.38)       $       0.01
                                                            ============        ============

SHARES USED IN COMPUTING BASIC
  INCOME (LOSS) PER COMMON SHARE                              13,183,000           8,404,000
                                                            ============        ============

SHARES USED IN COMPUTING DILUTED
  INCOME (LOSS) PER COMMON SHARE                              13,183,000           8,938,000
                                                            ============        ============

The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report on Form 10-K/A are an integral part of these condensed consolidated financial statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                For the Six Months Ended
                                                                        March 31,
                                                            --------------------------------
                                                                2002                2001
                                                            -------------       ------------
NET REVENUES                                                $ 118,161,000       $ 75,376,000
                                                            -------------       ------------

OPERATING EXPENSES:
  Cost of services                                             94,448,000         62,830,000
  Selling, general and administrative                          30,041,000         16,756,000
  Special charge (benefit)                                       (302,000)           868,000
                                                            -------------       ------------
     Total operating expenses                                 124,187,000         80,454,000
                                                            -------------       ------------

     Operating loss                                            (6,026,000)        (5,078,000)

EQUITY IN LOSSES OF JOINT VENTURE                                       -           (248,000)

OTHER EXPENSES:
  Other expense                                                   217,000                  -
  Interest expense (income), net                                  347,000            (67,000)
                                                            -------------       ------------
     Loss before income taxes                                  (6,590,000)        (5,259,000)

INCOME TAX BENEFIT                                              2,571,000          2,051,000

                                                            -------------       ------------
NET LOSS                                                     $ (4,019,000)      $ (3,208,000)
                                                            =============       ============

BASIC LOSS PER COMMON SHARE                                        ($0.31)            ($0.38)
                                                            =============       ============

DILUTED LOSS PER COMMON SHARE                                      ($0.31)            ($0.38)
                                                            =============       ============

SHARES USED IN COMPUTING BASIC
  LOSS PER COMMON SHARE                                        12,969,000          8,385,000
                                                            =============       ============

SHARES USED IN COMPUTING DILUTED
  LOSS PER COMMON SHARE                                        12,969,000          8,385,000
                                                            =============       ============

The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report on Form 10-K/A are an integral part of these condensed consolidated financial statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   For the Six Months Ended
                                                                                           March 31,
                                                                                ------------------------------
                                                                                    2002              2001
                                                                                ------------      ------------
OPERATING ACTIVITIES:
   Net loss                                                                     $ (4,019,000)     $ (3,208,000)
   Adjustments to reconcile net loss to net cash used in
   operating activities-
     Amortization of deferred compensation                                           307,000           142,000
     Other stock-based compensation charge                                           144,000                 -
     Depreciation and amortization                                                 3,147,000         1,033,000
     Provision for doubtful accounts                                               3,942,000           442,000
     Equity in losses of joint venture                                                     -           248,000
     Deferred income taxes                                                        (4,130,000)          (14,000)
     Tax benefit from stock option exercises                                         667,000            34,000

     Changes in operating assets and liabilities-
       Accounts receivable                                                        (2,407,000)       (8,486,000)
       Prepaid expenses, refundable income taxes, other
           receivables and other current assets                                    2,496,000        (3,923,000)
       Other assets                                                               (6,029,000)       (1,934,000)
       Accounts payable, accrued expenses and income taxes payable                 2,292,000         4,338,000
                                                                                ------------      ------------
           Net cash used in operating activities                                  (3,590,000)      (11,328,000)
                                                                                ------------      ------------

INVESTING ACTIVITIES:
     Purchases and development of property and equipment                          (6,427,000)       (5,575,000)
                                                                                ------------      ------------

FINANCING ACTIVITIES:
     Net proceeds from line of credit                                              7,204,000        12,777,000
     Proceeds from (repayments on) notes payable                                  (5,050,000)          500,000
     Capital lease payments                                                         (739,000)         (212,000)
     Common stock and warrants issued and options exercised                        2,387,000         9,979,000
                                                                                ------------      ------------
         Net cash provided by financing activities                                 3,802,000        23,044,000
                                                                                ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES                                                       74,000           (29,000)

                                                                                ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (6,141,000)        6,112,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     6,346,000         5,210,000

                                                                                ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $    205,000      $ 11,322,000
                                                                                ============      ============

The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report on Form 10-K/A are an integral part of these condensed consolidated financial statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (unaudited)

                                                                                                          Accumulated
                                                                                                             Other        Total
                                             Common Stock      Common Stock    Deferred    Accumulated   Comprehensive Shareholders'
                                             ------------
                                          Shares      Amount     Warrants    Compensation    Deficit          Loss         Equity
                                        --------------------------------------------------------------------------------------------
Balance, September 30, 2001             13,192,520 $77,315,000  $6,647,000   ($1,422,000)  ($29,987,000)   ($126,000)   $52,427,000

 Net loss                                        -           -           -             -     (4,019,000)           -     (4,019,000)

 Foreign currency translation
  adjustment                                     -           -           -             -              -       74,000         74,000

 Proceeds from sale of common stock
  and warrants, net of offering costs      217,804     756,000     994,000             -              -            -      1,750,000

 Stock-based compensation charge                 -     144,000           -             -              -            -        144,000

 Capital contribution                            -      12,000           -             -              -            -         12,000

 Exercise of common stock options          163,309     625,000           -             -              -            -        625,000

 Forfeiture of restricted stock            (13,333)    (57,000)          -        57,000              -            -              -

 Tax benefit from stock option
  exercises                                      -     667,000           -             -              -            -        667,000

 Amortization of deferred
  compensation                                   -           -           -       307,000              -            -        307,000

                                        -------------------------------------------------------------------------------------------
Balance, March 31, 2002                 13,560,300 $79,462,000  $7,641,000   ($1,058,000)  ($34,006,000)     ($52,000)  $51,987,000
                                        ===========================================================================================

The accompanying notes and the notes to the consolidated financial statements included in the Registrant's Annual Report on Form 10-K/A are an integral part of these condensed consolidated financial statements.

                     RMH TELESERVICES, INC. AND SUBSIDIARIES
                     ---------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION:
------------------------------

         The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows. Operating results for the three and six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2001.

         The Emerging Issues Task Force reached a consensus on accounting for certain sales incentives ("EITF Issue No. 00-14"). The Task Force consensus is that when recognized, the reduction in or refund of the selling price of a product or service resulting from any cash sales incentives should be classified as a reduction of revenue. We made up-front cash payments to two clients in connection with obtaining a contract and amending a contract to include minimum revenues. Historically, we capitalized up-front payments and amortized the deferred asset as a charge to cost of services over the contract period. We adopted EITF Issue No. 00-14, as codified by EITF Issue No. 01-09 on October 1, 2001, and as such, the financial statements for the three and six months ended March 31, 2001 have been reclassified to conform to the current presentation as required. Amortization of capitalized costs for the three and six months ended March 31, 2001 of $363,000 and $663,000, respectively, was reclassified from cost of services to a reduction of revenue. Amortization for the three and six months ended March 31, 2002 was $349,000 and $632,000, respectively.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION:
-------------------------------------------

         For the three and six months ended March 31, 2002 and 2001, we paid interest of $186,000 and $548,000, and $193,000 and $264,000, respectively, and income taxes of $84,000 and $85,000, and $159,000 and $988,000, respectively. We incurred capital lease obligations of $967,000 and $1.3 million during the three and six months ended March 31, 2002, respectively, and $5.6 million during the three and six months ended March 31, 2001, all of which were incurred in the three months ended March 31, 2001.

NOTE 3 - EARNINGS PER SHARE:
---------------------------

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

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations:

                                                               For the Three Months Ended March 31,
                              ------------------------------------------------------------------------------------------------------
                                                    2002                                               2001
                              -----------------------------------------------     --------------------------------------------------
                                 Loss              Shares          Per Share          Income            Shares         Per Share
                              (Numerator)       (Denominator)        Amount        (Numerator)      (Denominator)       Amount
                              ----------        ------------       --------       --------------   ----------------   ----------
Basic income (loss)
    per common share:
    Net income (loss)          ($4,954,000)       13,183,000         ($0.38)      $       87,000          8,404,000        $0.01
                                                                   ========                                           ==========
Effect of dilutive
    securities:
    Stock options                       --                --                                  --            388,000
    Stock warrants                      --                --                                  --                 --
    Restricted stock                    --                --                                  --            146,000
                              ------------      ------------                      --------------   ----------------
Diluted income (loss)
    per common share:
  Net income (loss)and
  assumed conversion
  of dilutive securities       ($4,954,000)       13,183,000         ($0.38)      $       87,000          8,938,000        $0.01
                              ============      ============       ========       ==============   ================   ==========

                                                                For the Six Months Ended March 31,
                              ------------------------------------------------------------------------------------------------------
                                                    2002                                                  2001
                              -----------------------------------------------     --------------------------------------------------
                                 Loss            Shares            Per Share           Loss             Shares         Per Share
                              (Numerator)       (Denominator)        Amount        (Numerator)      (Denominator)       Amount
                              -----------       ------------       --------       --------------   ----------------   ----------

Basic loss per
    common share:
    Net loss                   ($4,019,000)       12,969,000         ($0.31)      ($   3,208,000)         8,385,000       ($0.38)
                                                                   ========                                           ==========
Effect of dilutive
    securities:
    Stock options                       --                --                                  --                 --
    Stock warrants                      --                --                                  --                 --
    Restricted stock                    --                --                                  --                 --
                              ------------      ------------                      --------------   ----------------
Diluted loss per
    common share:
 Net loss and
 assumed conversion
 of dilutive securities        ($4,019,000)       12,969,000         ($0.31)      ($   3,208,000)         8,385,000       ($0.38)
                              ============      ============       ========       ==============   ================   ==========

         Options to purchase approximately 1,022,000 shares of common stock with an average exercise price of $5.15, and restricted stock of 306,667 shares, were outstanding at March 31, 2002, but were not included in the computation of diluted loss per common share computation for the three and six month periods ended March 31, 2002 as the impact would have been anti-dilutive. These securities could potentially dilute the income per share computation in the future. The outstanding options expire at various times through December 2011. On February 28, 2002, we held our Annual Meeting of Shareholders at which the holders of our common stock approved, among other things, a proposal to amend our 1996 Stock Incentive Plan ("Plan") to increase the number of shares available under the Plan from 1,450,000 to 1,950,000. We filed a registration statement on Form S-8 on or about May 15, 2002 to register these additional securities.

Note 4 - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK:
---------------------------------------------------------

          We are dependent on several large clients for a significant portion of our revenues. The loss of one or more of these clients, or our inability to collect amounts owed to us by such clients, could have a material adverse effect on our business. Specifically, a deterioration in the financial condition of WorldCom, Inc., the parent company of one of our customers, MCI (Client A), may adversely affect the collectability of our receivable for MCI as well as the realizability of certain assets relating to existing MCI contracts (See Note 6). If we are unable to collect this receivable, such failure may have a significant negative effect on our results.

          The following table summarizes the percent of net revenues in the six months ended March 31, 2002 and 2001 derived from each client that represented at least 10 percent of net revenues and the amount receivable from each at March 31, 2002 and 2001, respectively:

                                                       Net Revenues
                                                 For the Six Months Ended            Accounts Receivable at
                                                        March 31,                          March 31,
                                              -----------------------------       ---------------------------
                      Segment                    2002             2001                2002            2001
                      -------                 ---------         -----------       -----------       --------
Client A          Telecommunications             19.5%            18.5%             $5,907,000            --

Client B              Technology                 13.5%             *                 3,451,000            *

Client C              Insurance                  11.3%            13.5%              6,562,000    $ 2,370,000

Client D          Telecommunications             10.1%             *                 5,251,000            *

Client E          Telecommunications               *              12.2%                  *          2,031,000

Client F          Financial services               *              10.9%                  *         12,950,000

*Less than 10 percent for the period.

          Client F is BrandDirect Marketing, Inc. Following an evaluation of this client in the third quarter of fiscal 2001, we wrote off $7,014,000 of the client's receivable balance due us and reduced the level of services provided to this client so that we were performing all services on a cash basis. During the three months ended March 31, 2002, we determined that $5,098,000 still due us was doubtful of collection and recorded a charge to write down these remaining receivables.

NOTE 5 - COMPREHENSIVE
INCOME (LOSS): -------------------------------------

         Comprehensive income (loss) includes net income (loss) and gains and losses from foreign currency translation adjustments and changes in the value of our derivatives as disclosed in Note 9.


Our total comprehensive income (loss) is as follows:

                                                 For the Three Months Ended            For the Six Months Ended
                                                         March 31,                             March 31,
                                           -----------------------------------   -----------------------------------
                                                  2002                2001             2002              2001
                                           ---------------     ---------------   ---------------     ---------------
   Net income (loss)                       $ (4,954,000)       $      87,000     $  (4,019,000)       $ (3,208,000)
   Foreign currency translation
     adjustment                                  37,000              (86,000)           74,000             (29,000)
   Changes in value of derivatives                    -                    -                 -                   -
                                           ------------        -------------     -------------       -------------

   Comprehensive income (loss)             $ (4,917,000)       $       1,000     $  (3,945,000)      $  (3,237,000)
                                           ============        =============     =============       =============

         Pursuant to Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," the assets and liabilities of our foreign operations through our wholly owned subsidiary, RMH Teleservices International Inc. ("RMH International") are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average exchange rates for the period. Resulting cumulative translation adjustments are reflected as accumulated other comprehensive income (loss) in the balance sheets.

NOTE 6 - CLIENT CONTRACT:
------------------------

         In August 1999, we entered into a contract with a new client to provide in-bound teleservices over a four-year period. In connection with the execution of this contract, we made a $2,000,000 up-front payment to the client during the three months ended September 30, 1999 and an additional $1,000,000 payment in the three months ended December 31, 1999. Also, in the three months ended March 31, 2001, we provided consideration of $1,600,000 to extend the contract for an additional two years. In November 2001, we entered into a new contract with the client to provide customer care solutions over a five-year period. In connection with the execution of this contract, we provided consideration of $2,000,000 to the client during the three months ended December 31, 2001. These amounts, which totaled $4,189,000 net of amortization at March 31, 2002, are refundable on a pro-rata basis over the contract term if the agreement is terminated. These amounts are included in other current and non-current assets in the accompanying balance sheets, and are being amortized against revenues over the contract term. In addition, we were obligated to develop a voice response unit application to be used in providing certain services to the client. We invested a total of $1,127,000 throughout fiscal 2000 and 2001 related to the development of this application. We have included these costs in property and equipment in the accompanying balance sheet. We are depreciating this asset over the term of the original contract. We are recovering the costs incurred to develop this asset through billings to the client based on usage of the application. As of March 31, 2002 we executed another contract with the same client for which we agreed to provide additional consideration of $4,000,000. As of March 31, 2002 this amount is included in the accompanying balance sheet; however, it is management's belief that this consideration will be renegotiated under more favorable terms than those that exist in the current agreement.

NOTE 7 - SPECIAL CHARGE:
------------------------

         In November 2001, we recognized a $302,000 reversal of the special charge of $868,000 that was originally recorded in December 2000. The charge was the result of resizing the cost structure dedicated to a major client in our insurance sector which significantly reduced its telemarketing campaigns that we had been engaged to perform. Specifically, we closed several customer interaction centers and reduced the associated infrastructure. As a result of the closures, we accrued for the remaining lease payments related to the centers. The reversal of expense during the six months ended March 31, 2002, was a result of the termination of a customer interaction center lease for $200,000, which is $302,000 less than the balance of lease payments accrued for and recorded as a special charge during the six months ended March 31, 2001.

NOTE 8  - RELATED PARTY AND CERTAIN OTHER RELATIONSHIPS:
-------------------------------------------------------

         In December 2001, we made loans to several members of our senior management team totaling $754,000. Each loan is secured by certain common stock held by the employees and provides for personal recourse against the assets of each of the employees. Interest on each loan accrues at a per annum rate which is equal to the prime rate in effect from time to time (such interest rate to change immediately upon any change in prime rate) as published by The Wall Street Journal, and is due and payable annually commencing on December 15, 2002. The principal balance for each loan is due and payable in full on the earliest of November 30, 2010, the date on which the applicable employee sells or otherwise disposes of the shares of common stock awarded under the 2001 Stock Award Plan, or the 12 month anniversary of the date on which the applicable employee resigns or is terminated for cause, as defined. The principal due on these loans at March 31, 2002 is $676,000 and is included in other assets in the accompanying balance sheet.

         We have an arrangement with Excel Global Services Ltd. (Excel) whereby we manage one of its call centers in the United Kingdom. As of September 2001, we agreed to receive from Excel a flat fee of $25,000 per month for the management services we perform. In fiscal 2001 we recognized revenues of $48,000 in regards to management services and referral fees. For the three and six months ended March 31, 2002 we recorded revenues of $75,000 and $156,000, respectively. No services were provided in the three and six months ended March 31, 2001. The arrangement between us and Excel can be terminated at will by either party. The majority shareholder of Excel is a significant shareholder of our Company.

         On July 19, 2001, we issued a $5,000,000 note to an affiliate of a director and significant shareholder. The note bore interest at 8.5% and was to mature on October 24, 2001. In October 2001, the principal and related accrued interest of $90,000 was paid.

         We have a business and financial consulting service agreement with Specialized Teleservices, Inc. ("STI"). STI is a telemarketing company that supplies third-party verification services for telecommunication companies. We provide STI with services such as business consulting, development of internal financial systems, the finding of telemarketing clients, and assisting in reviewing proposed pricing and contract agreements. As compensation for these services, we receive from STI 10% of its gross revenues on a monthly basis plus any out-of-pocket expenses incurred. On December 28, 2001, we agreed to lower this percentage to 3%. The agreement is for successive one-year periods and automatically renews yearly unless either party gives written notice of termination to the other party at least 60 days prior to any such automatic renewal date. STI was incorporated on February 28, 2001 and we loaned STI approximately $515,000 for start-up costs. At March 31, 2002, the receivable due from STI was approximately $985,000 and was included in other assets in the accompanying balance sheets. John A. Fellows, our chief executive officer and a member of our board of directors, is a member of the Board of Directors of STI.

NOTE 9  - FOREIGN CURRENCY TRANSACTIONS:
---------------------------------------

         A portion of our business is performed in Canada and, therefore, our earnings, cash flows, and financial position are exposed to foreign currency risk from foreign currency denominated transactions. Due to the growth of our Canadian operations, we established a policy to minimize our cash flow exposure to adverse changes in currency exchange rates by identifying and evaluating the risk that our cash flows would be affected due to changes in exchange rates and by determining the appropriate strategies necessary to manage such exposures. Our objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection.

         In order to hedge our cash flow economic exposure in Canada, we entered into a series of net purchased foreign currency call options which, if exercised, involve the purchase of Canadian dollars at fixed exchange rates at specified dates through November 4, 2002. These net purchased options are used to hedge certain forecasted transactions. Changes in the time value component of the options have been excluded from the measure of hedge effectiveness and will be reported directly in earnings. Other expense for the three and six months ended March 31, 2002 includes $150,000 and $217,000, respectively, of net losses related to the time value component. There was no gain or loss due to hedge ineffectiveness during the three and six months ended March 31, 2002. There was no gain or loss reclassified from other comprehensive income during the three and six months ended March 31, 2002 as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transaction will not occur.

NOTE 10  - GUARANTEES AND SURETIES:
----------------------------------

         On December 21, 2000, RMH International issued a $800,000 CDN note (approximately $501,000 U.S. dollars). The funds were used to construct a customer interaction center. The note bears interest at 6% and is payable monthly. Interest expense on this note was $15,000 in 2001. The note matures in March 2006. RMH Teleservices Inc. has guaranteed the outstanding payments on the note. Minimum principal payments on this note at September 30, 2001 were as follows: $92,000 in 2002, $98,000 in 2003, $104,000 in 2004, $111,000 in 2005,
and $58,000 in 2006. In addition, RMH Teleservices Inc. regularly provides guarantees on behalf on RMH International as security for liabilities incurred by RMH International in the ordinary course of business. The company has issued a Letter of Credit in favor of the landlord of one of RMH International's customer care centers for the amount of $1.5 million CDN (approximately $940,000 U.S. dollars) as security for rentals payable.

NOTE 11  - LITIGATION:
---------------------

         From time to time, we may be involved in certain legal actions arising in the ordinary course of business. In management's opinion, the outcome of such actions will not have a material adverse effect on our financial position, results of operations or liquidity.

NOTE 12  - LINE OF CREDIT
-------------------------

         On March 28, 2002, we amended our credit facility with PNC Bank, National Association ("PNC"), originally entered into on March 21, 1997, and which had previously been amended. The amount available under the credit facility is $20 million. The interest rate on outstanding balances under the credit facility is PNC's prime rate plus 100 basis points through May 15, 2002, and PNC's prime rate plus 200 basis points thereafter. PNC has a first priority security interest in substantially all of our assets to secure our obligations under the credit facility. The credit facility also contains financial covenants and certain restrictions which restrict our ability to incur additional debt or dispose of our assets. As of March 31, 2002, we were not in compliance with all of our covenants. As of March 31, 2002, we had approximately $7.2 million outstanding on our credit facility. This credit facility is due to expire on June 30, 2002 and we do not believe the credit facility with PNC will be renewed. We are currently in negotiations with a lender other than PNC to provide us with a three year, asset-based, revolving credit facility of $30 million on terms similar to those applicable to the PNC credit facility; however, we cannot assure you that the closing of the new line of credit will occur. If we are unable to reach an agreement with this lender and are unable to secure alternative financing on commercially reasonable terms, our business and results of operations could be harmed.

NOTE 13  - REPORTABLE SEGMENTS:
-------------------------------

         We operate in five business segments: telecommunications, financial services, insurance, technology and logistics.

Financial information for each business segment as of March 31, 2002 and 2001 and for the three and six months then ended is as follows:

                                         For the Three Months Ended March 31,   For the Six Months Ended March 31,
                                        -------------------------------------  -------------------------------------
                                             2002                 2001              2002                   2001
                                        -------------      ------------------  -------------         ---------------
Net revenue:
     Insurance                          $   9,499,000       $    9,072,000     $   17,383,000        $   14,903,000
     Financial services                    12,824,000           12,070,000         30,412,000            24,059,000
     Telecommunications                    25,203,000           16,157,000         46,095,000            29,652,000
     Technology                             8,301,000            5,478,000         15,976,000             6,762,000
     Logistics                              3,381,000                    -          8,295,000                     -
                                        -------------       --------------     --------------        --------------
                                        $  59,208,000       $   42,777,000     $  118,161,000        $   75,376,000
                                        -------------       --------------     --------------        --------------

Operating income (loss):
     Insurance                          $  (3,793,000)      $      (41,000)     $  (5,247,000)        $  (4,868,000)
     Financial services                    (7,457,000)             135,000         (8,667,000)              158,000
     Telecommunications                       720,000               30,000          2,766,000               214,000
     Technology                             2,381,000               39,000          3,756,000              (582,000)
     Logistics                                378,000                    -          1,366,000                     -
                                        -------------       --------------     --------------        --------------
                                        $  (7,771,000)      $      163,000     $   (6,026,000)        $  (5,078,000)
                                        -------------       --------------     --------------        --------------

Depreciation and amortization:
     Insurance                          $     291,000       $      116,000     $      567,000        $      294,000
     Financial services                       368,000              185,000            763,000               325,000
     Telecommunications                       712,000              249,000          1,282,000               358,000
     Technology                               178,000               36,000            408,000                56,000
     Logistics                                 88,000                    -            127,000                     -
                                        -------------       --------------     --------------        --------------
                                        $   1,637,000       $      586,000     $    3,147,000        $    1,033,000
                                        -------------       --------------     --------------        --------------

Capital expenditures:
     Insurance                          $   1,193,000       $            -     $    2,401,000        $      453,000
     Financial services                       899,000                    -            920,000               561,000
     Telecommunications                     1,540,000            2,366,000          1,551,000             3,163,000
     Technology                               331,000            1,354,000            792,000             1,398,000
     Logistics                                326,000                    -            763,000                     -
                                        -------------       --------------     --------------        --------------
                                        $   4,289,000       $    3,720,000     $    6,427,000        $    5,575,000
                                        -------------       --------------     --------------        --------------
                                                      As of
                                                      -----
                                          March 31,          September 30,
                                            2002                 2001
                                        -------------       --------------
Total assets:
     Insurance                          $  21,300,000       $   15,437,000
     Financial services                    18,511,000           19,221,000
     Telecommunications                    37,876,000           22,959,000
     Technology                             6,259,000           13,727,000
     Logistics                              2,027,000           10,201,000
                                        -------------       --------------
                                        $  85,973,000       $   81,545,000
                                        -------------       --------------
Geographic areas:
   Net property and equipment:
     United States                      $  22,028,000       $   17,789,000
     Canada                                 6,411,000            6,102,000
                                        -------------       --------------
                                        $  28,439,000       $   23,891,000
                                        -------------       --------------

Apart from $99,000 and $237,000 U.S. dollars, respectively, of revenues generated in Canada in the three and six months ended March 31, 2002, all revenues during the three and six months ended March 31, 2002 and 2001 were generated from clients within the United States.

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         References to a given fiscal year in this Quarterly Report on Form 10-Q are to the fiscal year ending on September 30th of that year. For example, the phrases "fiscal 2001" or "2001 fiscal year" refer to the fiscal year ended September 30, 2001.

         From time to time, we may publish statements which are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new services and products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to: reliance on principal client relationships in the telecommunications, financial services, insurance, technology and logistics industries; fluctuations in quarterly results of operations due to the timing of clients' telemarketing campaigns, the commencement and expiration of contracts, the timing of opening new customer interaction centers and expansion of existing customer interaction centers, the amount of new business generated by us, changes in our revenue mix among our various clients, bonus arrangements continuing to be negotiated with clients, and if negotiated, any amounts being earned, the timing of additional selling, general and administrative expenses to acquire and support such new business; changes in competitive conditions affecting the customer relationship management ("CRM") industry; difficulties of managing growth profitably; dependence on the services of our executive officers and other key operations and technical personnel; changes in the availability of qualified employees; fluctuations in U.S. dollar and Canadian dollar exchange rates; performance of automated call-processing systems and other technological factors; reliance on independent long-distance companies; changes in government regulations affecting the teleservices and telecommunications industries; competition from other outside providers of CRM services and in-house CRM operations of existing and potential clients; local, regional and national economic and political conditions; the impact and uncertainties created by the September 11, 2001 terrorist attacks and the consequences of any future terrorist attacks; competition from providers of other marketing formats, such as direct mail and emerging strategies such as interactive shopping and marketing over the Internet; and realization of revenues and unexpected expenses.

         Investing in our common stock involves a high decree of risk. Any of the risks described herein and in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2001 could result in the complete loss of your investment. You should carefully consider the risks described above, elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2001 before purchasing our common stock.


Critical Accounting Policies

         Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2001. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. Our revenue recognition policies are in accordance with the SEC's Staff Accounting Bulletin No. 101. We recognize revenues from our Customer Relationship Management ("CRM") services as they are performed, based on predetermined contracted chargeable rates that may include a base rate per hour plus or minus a variable "bonus" rate the amount of which is based upon predetermined objective performance criteria. These objective performance criteria include such items as sales generated during a defined period. Some clients impose penalties where our performance has been sub-standard. These penalties are contractually defined and are generally not subjective. The applicability of a higher or lower rate per hour is known to us at the time a client invoice is generated and, as such, the corresponding revenue is recognized in accordance with the client agreements. Certain bonuses are discretionary and determined solely by the client. These bonuses are recorded as revenue only when the client notifies us in writing that it will pay these amounts.

In certain other programs, revenues are determined solely by our performance levels, in which case we recognize revenue from these CRM services based on achieving sales or other client-determined criteria specified in the contract. We assess the likelihood of collection based on a number of factors, including collection history with the customer and the credit-worthiness of the customer. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. Additionally, we defer certain up-front fees that are received from clients and their related costs and recognize these fees and costs over the term of the applicable contract. Also, we may give certain consideration to clients upon entering into new contracts. These amounts are generally refundable over the contract term and are amortized against revenue over the contract term.

Sales allowances and allowance for doubtful accounts. Our management must make estimates of potential future charges against current period revenue. Management analyzes historical sales dilution when evaluating the adequacy of the reserve for sales allowances, which is a component of our allowance for doubtful accounts. Similarly, our management must make estimates of the uncollectability of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Other than the write-down of the receivable from BrandDirect Marketing, Inc.
and the reserve for the outstanding receivable from Provell, Inc. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Events"), our credit losses have historically been within our expectations and the provisions established. However, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past and may find it necessary to adjust our allowance if our future bad debt expense exceeds our estimated reserve. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. Specifically, a deterioration in the financial condition of WorldCom, Inc., the parent company of one of our customers, MCI, may adversely affect the collectability of our receivable for MCI as well as the realizability of certain assets relating to existing MCI contracts. If we are unable to collect this receivable, such failure may have a significant negative effect on our results. Our accounts receivable balance was $3,152,100, net of an allowance for doubtful accounts of $3,336,000, as of March 31, 2002.

Accounting for income taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. The net deferred tax asset as of March 31, 2002 was $6,150,000. Any unanticipated change in or operating results and our assessment of our ability to realize the benefit of this deferred tax asset would cause us to expense this amount in the period our assessment changed.

Property and Equipment and other assets. Property and equipment and certain other assets are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to our business model or changes in our capital strategy can result in the actual useful lives differing from our estimates. In those cases where we determine that the value of these assets has been impaired, we write the asset down to its realistic value at the time the impairment is determined. Factors such as changes in the planned use of furniture, equipment or software, client contract cancellation or the closing of facilities could result in shortened useful lives or impairment charges and negatively impact our results of operations.

Legal contingencies. We are currently involved in certain legal proceedings. As discussed in Note 11 of our condensed consolidated financial statements, as of March 31, 2002, we have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies related to these proceedings.

Determining functional currencies for the purpose of consolidation. Our Canadian operations are conducted by our wholly-owned subsidiary, RMH International. In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiary from Canadian dollars, in which it keeps its accounting records, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statement of operations or as a separate part of our net equity under the caption "Cumulative Translation Adjustment" or "Accumulated Other Comprehensive Loss".

Under the relevant accounting guidance the treatment of these translation gains or losses is dependent upon management's determination of the functional currency of each foreign subsidiary. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the foreign subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary's operations must also be considered. If any foreign subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements is included in cumulative translation adjustments. However, if the functional currency is deemed to be the United States dollar then any gain or loss associated with the translation of these financial statements would be included within our statement of operations. If we dispose of any foreign subsidiaries, any cumulative translation gains or losses would be realized into our statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to the United States dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

Based on our assessment of the factors discussed above, we consider Canadian dollars to be the functional currency for RMH International. Accordingly, we had cumulative translation losses of approximately $52,000 which were included as part of accumulated other comprehensive loss within our balance sheet at March 31, 2002. During the six months ended March 31, 2002 a translation gain of $74,000 was included under accumulated other comprehensive loss and during the six months ended March 31, 2001, a translation loss of $29,000 was included under accumulated other comprehensive loss. Had we determined that the functional currency of RMH International was the United States dollar, these losses would have increased our loss for each of the periods presented.

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. Any future translation gains or losses could be significantly higher than those noted in each of these years. In addition, if we determine that the functional currency of any of our foreign subsidiaries has changed to the United States dollar, we would be required to include any translation gains or losses from the date of change in our statement of operations.

Overview

         We are a leading provider of high-quality outsourced CRM services, offering customer interaction solutions that permit our clients to more effectively manage their relationships with their customers. We operate over 5,500 workstations in our network of 25 customer interaction centers in the United States and Canada plus 97 workstations in our quality control center. We have developed strategic relationships with market leaders in the telecommunications, financial services, insurance, technology and logistics industries. Our blue chip client base includes Aegon, AT&T, Chase, Citibank, FirstUSA, MCI, Microsoft, Nextel, UPS and others. We distinguish ourselves through our vertical industry expertise, well-trained workforce and integrated customized technology solutions designed to meet the rigorous demands of our clients. We have established a strong track record of consistent growth with revenues growing at a compound annual growth rate of over 40% from $32.3 million in fiscal 1996 to $175.2 million in fiscal 2001. Revenues for the three and six months ended March 31, 2002 were $59.2 million and $118.2 million, respectively.

         Our clients include local, long-distance and wireless telecommunications companies, credit card issuers, banks and other financial service institutions, and insurance, technology and logistics companies in the United States and

Canada. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients. For the six months ended March 31, 2002, four clients accounted for 19.5%, 13.5%, 11.3% and 10.1%, respectively, and for the six months ended March 31, 2001, four clients accounted for 18.5%, 13.5%, 12.2% and 10.9% respectively, of our net revenues. The volume of work performed for specific clients may vary from period to period.

        Our revenue recognition policies are in accordance with the SEC's Staff Accounting Bulletin No. 101. We recognize revenue from most of our CRM programs as they are performed, based on pre-determined contracted chargeable rates that may include a base rate per hour plus or minus a variable "bonus" rate the amount of which is based upon pre-determined objective performance criteria. These objective performance criteria include such items as sales generated during a defined period. The applicability of a higher or lower rate per hour is known to us at the time we generate a client invoice and, as such, we recognize the corresponding revenue in accordance with our client agreements. Revenues earned under "bonus" arrangements were $349,000 and $520,000, and $854,000 and $3,102,000, for the three and six months ended March 31, 2002 and 2001, respectively. Certain bonuses are discretionary and determined solely by the client. These bonuses are recorded as revenue only when the client notifies us in writing that it will pay these amounts. No discretionary bonuses were recorded for the three months ended March 31, 2002 or 2001. Discretionary bonuses of $40,000 and $1,250,000 were recorded for the six months ended March 31, 2002 and 2001, respectively. In certain other programs, revenues are determined solely by our performance levels, in which case we recognize revenue from these CRM services based on achieving sales or other client-determined criteria specified in the contract.

         Our cost of services includes costs incurred at our customer interaction centers including labor and associated benefits and taxes, telecommunication costs, rents, utilities, maintenance and depreciation of property and equipment.

         We have received cash incentives to offset various start-up, payroll, and operating costs associated with operating customer interaction centers from several Canadian provincial governments and local authorities in both the United States and Canada which totaled $1.7 million in fiscal 2001 and $1.8 million in fiscal 2000. In the three and six months ended March 31, 2002 and 2001, we received cash incentives of $22,000 and $503,000, and $343,000 and $795,000, respectively.

         Three of the incentives are grants in the form of forgivable loans. Amounts received under these loans have been recorded as liabilities. The loans are forgiven quarterly, based on the number of payroll hours incurred. In addition, the loans contain a provision requiring us to repay these funds to the respective authorities if certain events occur, including if we become bankrupt, close the customer interaction center related to the grant or no longer meet other requirements established in the loan. We have recorded the amounts forgiven under these loans as offsets to payroll and start-up costs because the contingency for potential repayment is controlled solely by us. Management believes that we have the ability to keep these centers open at the required employment levels by routing any of our existing business through these centers. For the remaining grants, we record a grant receivable for qualified expenditures made but not yet reimbursed by the granting authority, and a liability for grant reimbursements received for which we have not fulfilled our obligations under the applicable grant. In addition, one grant provided that a portion of the amount be used as a reimbursement for leasehold improvements. As such, this amount was deducted from property and equipment. We recorded offsets to costs incurred for the grants received for our Saint John, Sault Ste. Marie, Sarnia, Thunder Bay, Nanaimo and Harlingen customer interaction centers of $184,000 and $349,000, and $343,000 and $795,000, respectively, for the three and six months ended March 31, 2002 and 2001. At March 31, 2002, we had grants receivable of $417,000 which is included in other receivables in the accompanying balance sheet. We expect to record up to an additional $1.4 million of offsets to costs under these grants over approximately the next two years.

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

Results of Operations

Three and Six Months Ended March 31, 2002 Compared to Three and Six Months Ended March 31, 2001

Net Revenues - Net revenues increased to $59,208,000 and $118,161,000, respectively, for the three and six months ended March 31, 2002 from $42,777,000 and $75,376,000 for the three and six months ended March 31, 2001. This represents a net revenue increase of 38.4% and 56.8% for the three and six months ended March 31, 2002, respectively, as compared to the comparable periods in 2001. Of such increase in net revenues, approximately $9,008,000 and $26,381,000 were attributable to increased calling volumes from existing clients, and $7,423,000 and $16,404,000 were attributable to new clients, for the three and six months ended March 31, 2002, respectively.

Cost of Services - Cost of services increased to $46,710,000 and $94,448,000, respectively, for the three and six months ended March 31, 2002 from $34,102,000 and $62,830,000, respectively, for the three and six months ended March 31, 2001. As a percentage of net revenues, cost of services decreased to 78.9% and 79.9% for the three and six months ended March 31, 2002, respectively, as compared to 79.7% and 83.4%, respectively, for the three and six months ended March 31, 2001. The decrease in cost of services as a percentage of net revenues during the three and six months ended March 31, 2002, is primarily attributable to existing call centers regaining more acceptable levels of utilization as compared to the lower levels of utilization during the three and six months ended March 31, 2001. Such lower levels of utilization during the three and six months ended March 31, 2001 were primarily attributable to reduced volumes of insurance work and resulting revenue decline, without a corresponding reduction in costs associated with such work.

Selling, General and Administrative - Selling, general and administrative expense increased to $20,269,000 and $30,041,000, respectively, for the three and six months ended March 31, 2002 from $8,512,000 and $16,756,000, respectively, for the three and six months ended March 31, 2001. As a percentage of net revenues, selling, general and administrative expense increased to 34.2% and 25.4%, respectively, for the three and six months ended March 31, 2002 from 19.9% and 22.2%, respectively. The increase was primarily attributable to writing off our receivable from BrandDirect Marketing, Inc., by $5,908,000 and an additional $2,962,000 increase in our allowance for doubtful accounts. The remaining increase was attributable to other infrastructure costs in the three months ended March 31, 2002, to support projected new revenue opportunities from both existing and new clients.

Special Charge (Benefit) - In the six months ended March 31, 2002, we recorded a $302,000 reversal of the special charge of $868,000 that we recognized in the six months ended March 31, 2001. The original charge was the result of resizing the cost structure dedicated to a major client in our insurance sector which significantly reduced the telemarketing campaigns that we had been engaged to perform. Specifically, we closed several customer interaction centers and reduced the associated infrastructure. We also renegotiated our contract with this client to establish agreed upon levels of volume through December 31, 2001. We are currently in negotiations with this client to further extend the agreement. The reversal of expense related to our cancellation of a customer interaction center lease for $200,000, which is $302,000 less than the balance of future lease payments accrued for and recorded as a special charge during the six months ended March 31, 2001.

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

Interest Expense (Income), net - Net interest expense for the three and six months ended March 31, 2002 was $201,000 and $347,000, respectively, and was incurred on borrowings on our line of credit, capital lease facilities and notes payable. Net interest income for the three and six months ended March 31, 2001, was $7,000 and $67,000, respectively, and was earned by charging interest on overdue receivable balances less interest incurred on borrowings on our line of credit.

Income Tax Benefit - Income tax benefit for the three and six months ended March 31, 2002 and 2001 was $3,168,000 and $2,571,000, and $15,000 and $2,051,000,
respectively, and generally represents income taxes based upon an effective tax rate of 39.0%. This tax rate is reflective of both the Federal tax rates and the state and provincial tax rates in effect where we do business coupled with certain implemented tax planning strategies.


Liquidity and Capital Resources

         On March 30, 2001, we sold 1,818,182 shares of common stock at the then-current market price of $5.50 per share, which after deduction of expenses provided net proceeds of approximately $9.9 million. On September 28, 2001 we sold 2,426,982 units, each unit comprised of one share of common stock and one-third of a warrant to purchase an additional share at $12.00 per share, for the price of approximately $9.64 per unit. These warrants are exercisable at any time prior to September 28, 2006. After deduction of expenses, the sale of the units provided net proceeds of approximately $21.9 million. On October 26, 2001, we raised net proceeds of approximately $2.0 million in a private placement financing in which we sold an additional 217,804 units on substantially the same terms and conditions as units sold on September 28, 2001. We also issued to these investors additional warrants to purchase 10,890 shares of our common stock in consideration for their purchasing the units in the private placement. On September 28, 2001 we also issued 121,349 warrants to the placement agent on the same terms and conditions as units sold on that date. These warrants were exercised on April 3, 2002, providing us with approximately $1.5 million of additional capital.

         Under four separate agreements with PNC, we had a total of approximately $18 million available for leasing customer interaction center equipment. The agreements, all of which have expired, required that the leases be operating in nature and not exceed 60 months. Under these agreements, as of March 31, 2002, we had entered into operating leases for equipment with an aggregate total cost of $17.8 million.

         In June 1999, RMH International entered into an agreement with GATX Technology Finance Inc. for a $5 million CDN lease facility which was increased incrementally to $30 million CDN by March 31, 2001. Under the terms of this lease facility, leases must meet the accounting definition of an operating lease with rent to be paid over a period of either 36 or 60 months. As of March 31, 2001, we entered into operating leases for equipment under this agreement with an aggregate total cost of $28.9 million CDN ($18.3 million U.S. dollars).

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

         In March 2001, we entered into agreements with General Electric Capital Corporation ("GECC") for a $5 million lease facility and Mellon US Leasing ("Mellon") for a $500,000 lease facility, plus applicable taxes, respectively, for leasing customer interaction center equipment. The agreements provide for a $1 buyout at the expiration of the 60 month lease term. As of March 31, 2002, we entered into capital leases for equipment with an aggregate total cost of $5.5 million and $537,000 with GECC and Mellon, respectively.

         In October 2001 we entered into a capital lease agreement with First Financial Brokerage, Inc. for $301,000 to be repaid over a period of 60 months. In February 2002, we entered into a capital lease agreement with Toshiba America Information Systems, Inc. for $254,000 to be repaid over a period of 36 months. In March 2002, we entered into a capital lease agreement with Commerce Commercial Leasing, LLC for $713,000 to be repaid over a period of 48 months.

         Net cash used in operating activities was approximately $3,533,000 and $11,328,000 in the six months ended March 31, 2002 and 2001, respectively. The cash used in operations in the six months ended March 31, 2002 resulted from our net loss for the period coupled with an increase in accounts receivable and other assets partially offset by a decrease in prepaid expenses and other current assets and an increase in accounts payable and accrued expenses. The cash used in operations in the six months ended March 31, 2001 resulted from our loss for the period coupled with an increase in our accounts receivable and prepaid expenses partially offset by an increase in accounts payable and accrued expenses.

        Our CRM services operations will continue to require significant capital expenditures. Our capital expenditures were $6.4 million and $5.6 million in the six months ended March 31, 2002 and 2001, respectively. We financed equipment under operating leases totaling $12.9 million in the six months ended March 31, 2001. We did not enter into any new operating lease agreements for capital equipment during the six months ended March 31, 2002. We expect to lease equipment valued at approximately $10 million to $20 million under our capital lease facilities during our 2002 fiscal year.

        In August 1999, we entered into a contract with a new client to provide in-bound teleservices over a four-year period. In connection with the execution of this contract, we made a $2,000,000 up-front payment to the client during the three months ended September 30, 1999 and an additional $1,000,000 payment in the three months ended December 31, 1999. Also, in the three months ended March 31, 2001, we provided consideration of $1,600,000 to extend the contract for an additional two years. In November 2001, we entered into a new contract with the client to provide customer care solutions over a five-year period. In connection with the execution of this contract, we provided consideration of $2,000,000 to the client during the three months ended December 31, 2001. These amounts, which totaled $4,189,000 net of amortization at March 31, 2002, are refundable on a pro-rata basis over the contract term if the agreement is terminated. These amounts are included in other current and non-current assets in the accompanying balance sheets, and are being amortized against revenues over the contract term. In addition, we were obligated to develop a voice response unit application to be used in providing certain services to the client. We invested $1,127,000 throughout fiscal 2001and 2000 related to the development of this application. We have included these costs in property and equipment in the accompanying balance sheet. We are depreciating this asset over the term of the original contract. We are recovering the costs incurred to develop this asset through billings to the client based on usage of the application. As of March 31, 2002, we executed another contract with the same client for which we agreed to provide additional consideration of $4,000,000. As of March 31, 2002, this amount is included in the accompanying balance sheet; however, it is management's belief that this consideration will be renegotiated under more favorable terms than those that exist in the current agreement.

        We believe that our current cash balances, amounts available to us under our current lease facilities and the amounts that will be available us under a new credit facility currently in negotiations will be sufficient to finance our current operations and planned capital expenditures through June 30, 2003. However, we cannot assure you that the closing of the new line of credit will occur and, if it does not, that we will be able to secure alternative financing on commercially reasonable terms. For additional information regarding our current credit facility and the new credit facility we are currently negotiating, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Events" set forth below.

Recent Events

        On March 28, 2002, we amended our credit facility with PNC Bank, National Association ("PNC"), originally entered into on March 21, 1997, and which had previously been amended. The amount available under the credit facility is $20 million. The interest rate on outstanding balances under the credit facility is PNC's prime rate plus 100 basis points through May 15, 2002, and PNC's prime rate plus 200 basis points thereafter. PNC has a first priority security interest in substantially all of our assets to secure our obligations under the credit facility. The credit facility also contains financial covenants and certain restrictions which restrict our ability to incur additional debt or dispose of our assets. As of March 31, 2002, we were not in compliance with all of our covenants. As of March 31, 2002, we had approximately $7.2 million outstanding on our credit facility. This credit facility is due to expire on June 30, 2002 and we do not believe the credit facility with PNC will be renewed. We are currently in negotiations with a lender other than PNC to provide us with a three year, asset-based, revolving credit facility of $30 million on terms similar to those applicable to the PNC credit facility; however, we cannot assure you that the closing of the new line will occur. If we are unable to reach an agreement with this lender and are unable to secure alternative financing on commercially reasonable terms, our business and results of operations could be harmed.

        On May 9, 2002, a current client, Provell, Inc. filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code while it attempts to reorganize its activities. As of March 31, 2002, and as of the date of the bankruptcy our receivable due from Provell was $2,762,000. This amount has been fully reserved in our financial statements as of March 31, 2002. Any potential recovery of these amounts will be recorded when realizable. Provell represented 3.0% and 3.4% of our net revenues for the three and six months ended March 31, 2002.

Segment information
-------------------

We operate in five business segments as follows:

Telecommunications
The telecommunications segment provides a variety of CRM services for the nation's leading local, long-distance and wireless telecommunications companies.

Financial services
The financial services segment provides CRM services to several of the largest credit card issuers, banks and other financial services institutions in the United States. Our services include customer account acquisition and retention programs, programs to sell credit card enhancement features such as higher credit limits, lower interest rates and lower fees. We also have programs to cross-sell additional services such as home equity loans and related banking services.

Insurance
The insurance segment provides CRM services to the insurance industry in the United States. On behalf of our clients, we market such products as accidental death and dismemberment policies, graded benefit life insurance and other niche insurance products.

Technology
The technology segment provides CRM services to one of the nation's leading technology companies, primarily in the areas of hardware, software and internet support.

Logistics
The logistics segment provides CRM services to the logistics sector through a multi-year agreement with one major client. Our CRM services for this client include package tracking, shipping instructions and general customer service. Our customer interaction centers servicing this client are staffed 24 hours a day with both English-speaking and Spanish-speaking CRM representatives.

The reportable segments have been identified as they serve separate industry segments. The accounting policies of the reportable segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K/A for fiscal 2001. We evaluate the performance of the operating segments based on operating income (loss) and corporate assets and costs are allocated to the segments based upon segment revenue. Intersegment sales and transfers are not significant.

Financial information for each business segment as of March 31, 2002 and 2001 and for the three and six months then ended is as follows:

                                      For the Three Months Ended March 31,      For the Six Months Ended March 31,
                                     --------------------------------------    ------------------------------------
                                           2002                  2001                2002                2001
                                     ----------------      ----------------    ----------------    ----------------
Net revenue:
     Insurance                       $      9,499,000      $      9,072,000    $     17,383,000    $     14,903,000
     Financial services                    12,824,000            12,070,000          30,412,000          24,059,000
     Telecommunications                    25,203,000            16,157,000          46,095,000          29,652,000
     Technology                             8,301,000             5,478,000          15,976,000           6,762,000
     Logistics                              3,381,000                     -           8,295,000                   -
                                     ----------------      ----------------    ----------------    ----------------
                                     $     59,208,000      $     42,777,000    $    118,161,000    $     75,376,000
                                     ----------------      ----------------    ----------------    ----------------

Operating income (loss):
     Insurance                       $     (3,793,000)     $        (41,000)   $     (5,247,000)   $     (4,868,000)
     Financial services                    (7,457,000)              135,000          (8,667,000)            158,000
     Telecommunications                       720,000                30,000           2,766,000             214,000
     Technology                             2,381,000                39,000           3,756,000            (582,000)
     Logistics                                378,000                     -           1,366,000                   -
                                     ----------------      ----------------    ----------------    ----------------
                                     $     (7,771,000)     $        163,000    $     (6,026,000)   $     (5,078,000)
                                     ----------------      ----------------    ----------------    ----------------

Depreciation and amortization:
     Insurance                       $        291,000      $        116,000    $        567,000    $        294,000
     Financial services                       368,000               185,000             763,000             325,000
     Telecommunications                       712,000               249,000           1,282,000             358,000
     Technology                               178,000                36,000             408,000              56,000
     Logistics                                 88,000                     -             127,000                   -
                                     ----------------      ----------------    ----------------    ----------------
                                     $      1,637,000      $        586,000    $      3,147,000    $      1,033,000
                                     ----------------      ----------------    ----------------    ----------------

Capital expenditures:
     Insurance                       $      1,193,000      $              -    $      2,401,000    $        453,000
     Financial services                       899,000                     -             920,000             561,000
     Telecommunications                     1,540,000             2,366,000           1,551,000           3,163,000
     Technology                               331,000             1,354,000             792,000           1,398,000
     Logistics                                326,000                     -             763,000                   -
                                     ----------------      ----------------    ----------------    ----------------
                                     $      4,289,000      $      3,720,000    $      6,427,000    $      5,575,000
                                     ----------------      ================    ================    ================

                                                     As of
                                                     -----
                                         March 31,          September 30,
                                           2002                  2001
                                     ----------------      ----------------
Total assets:
     Insurance                       $     21,300,000      $     15,437,000
     Financial services                    18,511,000            19,221,000
     Telecommunications                    37,876,000            22,959,000
     Technology                             6,259,000            13,727,000
     Logistics                              2,027,000            10,201,000
                                     ----------------      ----------------
                                     $     85,973,000      $     81,545,000
                                     ----------------      ----------------

Geographic areas:
  Net property and equipment:
     United States                   $     22,028,000      $     17,789,000
     Canada                                 6,411,000             6,102,000
                                     ----------------      ----------------
                                     $     28,439,000      $     23,891,000
                                     ----------------      ----------------

Apart from $99,000 and $237,000 U.S. dollars, respectively, of revenues generated in Canada in the three and six months ended March 31, 2002, all revenues during the three and six months ended March 31, 2002 and 2001 were generated from clients within the United States.

Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 supersedes SFAS No. 121 and Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We are required to adopt SFAS No. 144 for the fiscal year ending September 30, 2003; however, early application is permitted. Management does not believe that the adoption of SFAS No. 144 will have a material impact on the results of operations.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001, will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. As we currently have no goodwill in the accompanying consolidated balance sheet and have not consummated any acquisitions, the adoption of these pronouncements will not have an impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and line of credit. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and limit the amount of credit exposure with any one issuer. We are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in only the highest quality securities. As of March 31, 2002 we had no cash equivalents.

     We have additional exposure to the risk of changes in interest rates as they relate to our variable-rate line of credit. As of March 31, 2002 we had approximately $7.2 million outstanding under this line of credit.

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

Item 2:   Changes in Securities and Use of Proceeds.
          a.   None.
          b.   None.


Item 3:   Defaults upon Senior Securities.
               None.

Item 4:   Submission of Matters to a Vote of Security Holders.

               On February 28, 2002, we held our Annual Meeting of Shareholders (the "Annual Meeting") at which the holders of our common stock voted in an election of one member of our Board of Directors to a three-year term expiring at our 2005 Annual Meeting of Shareholders. The total number of shares of common stock represented at the Annual Meeting was 10,317,129, constituting a quorum. The nominee of the Board of Directors was re-elected. The following is a report of the votes cast at the Annual Meeting for the nominee for director.

                         Nominee Name        Votes For     Withhold Authority
                         ------------        ---------     ------------------
                         John A. Fellows     9,388,129          929,000

                    As of March 31, 2002 the other directors whose terms of
               office continued after the Annual Meeting were Herbert Kurtz, Jeffrey Jensen, Gregory Lakin and David Madigan.

                    At the Annual Meeting, the shareholders also approved a
               proposal to ratify the choice of Arthur Andersen LLP as our independent public accountants for the fiscal year ending September 30, 2002. The following is a report of the votes cast with respect to this proposal.

                          Votes For          Votes Against       Abstain
                          ---------          -------------       -------
                         10,120,826             196,103            200

                    At the Annual Meeting, the shareholders also approved a
               proposal to amend our 1996 Stock Incentive Plan ("Plan") to increase the number of shares available under the Plan from 1,450,000 to 1,950,000. The following is a report of the votes cast with respect to this proposal.

                         Votes For           Votes Against      Abstain
                         ---------           -------------      -------
                         9,076,318             1,238,711         2,100

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

                                        RMH Teleservices, Inc.
                                        (Registrant)


DATED: May 15, 2002                     BY: /s/ John A. Fellows
                                           --------------------
                                           John A. Fellows
                                           Chief Executive Officer

DATED: May 15, 2002                     BY: /s/ J. Scot Brunke
                                           ---------------------
                                           J. Scot Brunke
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

DATED: May 15, 2002                     BY: /s/ Andrew I. Bronstein
                                           ------------------------
                                           Andrew I. Bronstein
                                           Senior Vice President
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
  No.

10.1 Contract Order to Master Services Agreement between Sprint/United Management Company and the Registrant effective January 1, 2002.

10.2 Telemarketing Services Agreement effective as of January 1, 2002 between Citicorp Credit Services, Inc. and the Registrant