Form 10-Q
period 2002-06-30
RMH TELESERVICES INC
filed 2002-08-14
CIK 1017958

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

Commission File Number 0-21333

RMH Teleservices, Inc.

(Exact name of Registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2250564 (IRS Employer Identification No.)

15 Campus Boulevard, Newtown Square, PA 19073
(Address of principal executive offices and zip code)

(610) 325-3100
(Registrant’s telephone number, including area code)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 13,659,173 shares of common stock outstanding as of August 9, 2002.

RMH TELESERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

SIGNATURES	27

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RMH TELESERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2002	September 30, 2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,654,000	$6,346,000
Accounts receivable, net of allowance for doubtful accounts of $4,263,000 and $753,000, respectively	25,530,000	33,056,000
Refundable income taxes	—	2,536,000
Other receivables	1,348,000	5,491,000
Prepaid expenses and other current assets	4,524,000	2,532,000
Deferrred income taxes	—	2,874,000

Total current assets	40,056,000	52,835,000

PROPERTY AND EQUIPMENT, NET	31,963,000	23,891,000
OTHER ASSETS	4,572,000	4,819,000

	$76,591,000	$81,545,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Credit line	$9,758,000	$—
Note payable to related party	—	5,000,000
Current portion of capital leases	1,879,000	1,394,000
Current portion of notes payable	100,000	92,000
Accounts payable	6,105,000	8,121,000
Income taxes payable	151,000	104,000
Accrued expenses	21,180,000	10,076,000
Deferred income taxes	55,000	54,000

Total current liabilities	39,228,000	24,841,000

LONG-TERM LIABILITIES:
Notes payable	309,000	371,000
Capital leases	3,765,000	3,794,000
Deferred income taxes	6,000	112,000

Total long-term liabilities	4,080,000	4,277,000

SHAREHOLDERS’ EQUITY:
Common stock, 13,656,548 and 13,192,520 shares issued and outstanding, respectively	81,033,000	77,315,000
Common stock warrants	6,775,000	6,647,000
Deferred compensation	(816,000)	(1,422,000)
Accumulated deficit	(54,263,000)	(29,987,000)
Accumulated other comprehensive income (loss)	554,000	(126,000)

Total shareholders’ equity	33,283,000	52,427,000

	$76,591,000	$81,545,000

The accompanying notes and the notes to the consolidated financial statements included in the Registrant’s Annual Report on Form 10-K/A are an integral part of these condensed consolidated financial statements.

RMH TELESERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2002	2001	2002	2001

NET REVENUES	$58,651,000	$46,592,000	$176,812,000	$121,968,000

OPERATING EXPENSES:
Cost of services	49,968,000	37,502,000	144,416,000	100,332,000
Selling, general and administrative	17,906,000	15,668,000	47,947,000	32,424,000
Restructuring charge	4,467,000	—	4,165,000	868,000

Total operating expenses	72,341,000	53,170,000	196,528,000	133,624,000

Operating loss	(13,690,000)	(6,578,000)	(19,716,000)	(11,656,000)

EQUITY IN LOSSES OF JOINT VENTURE	—	(913,000)	—	(1,161,000)

OTHER EXPENSES:
Other expense	85,000	—	302,000	—
Interest expense, net	358,000	325,000	705,000	258,000

	443,000	325,000	1,007,000	258,000

Loss before income taxes	(14,133,000)	(7,816,000)	(20,723,000)	(13,075,000)

INCOME TAX (EXPENSE) BENEFIT	(6,124,000)	3,048,000	(3,553,000)	5,099,000

NET LOSS	$(20,257,000)	$(4,768,000)	$(24,276,000)	$(7,976,000)

BASIC LOSS PER COMMON SHARE	$(1.52)	$(0.46)	$(1.85)	$(0.89)
DILUTED LOSS PER COMMON SHARE	$(1.52)	$(0.46)	$(1.85)	$(0.89)
SHARES USED IN COMPUTING BASIC LOSS PER COMMON SHARE	13,370,000	10,254,000	13,103,000	9,008,000
SHARES USED IN COMPUTING DILUTED LOSS PER COMMON SHARE	13,370,000	10,254,000	13,103,000	9,008,000

The accompanying notes and the notes to the consolidated financial statements included in the Registrant’s Annual Report on Form 10-K/A are an integral part of these condensed consolidated financial statements.

RMH TELESERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended June 30,

	2002	2001

OPERATING ACTIVITIES:
Net loss	$(24,276,000)	$(7,976,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Restructuring charge	4,467,000	868,000
Write off of equipment	745,000	—
Amortization of deferred compensation	451,000	299,000
Other stock-based compensation charge	119,000	—
Depreciation and amortization	5,156,000	2,202,000
Equity in losses of joint venture	—	1,161,000
Deferred income taxes	2,769,000	(3,061,000)
Tax benefit from stock option exercises	—	117,000
Changes in operating assets and liabilities-
Accounts receivable	7,526,000	(1,451,000)
Prepaid expenses and other current assets	5,288,000	(7,288,000)
Other assets	247,000	(2,688,000)
Accounts payable and other current liabilities	6,029,000	4,068,000

Net cash provided by (used in) operating activities	8,521,000	(13,749,000)

INVESTING ACTIVITIES:
Purchases and development of property and equipment	(13,689,000)	(12,727,000)
Investment in joint venture	—	(877,000)

Net cash used in investing activities	(13,689,000)	(13,604,000)

FINANCING ACTIVITIES:
Proceeds from line of credit	9,758,000	12,195,000
Proceeds from (repayments of ) notes payable	(5,054,000)	506,000
Capital lease payments	(1,159,000)	(479,000)
Proceeds from issuance of common stock and warrants	3,207,000	9,889,000
Exercise of common stock options	664,000	150,000
Capital contributions	12,000	71,000

Net cash provided by financing activities	7,428,000	22,332,000

EFFECT OF EXCHANGE RATE CHANGES	48,000	96,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,308,000	(4,925,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,346,000	5,210,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,654,000	$285,000

The accompanying notes and the notes to the consolidated financial statements included in the Registrant’s Annual Report on Form 10-K/A are an integral part of these condensed consolidated financial statements.

RMH TELESERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Stock		Common Stock Warrants	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	Shares	Amount

Balance, September 30, 2001	13,192,520	$77,315,000	$6,647,000	$(1,422,000)	$(29,987,000)	$(126,000)	$52,427,000
Net loss	—	—	—	—	(24,276,000)	—	(24,276,000)
Foreign currency translation adjustment	—	—	—	—	—	48,000	48,000
Proceeds from issuances of common stock and warrants net of issuance costs	339,153	3,079,000	128,000	—	—	—	3,207,000
Exercise of common stock options	171,541	664,000	—	—	—	—	664,000
Stock based compensation charge	—	159,000	—	(15,000)	—	—	144,000
Capital contribution	—	12,000	—	—	—	—	12,000
Forfeiture of restricted stock	(46,666)	(196,000)	—	170,000	—	—	(26,000)
Change in fair value of effective portion of cash flow hedge	—	—	—	—	—	632,000	632,000
Amortization of deferred compensation	—	—	—	451,000	—	—	451,000

Balance, June 30, 2002	13,656,548	$81,033,000	$6,775,000	$(816,000)	$(54,263,000)	$554,000	$33,283,000

The accompanying notes and the notes to the consolidated financial statements included in the Registrant’s Annual Report on Form 10-K/A are an integral part of these condensed consolidated financial statements.

RMH TELESERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION:

            RMH Teleservices, Inc. and its subsidiaries (the “Company”) provide outsourced customer relationship management (“CRM”) services. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows. Operating results for the three and nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. The Company may experience quarterly variations in net revenues and operating income as a result of the timing of clients’ telemarketing campaigns, the commencement and expiration of contracts, the amount o f new business generated, the timing of additional selling, general and administrative expenses to acquire and support such new business and changes in the revenue mix among various customers. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2001. Certain prior year amounts have been reclassified to conform with the current year presentation. The impact of these changes is not material and did not affect net loss.

            The Emerging Issues Task Force reached a consensus on accounting for certain sales incentives (“EITF Issue No. 00-14”). The Task Force consensus is that when recognized, the reduction in or refund of the selling price of a product or service resulting from any cash sales incentives should be classified as a reduction of revenue. The Company made up-front cash payments and concessions to a client in connection with securing the execution of contracts (see discussion under Note 2). Historically, the Company’s accounting policy was to capitalize upfront payments and concessions and amortize the deferred asset as a charge to cost of services over the contract period. The Company adopted EITF Issue No. 00-14, as codified by EITF Issue No. 01-09 on October 1, 2001, and as such, the financial statements for the three and nine months ended June 30, 2001 have been reclassified to conform to the current presentation as required. Amortization of capitalized costs for the three and nine months ended June 30, 2001 of $437,000 and $1,100,000, respectively, was reclassified from cost of services to a reduction of revenue. Amortization for the three and nine months ended June 30, 2002 was $990,000 and $1,622,000, respectively.

NOTE 2 - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

            The Company is dependent on several large clients for a significant portion of net revenues. The loss of one or more of these clients, or an inability to collect amounts owed by such clients, could have a material adverse effect on the financial position and results of operations of the Company. Further, a significant portion of the Company’s revenues are derived from the telecommunications industry, including local, long-distance and wireless telecommunications companies. While the Company believes that the demand for CRM services within the telecommunications industry will continue to increase, the telecommunications industry is currently facing tremendous competitive pressures that have resulted in deterioration in the financial position and results of operations of certain companies within this sector. For the three and nine months ended June 30, 2002, $26,587,000 or 45% and $72,682,000 or 41% of our revenues were derived from the telecommunications industry (see Note 11).

            The Company provides inbound and outbound CRM services to MCI WORLDCOM Communications, Inc. (“MCI”), a division of WorldCom, Inc. (“WorldCom”), under several agreements that expire through November 2006. MCI accounted for 28% and 22.4% of the Company’s revenues for the three- and nine-month periods ended June 30, 2002. WorldCom announced on June 25, 2002 that it was restating its financial statements for 2001 and the first quarter of 2002. On July 1, 2002, WorldCom announced that certain of its lenders had served notice that events of default had occurred under WorldCom’s credit facilities. On July 21, 2002, WorldCom announced that it had filed for voluntary relief under Chapter 11 of the United States Bankruptcy Code. These events create significant uncertainty about the Company’s future business relationship with MCI, which, if not resolved in a manner favorable to the Company, could have an adverse impact on the Company’s future operating results.

            The Company recorded a $7,669,000 charge for MCI related assets during the quarter ended June 30, 2002, of which $5,553,000 is included in selling, general and administrative expense and $2,116,000 is included in cost of services, in the accompanying condensed consolidated statement of operations. After the $7,669,000 charge, the Company was exposed on $2,863,000 of MCI related accounts receivable and intangible assets.

            While management believes accounts receivable due from MCI are properly valued at June 30, 2002, the WorldCom bankruptcy filing creates some uncertainty with respect to their ultimate collectibility. During the period from July 1, 2002 through July 21, 2002, the Company provided $4,390,000 of additional services to MCI. The realization of revenues related to these services may be adversely affected by the WorldCom bankruptcy filing. During the ninety day period ended July 21, 2002, the Company received $16,400,000 in cash payments from MCI.

            Up-front cash payments and non-cash concessions were made to MCI (the “MCI Intangibles”) to secure the execution of contracts. The upfront cash payments are refundable on a pro-rata basis over the contract term if the contract is terminated. Amortization of the MCI Intangibles is being recorded as a reduction of revenues over the remaining life of the contracts in accordance with EITF Issue No. 00-14. Management believes current projected levels of future services to MCI supports the carrying value of the MCI Intangibles at June 30, 2002.

            Six of the Company’s customer interaction centers provide all or a significant portion of their services to MCI. While management does not presently believe the property and equipment at these customer interaction centers is impaired, a significant decline in the level of services being provided to MCI as a result of the WorldCom bankruptcy filing could result in a significant charge associated with property and equipment impairment, obligations under operating leases, and workforce restructuring related costs. It is not possible to quantify the amount of such a potential charge at this time. The carrying value of property and equipment at the six customer interaction centers at June 30, 2002 was $11,482,000. Future operating lease commitments for the six customer interaction centers was $22,970,000 at June 30, 2002.

            Following an evaluation of amounts due from BrandDirect Marketing, Inc. (“BrandDirect”), $7,014,000 of bad debt expense was recorded during the three months ended June 30, 2001 to write off amounts due from BrandDirect and service levels were reduced such that services were being provided on a cash basis. During the quarter ended March 31, 2002, $5,908,000 of bad debt expense was recorded to write off the remaining amounts due from BrandDirect.

            On May 9, 2002, Provell, Inc. (“Provell”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. A charge of $2,762,000 was recorded in the second quarter of 2002 to write off amounts due from Provell. Provell represented 0.3% and 2.4% of our net revenues for the three and nine months ended June 30, 2002.

            The following table summarizes the percent of net revenues in the nine months ended June 30, 2002 and 2001 derived from each client that represented at least 10 percent of net revenues and the amount receivable from each at June 30, 2002 and 2001, respectively:

		Net Revenues For the Nine Months Ended June 30		Accounts Receivable and Unbilled Revenue at June 30,

	Segment	2002	2001	2002	2001

MCI	Telecommunications	22.4%	18.7%	$3,211,000	$2,138,000
Client A	Technology	12.6%	*	3,852,000	*
Client B	Insurance	11.6%	12.5%	1,989,000	3,120,000
Client C	Telecommunications	11.2%	*	5,845,000	*
Client D	Telecommunications	*	11.2%	*	1,063,000

______________

*	Less than 10 percent for the period.

The contract with Customer B contains a termination clause under which the Company would be required to pay a penalty for terminating the contract, without cause, prior to its July 31, 2007 termination date. It is not possible to estimate the amount of the payment which might be required should the Company terminate the contract. The Company’s other contracts do not include similar early termination penalties.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

            For the nine months ended June 30, 2002 and 2001, cash paid for interest was $756,000 and $228,000, respectively, and cash paid for income taxes was $99,000 and $988,000, respectively. The Company incurred capital lease obligations of $1,615,000 and $5,853,000 during the nine months ended June 30, 2002 and 2001, respectively.

NOTE 4 – NET LOSS PER SHARE:

            The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2002	2001	2002	2001

Net loss	$(20,257,000)	$(4,768,000)	$(24,276,000)	$(7,976,000)
Weighted average common shares outstanding	13,370,000	10,254,000	13,103,000	9,008,000
Net loss per share	$(1.52)	$(0.46)	$(1.85)	$(0.89)

            The following potential common shares outstanding at June 30, 2002 and 2001 were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	June 30, 2002	June 30, 2001

Common stock options	976,611	1,133,260
Common stock warrants	892,485	—
Unvested restricted common shares	273,333	480,000

On February 28, 2002, at the Company’s Annual Meeting of Shareholders the shareholders approved, among other things, a proposal to amend the 1996 Stock Incentive Plan (“Plan”) to increase the number of shares available under the Plan from 1,450,000 to 1,950,000.

NOTE 5 – COMPREHENSIVE LOSS:

            Comprehensive loss includes net loss and gains and losses from foreign currency translation adjustments and changes in the value of the Company's derivatives as discussed in Note 8. Total comprehensive loss is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2002	2001	2002	2001

Net loss	$(20,257,000)	$(4,768,000)	$(24,276,000)	$(7,976,000)
Foreign currency translation adjustment	(26,000)	125,000	48,000	96,000
Change in fair value of cash flow hedge	632,000	—	632,000	—

Comprehensive loss	$(19,651,000)	$(4,643,000)	$(23,596,000)	$(7,880,000)

NOTE 6 – RESTRUCTURING CHARGE:

            During the quarter ended June 30, 2002, the Company recorded a $4,467,000 restructuring charge in connection with a plan designed to reduce its cost structure by closing six sites, resulting in the abandonment of fixed assets and a reduction in workforce. Of this restructuring charge, $1,920,000 and $2,547,000 relate to the Company’s insurance and financial services segments, respectively. The restructuring plan will be completed by the end of calendar year 2002. The restructuring costs include site closure costs, which are the estimated costs for closing the customer interaction centers, including obligations under signed equipment and real estate lease agreements and the write-off of leasehold improvements and certain fixed asset balances and severance costs for terminated employees. An $868,000 restructuring charge was recorded in the quarter ended December 31, 2000 related to call center closures. In the quarter ended December 31, 2001, the termination of a customer interaction center lease was settled for $302,000 less than the balance of the lease payments that had been accrued, resulting in the reversal of the remaining accrual.

Restructuring activity is summarized as follows:

	Accrual at September 30, 2001	Restructuring Charge	Non-Cash Items Expensed Immediately	Cash Payments	Accrual at June 30, 2002

June 2002 Site Closures
Site Closure Costs	$—	$4,402,000	$(1,361,000)	$—	$3,041,000
Severance	—	65,000	—	—	65,000

	—	4,467,000	(1,361,000)	—	3,106,000

December 2000 Site Closures
Site Closure Costs	302,000	(302,000)	—	—	—

	$302,000	$4,165,000	$(1,361,000)	$—	$3,106,000

Additional severance costs of $725,000 were also recorded during the quarter ended June 30, 2002 and are included in selling, general and administrative expenses in connection with personnel changes at our corporate offices that were not part of a larger restructuring.

NOTE 7 - RELATED PARTY AND CERTAIN OTHER RELATIONSHIPS:

            In December 2001, the Company made loans to several members of the senior management team totaling $754,000 to pay the income taxes in connection with an Internal Revenue Code Section 83(b) election related to 420,000 shares of restricted common stock granted in January 2001. Each loan is secured by the restricted common stock held by the employees and provides for personal recourse against the assets of each of the employees. Interest on each loan accrues at a per annum rate which is equal to the prime rate in effect from time to time (such interest rate to change immediately upon any change in prime rate) as published by The Wall Street Journal , and is due and payable annually commencing on December 15, 2002. The principal balance for each loan is due and payable in full on the earliest of November 30, 2010, the date on which the applicable employee sells or otherwise disposes of the shares of common stock awarded under the 2001 Stock Award Plan, or the 12 month anniversary of the date on which the applicable employee resigns or is terminated for cause, as defined. The principal due on these loans at June 30, 2002 is $701,000 and is included in other assets in the accompanying balance sheet.

            The Company entered into an arrangement with Excell Global Services Ltd. (“Excell”) to manage one of its call centers in the United Kingdom. As of September 2001, the Company agreed to a flat fee of $25,000 per month for the management services performed. For the three and nine months ended June 30, 2002 the Company recorded revenues of $104,000 and $262,000, respectively. No services were provided in the three and nine months ended June 30, 2001. The arrangement with Excell can be terminated at will by either party. The majority shareholder of Excell is a significant shareholder of the Company.

            On July 19, 2001, the Company issued a $5,000,000 note to an affiliate of a director and significant shareholder. The note bore interest at 8.5% and was to mature on October 24, 2001. In October 2001, the principal and related accrued interest of $90,000 was paid.

            The Company entered into a business and financial consulting service agreement with Specialized Teleservices, Inc. (“STI”). STI is a telemarketing company that supplies third-party verification services exclusively to MCI. The Company provides STI with services such as business consulting, development of internal financial systems, the identification of telemarketing clients, and assistance in reviewing proposed pricing and contract agreements. As compensation for these services, the Company receives from STI 10% of its gross revenues on a monthly basis plus any out-of-pocket expenses incurred. On December 28, 2001, the Company agreed to lower this percentage to 3%. The agreement is for successive one-year periods and automatically renews yearly unless either party gives written notice of termination to the other party at least 60 days prior to any such automatic renewal date. For the three and nine months ended June 30, 2002 the Company recorded revenues of $0 and $115,000, respectively, for services provided to STI. STI was incorporated on February 28, 2001 and the Company loaned STI approximately $515,000 for start-up costs. At June 30, 2002, the receivable due from STI was approximately $1,011,000. A charge was recorded in June 2002 to fully reserve for the $1,011,000 due from STI due to the significant uncertainties created by WorldCom’s July 21, 2002 bankruptcy filing. John A. Fellows, the Company’s chief executive officer and a member of the board of directors, was a member of the Board of Directors of STI.

NOTE 8 - FOREIGN CURRENCY TRANSACTIONS:

            A significant portion of the Company’s business is performed in Canada and, therefore, the Company’s earnings, cash flows, and financial position are exposed to foreign currency risk from foreign currency denominated transactions. Due to the growth of the Canadian operations, a policy was established to minimize our cash flow exposure to adverse changes in currency exchange rates by identifying and evaluating the risk that cash flows would be affected due to changes in exchange rates and by determining the appropriate strategies necessary to manage such exposures. The Company’s objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection.

            In order to hedge cash flow economic exposure in Canada, in November 2001 the Company entered into a collar arrangement with a commercial bank for a series of puts and calls for a fixed amount of Canadian dollars (the “Collar”). Under this arrangement the Company has the option to purchase a fixed amount of Canadian dollars at a fixed rate in two-week intervals covering 52 weeks in the event the exchange rate drops below a set minimum or “floor” rate. Conversely, the Company is required to sell the same amount of Canadian dollars to the bank if the exchange rate increases above a set maximum or “ceiling” rate. As a result of this arrangement, the Company’s foreign currency risk for the fixed amount outside of the collar established by this arrangement has been eliminated. The Company has designated the Collar as a cash flow hedge and recorded it at its estimated fair value. Changes in the time value component of the Collar have been excluded from the measurement of hedge effectiveness and are reported directly in earnings. Other expense for the three and nine months ended June 30, 2002 includes $85,000 and $302,000, respectively, of net losses related to the time value component. There was no gain or loss due to hedge ineffectiveness during the three and nine months ended June 30, 2002. An increase in the fair value of the effective portion of this cash flow hedge of $632,000 as of June 30, 2002 is included in accumulated other comprehensive income in the accompanying balance sheet. The Collar expires in November 2002.

NOTE 9 - GUARANTEES AND SURETIES:

            The Company regularly provides guarantees on behalf of RMH Teleservices International Inc. (“RMH International”) as security for liabilities incurred by RMH International in the ordinary course of business. The Company has issued a letter of credit in favor of the landlord of one of RMH International’s customer interaction centers for $1.5 million Canadian Dollars (approximately $988,000 U.S. dollars at June 30, 2002) as security for rentals payable. The letter of credit is not recorded as a liability on the Company’s balance sheet and is calculated as a reduction of the available balance under the Company’s line of credit. At June 30, 2002, no amounts had been drawn against the letter of credit.

NOTE 10 - LINE OF CREDIT:

            On June 28, 2002, the Company amended its credit facility (the “Credit Facility”) with PNC Bank, National Association (“PNC”), originally entered into on March 21, 1997, and which had previously been amended. The amount available under the Credit Facility was reduced from $20 million to $15 million. The interest rate on outstanding balances under the Credit Facility was increased from PNC’s prime rate plus 200 basis points to PNC’s prime rate plus 300 basis points. The expiration date of the Credit Facility was extended from June 30, 2002 to July 31, 2002. The Credit Facility was subsequently amended on July 31, 2002, extending the expiration date from July 31, 2002 to September 30, 2002 and reducing the amount available under the Credit Facility to $10 million effective August 31, 2002. The outstanding balance under the Credit Facility at June 30, 2002 was $9,758,000, and $4,254,0 00 in borrowing capacity remained under the terms of the Credit Facility at that date.

            PNC has a first priority security interest in substantially all of the Company’s assets. The Credit Facility contains financial covenants and certain restrictions which restrict the Company’s ability to incur additional debt or dispose of assets. As of June 30, 2002, the Company was not in compliance with all of these covenants and PNC had not waived its rights in connection with these violations. Management believes that upon the September 30, 2002 expiration date, the Credit Facility may not be extended. The Company is currently in negotiations to obtain a three-year, asset based, revolving credit facility on terms similar to those applicable to the Credit Facility; however, it cannot be assured that the Company will be able to reach an agreement with a lender for alternative financing on commercially reasonable terms. If the Company is unable to secure alternative financing, its business, financial position and results of operations would be harmed.

NOTE 11 - REPORTABLE SEGMENTS:

            We operate in five business segments: telecommunications, financial services, insurance, technology and logistics. Financial information for each business segment as of and for the three and nine months ended June 30, 2002 and 2001 follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2002	2001	2002	2001

Net revenue:
Insurance	$7,090,000	$12,516,000	$24,473,000	$27,419,000
Financial services	14,311,000	9,481,000	44,723,000	33,766,000
Telecommunications	26,587,000	18,319,000	72,682,000	47,745,000
Technology	7,799,000	6,276,000	23,775,000	13,038,000
Logistics	2,864,000	—	11,159,000	—

	$58,651,000	$46,592,000	$176,812,000	$121,968,000

Operating income (loss):
Insurance	$(5,114,000)	$(1,471,000)	$(10,361,000)	$(6,420,000)
Financial services	(4,152,000)	(7,804,000)	(12,819,000)	(7,550,000)
Telecommunications	(6,229,000)	1,765,000	(3,463,000)	1,967,000
Technology	1,914,000	932,000	5,670,000	347,000
Logistics	(109,000)	—	1,257,000	—

Operating loss	(13,690,000)	(6,578,000)	(19,716,000)	(11,656,000)
Equity in losses of joint venture	—	913,000	—	1,161,000
Other expense	85,000	—	302,000	—
Interest expense, net	358,000	325,000	705,000	258,000

Loss before income taxes	$(14,133,000)	$(7,816,000)	$(20,723,000)	$(13,075,000)

Depreciation and amortization:
Insurance	$294,000	$318,000	$820,000	$638,000
Financial services	457,000	214,000	1,336,000	580,000
Telecommunications	997,000	401,000	2,185,000	815,000
Technology	165,000	103,000	507,000	169,000
Logistics	96,000	—	308,000	—

	$2,009,000	$1,036,000	$5,156,000	$2,202,000

Capital expenditures:
Insurance	$1,064,000	$1,783,000	$2,178,000	$2,236,000
Financial services	1,653,000	2,430,000	3,547,000	3,010,000
Telecommunications	3,605,000	2,327,000	5,800,000	5,625,000
Technology	595,000	400,000	1,345,000	1,856,000
Logistics	345,000	—	819,000	—

	$7,262,000	$6,940,000	$13,689,000	$12,727,000

	As of

	June 30, 2002	September 30, 2001

Total assets:
Insurance	$9,974,000	$15,437,000
Financial services	18,104,000	19,221,000
Telecommunications	39,792,000	22,959,000
Technology	6,897,000	13,727,000
Logistics	1,824,000	10,201,000

	$76,591,000	$81,545,000

Net property and equipment by geographic area
United States	$21,200,000	$17,789,000
Canada	10,763,000	6,102,000

	$31,963,000	$23,891,000

            Apart from $50,000 and $290,000, respectively, of revenues generated in Canada during the three and nine months ended June 30, 2002, all revenues during the three and nine months ended June 30, 2002 and 2001 were generated from clients in the United States.

NOTE 12 - ACCRUED EXPENSES:

            Accrued expenses consisted of the following:

	June 30, 2002	September 30, 2001

Deferred training revenue	$2,294,000	$—
Accrued compensation and benefits	9,675,000	3,933,000
Other	9,211,000	6,143,000

	$21,180,000	$10,076,000

NOTE 13 - INCOME TAXES:

            At June 30, 2002, the Company had $11,706,000 in deferred tax assets consisting primarily of net operating loss carryforwards. A full valuation allowance was recorded on these tax assets during the three-months ended June 30, 2002. In view of the magnitude of the Company’s operating loss in the current quarter, management has reassessed the realizability of the Company’s deferred tax assets, and management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets, such that a full valuation allowance is required at June 30, 2002. Accordingly, a valuation allowance has been provided at June 30, 2002 to account for deferred tax assets for which realization does not meet the more likely than not criterion.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                References to a given fiscal year in this Quarterly Report on Form 10-Q are to the fiscal year ending on September 30th of that year. For example, the phrases “fiscal 2002” or “2002 fiscal year” refer to the fiscal year ending September 30, 2002. References to “we,” “us” and “our” refer to RMH Teleservices, Inc. and its subsidiaries, unless the context requires otherwise.

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

  uncertainties surrounding our relationship with MCI WORLDCOM Communications, Inc. (“MCI”), a division of WorldCom, Inc. (“WorldCom”), resulting from WorldCom’s July 21, 2002 bankruptcy filing, revenues from which accounted for 28% and 22.4% of our net revenues for the three- and nine-month periods ended June 30, 2002;

  our dependence on the telecommunications industry for a significant portion of our revenues, from which we derived 45% and 41% of our net revenues for the three and nine months ended June 30, 2002;

  our ability to secure alternative financing upon the expiration of our credit facility on September 30, 2002;

  the continued willingness of PNC Bank, National Association to refrain from exercising its rights with respect to our non-compliance with certain covenants in our credit facility;

  our reliance on principal client relationships in the telecommunications, financial services, insurance, technology and logistics industries;

  the financial condition of our clients;

  fluctuations in quarterly results of operations due to the timing of clients’ telemarketing campaigns, the commencement and expiration of contracts, the timing of opening new customer interaction centers and expansion of existing customer interaction centers, the amount of new business generated by us, changes in our revenue mix among our various clients, the timing of amounts being earned under bonus arrangements with clients, and the timing of additional selling, general and administrative expenses to acquire and support such new business;

  changes in competitive conditions affecting the customer relationship management (“CRM”) industry, including the ability of our competitors to migrate call centers to lower cost labor markets;

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

Overview

            We are a leading provider of high-quality outsourced CRM services, offering customer interaction solutions that permit our clients to more effectively manage their relationships with their customers. At June 30, 2002, we operated 6,587 workstations in our network of 25 customer interaction centers in the United States and Canada, plus 93 workstations in our quality control center. Upon completion of the restructuring plan discussed in note 6 to the condensed consolidated financial statements, we will operate 5,832 workstations, plus 93 workstations in our quality control center in a network of 20 customer interaction centers. We have developed strategic relationships with market leaders in the telecommunications, financial services, insurance, technology and logistics industries. Our client base includes Aegon, AT&T, Chase, Citibank, FirstUSA, MCI, Microsoft, Nextel, UPS and others. We distinguish ourselves through our vertical industry expertise, well-trained workforce and integrated customized technology solutions designed to meet the rigorous demands of our clients. We have established a strong track record of consistent growth with revenues growing at a compound annual growth rate of over 40% from $32.3 million in fiscal 1996 to $175.2 million in fiscal 2001. Revenues for the three and nine months ended June 30, 2002 were $58,651,000 and $176,812,000, respectively.

            Our clients include local, long-distance and wireless telecommunications companies, credit card issuers, banks and other financial service institutions, and insurance, technology and logistics companies in the United States and Canada. We depend on several large clients for a significant portion of our revenues. The loss of one or more of these clients, or an inability to collect amounts owed by such clients, could have a material adverse effect on our financial position and results of operations. For the nine months ended June 30, 2002, four clients accounted for 22.4%, 12.6%, 11.6% and 11.2%, respectively, and for the nine months ended June 30, 2001, three clients accounted for 18.7%, 12.5 and 11.2%, respectively, of our net revenues. The volume of work performed for specific clients may vary from period to period.

            Further, a significant portion of our revenues are derived from the telecommunications industry, including local, long-distance and wireless telecommunications companies. While we believe that the demand for CRM services within the telecommunications industry will continue to increase, the telecommunications industry is currently facing tremendous competitive pressures that have resulted in deterioration in the financial position and results of operations of certain companies within this sector. For the three and nine months ended June 30, 2002, $26,587,000 or 45% and $72,682,000 or 41% of our revenues were derived from the telecommunications industry (see Note 11 to the condensed consolidated financial statements included with this report).

            We provide inbound and outbound CRM services to MCI under several agreements that expire through November 2006. MCI accounted for 28% and 22.4% of our revenues for the three and nine-month periods ended June 30, 2002. WorldCom announced on June 25, 2002 that it was restating its financial statements for 2001 and the first quarter of 2002. On July 1, 2002, WorldCom announced that certain of its lenders had served notice that events of default had occurred under WorldCom’s credit facilities. On July 21, 2002 WorldCom announced that it had filed for voluntary relief under Chapter 11 of the United States Bankruptcy Code. These events create significant uncertainty about our future business relationship with MCI, which, if not resolved in a manner favorable to us, could have an adverse impact on our future operating results.

            As further discussed in Note 2 to the condensed consolidated financial statements included with this report, we recorded a $7,669,000 charge for MCI related assets during the quarter ended June 30, 2002. After the $7,669,000 charge, we were exposed on $2,863,000 of MCI related accounts receivable and intangible assets. While management believes accounts receivable due from MCI are properly valued at June 30, 2002, the WorldCom bankruptcy filing creates some uncertainty with respect to their ultimate collectibility. During the period from July 1, 2002 through July 21, 2002, we provided $4,390,000 of additional services to MCI. The realization of revenues related to these services may be adversely affected by the WorldCom bankruptcy filing.

            We made up-front cash payments and non-cash concessions to secure the execution of contracts with MCI (the “MCI Intangibles”) that are discussed in note 2 of the condensed consolidated financial statements included with this report. The up-front cash payments are refundable on a pro-rata basis over the contract term if the agreement is terminated. We believe current projected levels of future services to MCI supports the carrying value of the MCI Intangibles at June 30, 2002.

            Six of our customer interaction centers provide all or a significant portion of their services to MCI. While we do not currently believe the property and equipment at these customer interaction centers is impaired, a significant decline in the level of services being provided to MCI could result in a significant charge associated with property and equipment impairment, obligations under operating leases, and workforce restructuring related costs. The carrying value of property and equipment at the six customer interaction centers at June 30, 2002 was $11,482,000. Future operating lease commitments for the six customer interaction centers was $22,970,000 at June 30, 2002.

Critical Accounting Policies

            Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America that require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2001. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. Our revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin No. 101 (SAB 101). We recognize revenues from our CRM services as they are performed, based on predetermined contracted chargeable rates that may include a base rate per hour plus or minus a “bonus” rate based upon predetermined objective performance criteria. These objective performance criteria include such items as sales generated during a defined period. Some clients impose penalties where our performance has been sub-standard. These penalties are contractually defined and are generally not subjective. The applicability of a higher or lower rate per hour is known to us at the time a client invoice is generated and, as such, the corresponding revenue is recognized in accordance with the client agreements.

            Revenues earned under “bonus” arrangements were $453,000 and $973,000, and $1,379,000 and $4,256,000, for the three and nine months ended June 30, 2002 and 2001, respectively. Certain bonuses are discretionary and determined solely by the client. These bonuses are recorded as revenue only when the client notifies us in writing that it will pay these amounts. Discretionary bonuses of $800,000 were recognized during the nine months ended June 30, 2001. In certain other programs, revenues are determined solely by our performance levels, in which case we recognize revenue from these CRM services based on achieving sales or other client-determined criteria specified in the contract. We expect bonus revenues to continue to decline as a percentage of our total net revenues.

            We assess the likelihood of collection based on a number of factors, including collection history with the customer and the credit-worthiness of the customer. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. During the period from July 1, 2002 through July 21, 2002, we provided $4,390,000 of additional services to MCI. The realization of revenues related to these services may be adversely affected by the WorldCom bankruptcy filing.

            The Emerging Issues Task Force reached a consensus on accounting for certain sales incentives (“EITF Issue No. 00-14”). The Task Force consensus is that when recognized, the reduction in or refund of the selling price of a product or service resulting from any cash sales incentives should be classified as a reduction of revenue. Historically, our accounting policy was to capitalize certain up-front payments made in connection with contracts and amortize the deferred asset as a charge to cost of services over the contract period. We adopted EITF Issue No. 00-14, as codified by EITF Issue No. 01-09 on October 1, 2001, and as such, the financial statements for the three and nine months ended June 30, 2001 have been reclassified to conform to the current presentation as required. Amortization of capitalized costs for the three and nine months ended June 30, 2001 of $437,000 and $1,100,000, respectively, was reclassified from cost of services to a reduction of revenue. Amortization for the three and nine months ended June 30, 2002 was $990,000 and $1,622,000, respectively.

            In connection with the provision of inbound and outbound CRM services to our customers, we incur costs to train our telephone service representatives. Training programs relate to both program start-up training in connection with new CRM programs (“Startup Training”) and attrition-related training for existing CRM programs (“Attrition Training”). We may bill some of our customers for the costs incurred under these training programs based on the terms in the contract. The training revenue is integral to CRM revenues being generated over the course of a contract and cannot be separated as a discrete earnings process under SAB 101. As a result, all training revenues are deferred. Startup Training revenues are amortized over the greater of the term of the contract or one year. Attrition Training revenues are amortized over the average employment of a telephone service representative. Direct costs associated with providing Startup Training and Attrition Training, which consist exclusively of salary and benefit costs, are also deferred and amortized consistently with the deferred training revenues. During the three and nine months ended June 30, 2002 we recorded deferred training revenues of $1,776,000 and $2,771,000, respectively. During the three and nine months ended June 30, 2002 we recorded deferred training costs of $1,330,000 and $1,949,000, respectively. At June 30, 2002, the accompanying condensed consolidated balance sheet includes deferred training revenues of $2,294,000 and deferred training costs of $1,662,000.

Sales allowances and allowance for doubtful accounts . Our management must make estimates of potential future charges against current period revenue. Management analyzes historical sales dilution when evaluating the adequacy of the reserve for sales allowances, which is a component of our allowance for doubtful accounts. Similarly, our management must make estimates of the collectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

            Since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results. During the nine months ended June 30, 2002, we recorded bad debt expense related to a $3,797,000 increase in our allowance for doubtful accounts for amounts due from MCI, $5,908,000 to write off our remaining receivables from BrandDirect Marketing, Inc. and $2,762,000 to write off amounts due from Provell, Inc. in light of its May 9, 2002 bankruptcy filing. Bad debt expense for the nine months ended June 30, 2001 includes a $7,014,000 write off of amounts due from BrandDirect Marketing, Inc. Our accounts receivable balance at June 30, 2002 was $25,530,000, net of an allowance for doubtful accounts of $4,263,000. While management believes accounts receivable due from MCI are properly valued at June 30, 2002, the WorldCom bankruptcy filing creates some uncertainty with respect to their ultimate collectibility. During the ninety day period ended July 21, 2002, we received $16,400,000 in cash payments from MCI.

Accounting for income taxes . As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Any unanticipated change in our operating results and our assessment of our ability to realize the benefit of this deferred tax asset would cause us to expense this amount in the period our assessment changed. In view of the magnitude of our operationg loss in the current quarter, management has reassessed the realizability of our deferred tax assets, and management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets, such that a full valuation allowance is required at June 30, 2002. Accordingly, we have provided a full valuation allowance at June 30, 2002 to account for deferred tax assets for which realization does not meet the more likely than not criterion.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net Revenues – Net revenues increased $12,059,000 or 26% to $58,651,000 for the three months ended June 30, 2002 from $46,592,000 for the same period in the prior year. This increase was the result of the following:

Increased billable hours to our top five customers	$22,123,000
Addition of a new client in our logistics segment	2,982,000
Decline in business with Provell, Inc.	(5,268,000)
Decline in business with a telecommunications client	(4,554,000)
Decline in our average rate billed per hour	(1,009,000)
Other, net	(2,215,000)

$12,059,000

            The decline in business with Provell, Inc. was due to its May 9, 2002 bankruptcy filing. The decline in our average rate billed per hour is due to the pricing pressure that has been created by the current competitive environment.

Cost of Services – Cost of services increased $12,466,000 or 33% to $49,968,000 for the three months ended June 30, 2002 from $37,502,000 for the same period in the prior year. This increase is primarily the result of increased direct labor and telecommunications costs to support our increased net revenues and a $2,116,000 MCI related charge. As a percentage of net revenues, excluding the $2,116,000 MCI related charge, cost of services increased to 82% for the third quarter of 2002 from 80% for the third quarter of 2001. This increase is primarily attributable to a shift in the mix of our business from outbound to higher cost inbound CRM services.

            We received cash incentives totaling $35,000 during the three months ended June 30, 2002 to offset various start-up, payroll and operating costs associated with operating customer interaction centers from several Canadian provincial governments and local authorities in both the United States and Canada. Cost of services for the three months ended June 30, 2002 has been reduced by $234,000 for cost offsets related to grants received to date. At June 30, 2002 we had grants receivable of $368,000 and a grant liability of $423,000 which are included in other receivables and accrued expenses, respectively, in the accompanying condensed consolidated balance sheet.

Selling, General and Administrative – Selling, general and administrative expenses increased $2,238,000 or 14% to $17,906,000 for the three months ended June 30, 2002 from $15,668,000 for the same period in the prior year. This increase is the result of increased infrastructure costs to support our increased revenue and certain write offs and charges discussed below. The third quarter 2002 selling, general and administrative expenses included $5,553,000 of MCI related charges and $725,000 in severance costs. The third quarter of 2001 included bad debt expense associated with the write off of $7,014,000 in amounts due from BrandDirect Marketing, Inc. Excluding these items, expense levels as a percentage of net revenues increased from 19% to 20%.

Restructuring Charge – During the quarter ended June 30, 2002, we recorded a $4,467,000 restructuring charge in connection with a plan designed to reduce our cost structure by closing six sites, resulting in the disposal of fixed assets and a reduction in workforce. The restructuring plan will be completed by the end of fiscal year 2002. The restructuring costs include site closure costs, which are the estimated costs for closing the customer interaction centers and severance costs for terminated employees. See the discussion in Note 6 to the condensed consolidated financial statements included with this report.

Equity in Losses of Joint Venture – This reflects our portion of the losses of our start-up Internet joint venture, 365biz.com, under the equity method of accounting. During fiscal 2001, the joint venture’s operations were discontinued, and the remaining net investment in/advances to the joint venture were written off.

Other Expense – The $85,000 in other expense for the three months ended June 30, 2002 relates to the change in the time value of our foreign currency call options in accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities . We entered into foreign currency call options during the quarter ended December 31, 2001, so there was no related amount of expense during the three months ended June 30, 2001.

Interest Expense – Interest expense increased $33,000 or 10% to $358,000 for the three months ended June 30, 2002 from $325,000 for the same period in the prior year. The increase is primarily attributable to an increase in the effective interest rate on the outstanding balances under our line of credit and fees associated with the amendment to our credit facility.

Income Tax (Expense) Benefit – Our provision for income taxes changed from a benefit of $3,048,000 for the three months ended June 30, 2001 to an expense of $6,124,000 for the three months ended June 30, 2002. This fluctuation was due primarily to recording a full valuation allowance on our deferred tax assets of $11,706,000 since it is more likely than not that the benefit of these assets will not be realized.

Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2001

Net Revenues – Net revenues increased $54,844,000 or 45% to $176,812,000 for the nine months ended June 30, 2002 from $121,968,000 for the same period in the prior year. This increase was the result of the following:

Increased billable hours to our top five customers	$55,296,000
Addition of a new client in our logistics segment	11,238,000
Addition of a new client in our financial services segment	4,451,000
Decline in business with Provell, Inc.	(4,394,000)
Decline in business with BrandDirect Marketing, Inc.	(8,167,000)
Decline in business with a telecommunications client	(11,850,000)
Increase in our average rate billed per hour	6,831,000
Other, net	1,439,000

$54,844,000

The decline in business with Provell, Inc. was due to its May 9, 2002 bankruptcy filing. The increase in our average rate billed per hour is due primarily to a significant shift in the mix of our business from outbound to higher rate inbound CRM services. For the nine months ended June 30, 2002 and 2001, 42% and 31% of our billable hours were from inbound services, respectively. This increase due to the mix of our business was partially offset by the pricing pressure that has been created by the current competitive environment.

Cost of Services – Cost of services increased $44,084,000 or 44% to $144,416,000 for the nine months ended June 30, 2002 from $100,332,000 for the same period in the prior year. This increase is primarily the result of increased direct labor and telecommunications costs to support the increased revenue and a $2,116,000 MCI related charge. As a percentage of net revenues, excluding the $2,116,000 MCI related charge, cost of services decreased to 80% for the nine months ended June 30, 2002 from 82% for the same period in the prior year. This decline is primarily attributable to an increase in utilization at our customer interaction centers that has resulted in greater leveraging of our operating costs. This has been offset, to an extent, by the shift in the mix of our business from outbound to higher cost inbound CRM services.

            We received cash incentives totaling $538,000 during the nine months ended June 30, 2002 to offset various start-up, payroll and operating costs associated with operating customer interaction centers from several Canadian provincial governments and local authorities in both the United States and Canada. Cost of services for the nine months ended June 30, 2002 has been reduced by $583,000 for cost offsets related to grants received to date. At June 30, 2002 we had grants receivable of $368,000 and a grant liability of $423,000 which are included in other receivables and accrued expenses, respectively, in the accompanying condensed consolidated balance sheet.

Selling, General and Administrative – Selling, general and administrative expenses increased $15,523,000 or 48% to $47,947,000 for the nine months ended June 30, 2002 from $32,424,000 for the same period in the prior year. This increase is the result of increased infrastructure costs to support our increased revenue and certain write offs and charges discussed below. For the nine months ended June 30, 2002, selling, general and administrative expenses included $5,553,000 of MCI related charges, $5,908,000 to write off our remaining receivables from BrandDirect Marketing, Inc., $2,762,000 to write off amounts due from Provell, Inc. which filed for bankruptcy on May 9, 2002, and $725,000 in severance costs. Selling, general and administrative expense for the nine months ended June 30, 2001 included a $7,014,000 charge to write off amounts due from BrandDirect Marketing, Inc. Excluding these items, expense levels as a percentage of net revenues declined from 21% to 19% due to leveraging our selling, general and administrative infrastructure over a larger revenue base.

Restructuring Charge – During the quarter ended June 30, 2002, we recorded a $4,467,000 restructuring charge in connection with a plan designed to reduce our cost structure by closing six sites, resulting in the disposal of fixed assets and a reduction in workforce. The restructuring plan will be completed by the end of fiscal year 2002. The restructuring costs include site closure costs, which are the estimated costs for closing the customer interaction centers and severance costs for terminated employees. An $868,000 restructuring charge was recorded in the quarter ended December 31, 2000 related to call center closures. In the quarter ended December 31, 2001, the termination of a customer interaction center lease was settled for $302,000 less than the balance of the lease payments that had been accrued, resulting in the reversal of the remaining accrual. See the discussion in Note 6 to the condensed consolidated financial statements included with this report.

Equity in Losses of Joint Venture – This reflects our portion of the losses of our startup Internet joint venture, 365biz.com, under the equity method of accounting. During fiscal 2001, the joint venture’s operations were discontinued, and the remaining net investment in/advances to the joint venture were written off.

Other Expense – The $302,000 in other expense for the nine months ended June 30, 2002 relates to the change in the time value of our foreign currency call options in accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities . We entered into foreign currency call options during the quarter ended December 31, 2001, so there was no related amount of expense during the nine months ended June 30, 2001.

Interest Expense – Interest expense increased $447,000 or 173% to $705,000 for the nine months ended June 30, 2002 from $258,000 for the same period in the prior year. The increase is primarily attributable to an increase in the average outstanding balances under our line of credit, notes payable and capital lease obligations and a higher effective interest rate on the outstanding balances under our line of credit.

Income Tax (Expense) Benefit – Our provision for income taxes changed from a benefit of $5,099,000 for the nine months ended June 30, 2001 to an expense of $3,553,000 for the nine months ended June 30, 2002. This fluctuation was due primarily to recording a full valuation allowance on our deferred tax assets of $11,706,000 since it is more likely than not that the benefit of these assets will not be realized.

Liquidity and Capital Resources

            As of June 30, 2002, our primary source of liquidity consisted of cash and amounts available under our credit facility with PNC Bank, National Association (“PNC”). At June 30, 2002, we had cash of $8,654,000 and working capital of $828,000. On June 28, 2002, we amended the credit facility, extending its expiration date from June 30, 2002 to July 31, 2002. The amount available under the credit facility was reduced from $20 million to $15 million and the interest rate on outstanding balances was increased from PNC’s prime rate plus 200 basis points to PNC’s prime rate plus 300 basis points. The credit facility was subsequently amended on July 31, 2002, extending the expiration date from July 31, 2002 to September 30, 2002 and reducing the amount available under it to $10 million effective August 31, 2002. The outstanding balance under the credit facility at June 30, 2002 was $9,758,000 and $4,254,000 in borrowing capacity remained under the terms of the credit facility at that date.

            PNC has a first priority security interest in substantially all of our assets. The credit facility contains financial covenants and certain restrictions which restrict our ability to incur additional debt or dispose of assets. As of June 30, 2002, we were not in compliance with all of these covenants and PNC had not waived its rights in connection with these violations. We believe that upon the September 30, 2002 expiration date, the credit facility may not be extended. We are currently in negotiations to obtain a three-year, asset based, revolving credit facility on terms similar to those applicable to the PNC credit facility; however, it cannot be assured that we will be able to reach an agreement for alternative financing on commercially reasonable terms. We believe that our current cash balances, amounts available to us under our current lease facilities and the amounts that will be available to us under the credit facility currently in negotiations will be sufficient to finance our current operations and planned capital expenditures through June 30, 2003. If we are unable to secure alternative financing, our business, financial position and results of operations would be harmed.

            In addition, while we believe we have provided adequate reserves for exposures associated with the WorldCom bankruptcy filing, this filing creates some uncertainty with respect to the ultimate collectibility of amounts due from MCI and the carrying value of certain of our assets. After the $7,669,000 charge recorded in the third quarter of 2002, we were exposed on $2,863,000 of MCI related accounts receivable and intangible assets. Six of our customer interaction centers provide all or a significant portion of their services to MCI. While we do not presently believe the property and equipment at these customer interaction centers is impaired, a significant decline in the level of services being provided to MCI as a result of the WorldCom bankruptcy filing could result in a significant charge associated with property and equipment impairment, obligations under operating leases, and workforce restructuring related costs. It is not possible to quantify the amount of such a potential charge at this time. The carrying value of property and equipment at the six customer interaction centers at June 30, 2002 was $11,482,000. Future operating lease commitments for the six customer interaction centers was $22,970,000 at June 30, 2002.

            Net cash provided by operating activities was $8,521,000 for the nine months ended June 30, 2002, compared to a use of cash of $13,749,000 for the nine months ended June 30, 2001. The improvement in operating cash flow was primarily due to a reduction in accounts receivable and increases in accounts payable and accrued liabilities offset by a larger net loss.

            Our net cash used in investing activities for the nine months ended June 30, 2002 and 2001 was $13,689,000 and $13,604,000, respectively, consisting primarily of capital expenditures. Growth of our CRM services operations will continue to require significant capital expenditures.

            Our net cash provided by financing activities for the nine months ended June 30, 2002 and 2001 was $7,428,000 and $22,332,000, respectively. During the nine months ended June 30, 2002, we borrowed $9,758,000 under our credit facility, made $6,213,000 in net repayments of notes payable and obligations under capital leases, and generated $3,207,000 in proceeds from the issuance of common stock and warrants. On October 26, 2001, we raised net proceeds of $1,749,000 in a private placement financing in which we sold 217,804 units, each unit comprised of one share of common stock and one-third of a warrant to purchase an additional share at $12.00 per share, for the price of approximately $9.64 per unit. The warrants are exercisable at any time prior to September 28, 2006. We also issued to these investors additional warrants to purchase 10,890 shares of our common stock in consideration for their purchasing the unit s in the private placement. On September 28, 2001, we also issued 121,349 warrants to the placement agent on the same terms and conditions as units sold on that date. These warrants were exercised on April 3, 2002, providing us with $1,458,000 of additional capital.

            We financed equipment under capital leases and incurred obligations of $1,615,000 during the nine months ended June 30, 2002. We also entered into new operating leases on our Canadian lease facility for equipment with an aggregate total cost of 269,284 Canadian dollars (approximately $177,000 U.S. dollars at June 30, 2002).

Recent Accounting Pronouncements

            In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 supersedes SFAS No. 121 and Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” We are required to adopt SFAS No. 144 for the fiscal year beginning October 1, 2002 and do not expect it to have a material impact on our financial position or results of operations.

            In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” We are required to adopt SFAS No. 142 for our fiscal year beginning October 1, 2002 and do not expect it to have a material impact on our financial position or results of operations. At June 30, 2002, we had no goodwill in the accompanying condensed consolidated balance sheet .

            In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No.

146 replaces Issue 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. We have exposure to changing interest rates and are not currently engaged in hedging activities to mitigate this risk. Interest on the $9,758,000 outstanding under our line of credit with PNC at June 30, 2002 bears interest at PNC’s prime rate plus 300 basis points. At our current level of indebtedness, a 1% change in the interest rate will have an effect of $98,000 on our interest expense charges on an annual basis.

Foreign currency exchange rate risk. We are exposed to foreign currency fluctuation relating to our Canadian subsidiary, RMH Teleservices International Inc. (“RMH International”). In order to hedge our cash flow economic exposure in Canada, in November 2001 we entered into a collar arrangement with a commercial bank for a series of puts and calls for a fixed amount of Canadian dollars (the “Collar”). Under this arrangement, we have the option to purchase a fixed amount of Canadian dollars at a fixed rate in two-week intervals covering 52 weeks in the event the exchange rate drops below a set minimum or “floor” rate. Conversely, we are required to sell the same amount of Canadian dollars to the bank if the exchange rate increases above a set maximum or “ceiling” rate. As a result of this arrangement, our foreign currency risk for the fixed amount outside of the collar established by this arrangement has been eliminated. We remain exposed on fluctuations between the “ceiling” rate and “floor” rate. At June 30, 2002, the fair value of the Collar was $665,000. The Collar expires in November 2002.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings.

We have from time to time become involved in litigation incidental to our business activities. We are neither a party to nor is any of our property the subject of any material pending legal proceedings other than:

(1)	ordinary routine litigation incidental to our business; and

(2)	our involvement as a creditor in the filing by WorldCom and certain of its subsidiaries for voluntary relief under Chapter 11 of the United States Bankruptcy Code as further described elsewhere in this report.

Item 2:	Changes in Securities and Use of Proceeds.

a.	None.

b.	None.

c.	On April 3, 2002, we issued 121,349 shares of our common stock to ThinkEquity Partners, LLC (“ThinkEquity”) in connection with ThinkEquity’s exercise of its Common Stock Purchase Warrant dated September 28, 2001 (the “Warrant”). The Warrant provided for an exercise price of $12.00 per share, resulting in aggregate proceeds to us in the amount of $1,456,188. This issuance to an accredited investor was completed under Rule 506 of the Securities Act of 1933. We expect to use the proceeds for general corporate purposes.

Item 3:	Defaults upon Senior Securities.

As discussed elsewhere in this report, as of June 30, 2002, we were not in compliance with certain of our covenants under our credit facility with PNC Bank, National Association. Despite these violations, this credit facility was subsequently amended July 31, 2002, extending the expiration date from July 31, 2002 to September 30, 2002. PNC has not waived any of its rights with respect to these violations.

Item 4:	Submission of Matters to a Vote of Security Holders.

None.

Item 5:	Other Information.

None.

Item 6:	Exhibits and Reports on Form 8-K.

a.	Exhibits

            See attached.

b.	Reports on Form 8-K:

(1)	We filed a current report on Form 8-K on July 1, 2002 announcing we had dismissed Arthur Andersen LLP as our independent accountants effective June 27, 2002.

(2)	We filed a current report on Form 8-K on July 2, 2002 announcing we had engaged Deloitte & Touche LLP to serve as our independent accounts for the fiscal year ending September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RMH Teleservices, Inc. (Registrant)
DATED: August 13, 2002	By:	/s/ John A. Fellows

John A. Fellows Chief Executive Officer

DATED: August 13, 2002	By:	/s/ J. Scot Brunke

J. Scot Brunke Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATED: August 13, 2002	By:	/s/ Andrew I. Bronstein

Andrew I. Bronstein Senior Vice President (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

10.1	Eleventh Amendment to Credit Agreement between the Registrant and PNC Bank, National Association dated June 28, 2002

10.2	Consulting Agreement between the Registrant and Herbert Kurtz dated June 1, 2002

10.3	Telemarketing Services Agreement between the Registrant and J. C. Penney Life Insurance Company dated April 25, 2002

10.4	Second Amendment dated March 28, 2002 to the Call Center Services Agreement dated November 27, 2001 between the Registrant and MCI WorldCom Communications, Inc.

10.5	Letter of Employment between the Registrant and Robert Berwanger dated January 30, 2002

10.6	Twelfth Amendment to Credit Agreement between the Registrant and PNC Bank, National Association dated July 31, 2002

10.7	Amended and Restated First Amendment dated November 28, 2001 to the Call Center Services Agreement between the Registrant and MCI WorldCom Communications, Inc.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002