Form 10-K
period 2002-09-30
RMH TELESERVICES INC
filed 2003-01-22
CIK 1017958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21333

RMH TELESERVICES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2250564
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15 Campus Boulevard
Newtown Square, PA 19073
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (610) 325-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share
(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes  ☒    No  ☐

As of January 10, 2003, 13,792,464 shares of common stock were outstanding.

The aggregate market value of the shares of common stock owned by non-affiliates of the registrant as of January 10, 2003 was approximately $74.6 million (based upon the closing sales price of these shares as reported by the NASDAQ Stock Market’s national market). The aggregate market value of the shares of common stock owned by non-affiliates of the registrant as of March 28, 2002 was approximately $135.2 million (based upon the closing sales price of these shares as reported by the NASDAQ Stock Market’s national market). Calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the registrant include only directors, executive officers and individual shareholders filing Schedules 13D or 13G with the registrant. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes by the Securities and Exchange Commission.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference in Part III.

In this Annual Report on Form 10-K, “RMH,” “we,” “us,” and “our” refer to RMH Teleservices, Inc., a Pennsylvania corporation, and, when applicable, its subsidiaries.

References to a given fiscal year in this Annual Report on Form 10-K are to the fiscal year ending on September 30th of that year. For example, the phrases “fiscal 2002” or “2002 fiscal year” refer to the fiscal year ended September 30, 2002.

PART I

ITEM 1. BUSINESS

General

We are a provider of high-quality outsourced customer relationship management (“CRM”) services, offering customer interaction solutions that permit our clients to more effectively manage their relationships with their customers. We have developed strategic relationships with market leaders in the telecommunications, financial services, insurance, technology, retail and logistics industries. Our client base includes Aegon, AT&T, Chase, Citibank, MCI, Microsoft, Nextel, UPS and others. We distinguish ourselves through our vertical industry expertise, well-trained workforce and integrated customized technology solutions designed to meet the rigorous demands of our clients. We have established a strong track record of consistent growth with revenues growing at a compound annual growth rate of over 39% from $32.3 million in fiscal 1996 to $239.2 million in fiscal 2002. At September 30, 2002, we operated over 7,900 workstations in our network of 17 customer interaction centers in the United States and Canada, including, 77 workstations in our quality control center and 144 workstations which are managed by a third party in India. Our net revenues and loss from operations for fiscal 2002 were $239.2 million and $14.1 million, respectively. This represents an increase in net revenues of 37.5% and a decrease in loss from operations of 3.4%, compared to fiscal 2001.

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

Targeting Top-Tier Clients in Key Industries

We target larger and better-capitalized companies in the industries we serve and focus on becoming their preferred provider of CRM services. The larger contract size associated with such clients allows us to operate efficiently, and we expect our high level of service to allow us to obtain additional business from our existing clients, most of which have substantial and growing CRM needs. We focus our sales efforts on current and future clients in targeted industries with potentially significant needs for outsourced CRM services, primarily in the telecommunications, insurance, financial services, technology, retail and logistics industries. We believe that by developing and cultivating industry-specific expertise in-house, we are able to offer more customized and relevant solutions to our clients. The success of this approach is evidenced by our telecommunications vertical, which has grown from $46.7 million in net revenues for fiscal 2000 (35.6% of total net revenue) to $113.7 million in net revenues for fiscal 2002 (47.5% of net revenues). As part of this approach, we continue to evaluate opportunities in other industries that have a substantial, long-term need for outsourced solutions.

Providing High Quality CRM Services on a Cost-Effective Basis

Our strategy is to provide high quality, cost-effective CRM services that meet our clients’ high standards. We open large facilities in areas with substantial, well-qualified labor pools. Prior to opening a customer interaction center, we analyze the demographics of the targeted geographic area in order to determine the quality, quantity and availability of the local labor pool. Where appropriate, we will locate facilities in markets where we can obtain financial incentives from local and state governments to open and operate facilities in their respective jurisdictions. During fiscal 2002, we increased our capacity in the following markets:

-	Vancouver, British Columbia – 800 workstation center
-	High Point, North Carolina – 700 workstation center
-	Nanaimo, British Columbia – 300 workstation center expansion
-	Sarnia, Ontario – 200 workstation center expansion
-	Allentown, Pennsylvania – 150 workstation center expansion

For financial information relating to the geographic distribution of our assets, see the consolidated financial statements attached hereto.

We evaluate additional regions in which to locate new customer interaction centers on an ongoing basis. This careful attention to site selection has allowed us to lower our employee turnover and reduce the overall costs associated with operating a customer interaction center. In addition, we have invested aggressively in quality assurance practices and personnel. We operate one quality assurance center with a total of 77 dedicated workstations, which monitor all CRM representatives to ensure compliance with performance standards. We believe our low cost operations and focus on quality assurance have allowed us to provide our clients with cost-effective solutions while maintaining high quality service.

We made significant efforts in fiscal 2002 to reduce our cost structure. In the third quarter of fiscal 2002, we initiated a plan to close six of our older, higher-cost customer interaction centers in the United States. Separately, during the fourth quarter of fiscal 2002, we completed a workforce reduction at our corporate offices in an effort to reduce our general and administrative expenses.

Diversifying Our Revenue Base

Over the past several years we have worked to increase the predictability of our revenue stream by diversifying our revenue base across inbound and outbound calls and over a wider range of industries. For example, we have increased our inbound contract revenues, which are more predictable due to the longer-term nature of such contracts, from 21.8% of net revenues in fiscal 2000 to 47.4% of net revenues in fiscal 2002.

However, we rely on several clients for a significant portion of our revenues. One client, MCI WORLDCOM Communications, Inc. (“MCI”), a division of WorldCom, Inc. (“WorldCom”), accounted for 25.8% of our net revenues in fiscal 2002. In addition, three clients each accounted for over 10% of our net revenues in fiscal 2002: Aegon, Nextel Communications and Microsoft. In fiscal 2001, no client accounted for more than 20% of our net revenues and three clients, Aegon, MCI and Microsoft, each accounted for over 10% of our net revenues. We will consider further expanding the scope of our business by entering new vertical markets. We will also consider selectively acquiring companies that will supplement our technical expertise, allow us to acquire additional human resources or strategic customer relationships or expand our presence in key vertical or geographic markets.

We provide inbound and outbound CRM services to MCI under several agreements that expire through November 2006. MCI accounted for 25.8%, 19.2% and 20.1% of our revenues for 2002, 2001 and 2000, respectively. On July 21, 2002, WorldCom announced that it had filed for voluntary relief under Chapter 11 of the United States Bankruptcy Code. While we have continued to provide services to MCI, these events create uncertainty about our future business relationship with MCI, which, if not resolved in a manner favorable to us, could have an adverse impact on our future operating results.

We recorded a $7,669,000 charge for MCI related assets during the third quarter of fiscal 2002, of which $5,553,000 is included in selling, general and administrative expense and $2,116,000 is a reduction in revenues, in the accompanying consolidated statement of operations. Included in the $5,553,000 charge was a full reserve on a $1,011,000 loan to a client that derives all of its revenues from MCI, as further discussed in note 21 of the notes to the consolidated financial statements. We believe we have adequately reserved for all exposure created as a result of the WorldCom bankruptcy; however, there can be no assurance that additional charges will not be required in the future. At September 30, 2002, we had $13,152,000 in accounts receivable from MCI, of which $7,996,000 were for services provided prior to the date of the WorldCom bankruptcy filing and $5,156,000 were for services provided subsequent to the bankruptcy filing.

Six of our customer interaction centers provide all or a significant portion of their services to MCI. While we do not presently believe the property and equipment at these customer interaction centers is impaired, a significant decline in the level of services being provided to MCI as a result of the WorldCom bankruptcy filing could result in substantial operating costs being incurred with no related revenues and a significant charge associated with property and equipment impairment. The carrying value of property and equipment at the six customer interaction centers at September 30, 2002 was $12,207,000. Future operating lease commitments for the six customer interaction centers was $20,934,000 at September 30, 2002.

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

Personnel. A key element of our success is our well-trained staff of approximately 11,000 CRM representatives across the United States and Canada. We select our employees through a standardized screening process that includes an initial telephone interview, followed by an in-person evaluation. We provide our new hires with extensive classroom and on-the-job training programs and thereafter continue to coach and train our representatives on an ongoing basis.

Our Services

Our services allow our clients to generate increased sales, strengthen their customer relationships and provide a high level of support to their customers. We design and implement customized CRM programs for our clients designed to meet their specific customer care requirements. We provide customer service, customer acquisition and customer retention services to our clients on both an integrated and individual basis. Our CRM services are generally classified as either inbound or outbound services. In the fourth quarter of 2002, we began measuring the performance of our business based on these two business segments, which are described as follows:

Inbound Services

Our inbound CRM services consist primarily of customer service programs, although some acquisition and retention services are also performed on an inbound basis. Inbound services involve the processing of incoming calls, often placed by our clients’ customers using toll-free numbers, to a customer service representative for service, order fulfillment or information. Our system receives an inbound call and directs it, together with scripting, pricing data, reference databases and any other relevant information, to an available CRM representative’s workstation.

Our customer service programs are designed to maintain and extend the customer relationship and maximize the long-term value of our clients’ relationships with their customers. We respond to billing and other account inquiries from our clients’ customers and manage customer complaints and product or service problems to promote faster resolution and follow predetermined procedures to ensure that the problems have been resolved. We offer help desk, product or service support, including troubleshooting and other first- and second-tier support services. We also confirm that products or services requested by customers have been delivered or provided and that changes requested by customers in products or services have been effected. In addition to these customer service initiatives, we use our inbound services to secure new customers for our clients by making direct sales in connection with providing traditional inbound services, by receiving orders for and processing purchases of products or services and by fulfilling information requests for product or service offerings. Finally, we use our inbound services to assist clients in regaining business from customers who have allowed their service to lapse. Inbound services represented 47.4% of our net revenues for fiscal 2002.

Outbound Services

We also provide outbound CRM services, which consist of customer acquisition and customer retention services. In providing our outbound services, our system receives data for target customers electronically from our clients. The data is retained in our database management systems and is then distributed for calling by our predictive dialing system. Once a live connection is established, the system transfers the call, along with the customer data and scripting information, to the workstation of a CRM representative trained for that specific client’s program. Our customer acquisition services are designed to secure new customers for our clients and can include a wide range of activities depending on our clients’ needs, including direct sales services, order processing, product inquiry and lead generation and appointment setting whereby we use information provided by our clients to identify and prioritize customer leads and schedule customer interactions with client representatives. Our customer retention services enable our clients to respond more effectively to their customers’ needs and concerns, reward customers for their continued patronage and reinstate customers who have previously canceled their service. These services include conducting satisfaction assessments to ascertain customer opinions regarding the quality of client product or service offerings and interacting with our clients’ customers who have allowed their service to lapse in an attempt to regain their business and learn their reasons for discontinuing service. Outbound business represented 52.6% of our net revenues for fiscal 2002.

For a summary of the operating results for each of our segments, see note 18 to the consolidated financial statements included with this report.

Our Client Contracts

Our client contracts are generally for terms of one to five years, with the longer term contracts typically associated with our growing inbound CRM business. Contracts are typically terminable by either party upon 60 days notice; however, in some cases, particularly in our longer term inbound contracts which often require substantial capital expenditures on our part, a client will be required to pay us a termination fee in connection with an early termination of the contract. Such a fee deters our clients from exercising their early termination rights and, in the event a client decides to terminate despite the penalty, helps ensure that we can recover all or a portion of our capital costs associated with preparing for performance under the contract and that we receive at least a portion of the revenues projected under the contract. In addition, our inbound contracts generally contain minimum volume commitments requiring our clients to provide us with agreed-upon levels of calls during the terms of the contracts. Our fees for services rendered under these contracts are based on pre-determined contracted chargeable rates that may include a base rate per hour plus a higher rate or “bonus” rate if we meet pre-determined objective performance criteria. These objective performance criteria include such items as sales generated during a defined period. Additionally, we may receive additional discretionary client determined bonuses based upon criteria established by our clients.

Our Technology

Our staff of highly skilled information technology professionals is focused on technological integration to meet our clients’ needs. We integrate our clients’ existing systems with our own systems to provide cost-effective, timely solutions that allow them to maximize their investment and minimize their costs. Where appropriate, we develop software systems to customize our services to a particular client.

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

Sales and Marketing

Our core sales and marketing team is currently comprised of five sales executives, all of whom have significant sales experience and several of whom have significant experience in the CRM and similar customer service industries. In addition, members of our senior management, including our chief executive officer and leaders of our operations and technology departments, are active participants in the sales process. We believe their involvement enables us to better manage our clients’ expectations and our ability to meet or exceed these expectations. A significant portion of the compensation of our core sales and marketing team is commission-based.

Quality Assurance

We have consolidated our quality assurance program into one quality assurance center that has dedicated quality assurance personnel who monitor CRM representatives to ensure compliance with performance standards. Sales confirmations are digitally recorded with the customer’s consent to ensure accuracy and to provide a record of each sale. Our personnel review the audio file of certain completed sales for compliance with client specifications. This system is designed to respond to client requests to review details of a particular sale within minutes and is able to identify the program, the date and time of the interaction and the CRM representative who made the sale. Clients also participate in the monitoring process and are able to electronically access relevant information.

Our information systems enable us to provide our clients with customized reports on the status of their CRM programs. Access to this data enables our clients to modify or enhance an ongoing campaign in order to improve its effectiveness.

Competition

We compete with the internal operations of many of our existing and potential clients, as well as with other outsourced CRM service providers. The outsourced CRM industry is highly fragmented and competitive. Our competitors range from large independent firms to small firms catering to specialized programs and short-term projects. We believe that we distinguish ourselves from our competition by providing high quality CRM services at affordable prices that meet our clients’ needs for scalability and time to market. We believe the principal competitive factors in our industry are quality of service, performance, price, experience and reporting capabilities.

Government Regulation

Telemarketing sales practices are regulated in the United States and Canada as discussed below.

United States

In the United States, there are two major federal laws that specifically address telemarketing. In 1991, Congress passed the Telephone Consumer Protection Act (“TCPA”) which authorized the Federal Communications Commission (“FCC”) to adopt rules implementing the TCPA. In 1994, Congress passed the Telemarketing and Consumer Fraud and Abuse Prevention Act (the “Fraud Prevention Act”) which authorized the Federal Trade Commission (“FTC”) to adopt the Telemarketing Sales Rule (“TSR”) which became effective on December 31, 1995. In addition, the states have various regulatory restrictions and requirements for telemarketing companies.

The TCPA places restrictions on unsolicited automated telephone calls to residential telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and telephone fax machines. In addition the regulations require CRM firms to develop a “do not call” list and to train their CRM personnel to comply with these restrictions. The TCPA creates a right of action for both consumers and state attorneys general. A court may award damages or impose penalties of $500 per violation, which may be trebled for willful or knowing violations. Currently, we train our service representatives to comply with the regulations of the TCPA and program our call management system to avoid initiating telephone calls during restricted hours or to individuals maintained on our “do not call” list. On September 18, 2002, the FCC issued a Notice of Proposed Rulemaking seeking public comment on whether the FCC should refine its existing rules on the use of auto dialers, prerecorded messages and unsolicited telephone solicitations to account for new technologies and telemarketing practices; adopt any additional rules that would allow legitimate telemarketing practices while protecting individual privacy; and reconsider adopting a national “do not call” list, particularly in light of an amended TSR and state lists.

The FTC regulates both general sales practices and telemarketing specifically and has broad authority to prohibit a variety of advertising or marketing practices that may constitute “unfair or deceptive acts or practices.” Pursuant to its general enforcement powers, the FTC can obtain a variety of types of equitable relief, including injunctions, refunds, disgorgement, the posting of bonds and bars from continuing to do business for a violation of the acts and regulations it enforces.

The FTC also administers the Fraud Prevention Act under which the FTC has issued the TSR prohibiting a variety of deceptive, unfair or abusive practices in direct telephone sales. Generally, these rules prohibit misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The regulations also regulate the use of prize promotions in direct telephone sales to prevent deception and require that a telemarketer identify promptly and clearly the seller on whose behalf the CRM representative is calling, the purpose of the call, the nature of the goods or services offered and that no purchase or payment is necessary to win a prize. The regulations also require that providers of services maintain records on various aspects of their businesses.

On December 18, 2002, the FTC amended the TSR. The major change was the creation of a centralized national “do not call” registry which the FTC expects to be in place four months after the FTC receives funding. A consumer who receives a telemarketing call despite being on the registry will be able to file a complaint with the FTC, either online or by calling a toll free number. Violators could be fined up to $11,000 per incident. In addition, the amended TSR restricts call abandonment (with certain safe harbors) and unauthorized billing and requires “caller id” transmission by the telemarketer.

In the past session of Congress, bills such as the “Know Your Caller Act of 2001” and the “Telemarketing Intrusive Practices Act” were introduced in the House and Senate, respectively. Both bills would have placed further restrictions and regulations on telemarketers. Neither bill passed in both houses and consequently would have to be reintroduced by their sponsors in the next Congress.

At the state level, most states have enacted consumer protection statutes prohibiting unfair or deceptive acts or practices as they relate to telemarketing sales. For example, telephone sales in certain states are not final until a written contract is delivered to and signed by the buyer, and such a contract often may be canceled within three business days. At least one state also prohibits parties conducting direct telephone sales from requesting credit card numbers in certain situations, and several other states require certain providers of such services to register annually, post bonds or submit sales scripts to the state’s attorney general. Under these general enabling statutes, depending on the willfulness and severity of the violation, penalties can include imprisonment, fines and a range of equitable remedies such as consumer redress or the posting of bonds before continuing in business.

Additionally, some states have enacted laws and others are considering enacting laws targeted at direct telephone sales practices. Some examples include laws regulating electronic monitoring of telephone calls and laws prohibiting any interference by direct telephone sales with “caller id” devices. Most of these statutes allow a private right of action for the recovery of damages or provide for enforcement by state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees. There can be no assurance that any such laws, if enacted, will not adversely affect or limit our current or future operations.

A growing number of states have also established statewide “do not call” lists. According to the FCC, as of September 2002, 16 states had “do not call” lists in effect and five more were implementing their lists. Fifteen more states had legislation pending proposing “do not call” databases.

The industries we serve are also subject to government regulation, and, from time to time, bills are introduced in Congress, which, if enacted, could affect our operations. We, and our employees who sell insurance products, are required to be licensed by various state and provincial insurance commissions for the particular type of insurance product to be sold and are required to participate in regular continuing education programs.

Telecommunications is another industry we serve that is subject to government regulation. For example, “slamming” is the illegal practice of changing a consumer’s telephone service without permission. The FCC has promulgated regulations regarding slamming rules that apply solely to the telecommunications carrier and not the telemarketer or the independent party verifying the service change. However, some state slamming rules may extend liability for violations to agents and other representatives of telecommunications carriers, such as telemarketers.

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

Canada

In Canada, the Canadian Radio-Television and Telecommunications Commission enforces rules regarding unsolicited communications using automatic dialing and announcing devices, live voice and fax. Companies that violate any of the restrictions on unsolicited calls may have their telephone service terminated after two business days’ notice from the telephone company.

In 2001, the federal government of Canada enacted the Personal Information Protection and Electronic Documents Act (the “Federal Act”). Effective January 1, 2004, the Federal Act requires companies to obtain consent for the collection, use, and disclosure of an individual’s personal information. If the Federal Act is determined to be applicable to us, it may have an adverse affect on or limit our current or future operations. The Federal Act permits any Province of Canada to enact legislation governing the subject matter of the Federal Act, in which case the legislation of the Province will apply. Our Canadian operations are located primarily in Ontario, British Columbia and New Brunswick. Each of these provinces may enact legislation governing the subject matter of the Federal Act. Ontario and British Columbia have indicated that they intend to do so. If any of these provinces, or any other provinces in which we operate, enact such legislation, there can be no assurance that any such laws will not adversely affect or limit our current or future operations.

The Federal Competition Act contains a number of provisions that regulate the conduct of telemarketers in Canada, in particular the manner in which outbound calls are to be conducted. Failure to comply with such legislation could adversely affect our business.

Employees

As of December 31, 2002, we employed 13,486 people, 6,265 of whom we employed on a full-time basis and 7,221 of whom we employed on a part-time basis. None of our employees are currently covered by collective bargaining agreements, although efforts have been made by some employees in support of such an agreement. We believe that our relations with our employees are good.

History

Our Company was founded in 1983 and completed an initial public offering of shares of common stock in September 1996. RMH Teleservices, Inc. is a Pennsylvania corporation and its principal business office is located at 15 Campus Boulevard, Newtown Square, Pennsylvania 19073. Our telephone number is (610) 325-3100.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 450 Fifth Street, NW, Washington, CD 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Our principal Internet address is www.rmh.com. We make available free of charge on www.rmh.com our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

We have experienced rapid growth over the past several years and currently plan to continue a high rate of growth. Rapid growth places a significant strain on our management, operations and resources. Our future performance and profitability will depend on our ability to:

•	build our infrastructure to meet the demands of our clients;
•	successfully recruit, train and retain qualified personnel;
•	maintain state-of-the-art technical capabilities to compete effectively in the CRM industry;
•	effectively oversee and manage our customer interaction centers as we expand geographically;
•	effectively manage the growth and implementation of our customer interaction centers;
•	penetrate and serve new vertical markets;
•	successfully integrate any acquired businesses; and
•	manage our business in light of general economic conditions and conditions which may affect in particular our clients and other companies in our vertical markets.

If we are unable to manage our growth successfully, our business and results of operations could be harmed.

There can be no assurance that we will be profitable in the future.

We sustained operating losses for the fiscal years 2002 and 2001. While we believe that we will be able to reduce such losses and become profitable in future periods, there can be no assurance that we will be able to do so.

We rely on a few major clients for a significant portion of our revenues. The loss of any of these clients or their failure to pay us could reduce our revenues and adversely affect our results of operations.

Substantial portions of our revenues are generated from a few key clients. One client, MCI, accounted for 25.8% of our net revenues in 2002. In addition, three other clients each accounted for over 10% of our net revenues in 2002. No client accounted for more than 20% of our net revenues and three clients each accounted for over 10% of our net revenues in 2001. Most of our clients are not contractually obligated to continue to use our services at historic levels or at all. If any of these clients were to significantly reduce the amount of services we perform for them, fail to pay us, or were to terminate the relationship altogether, our revenues and business could be harmed.

We provide inbound and outbound CRM services to MCI under several agreements that expire through November 2006. MCI accounted for 25.8%, 19.2% and 20.1% of our revenues for 2002, 2001 and 2000, respectively. On July 21, 2002, WorldCom announced that it had filed for voluntary relief under Chapter 11 of the United States Bankruptcy Code. While we have continued to provide services to MCI, these events create uncertainty about our future business relationship with MCI, which, if not resolved in a manner favorable to us, could have an adverse impact on our future operating results.

We recorded a $7,669,000 charge for MCI related assets during the third quarter of fiscal 2002, of which $5,553,000 is included in selling, general and administrative expense and $2,116,000 is a reduction in revenues, in the accompanying consolidated statement of operations. Included in the $5,553,000 charge was a full reserve on a $1,011,000 loan to a client that derives all of its revenues from MCI, as further discussed in note 21 of the notes to the consolidated financial statements. We believe we have adequately reserved for all exposure created as a result of the WorldCom bankruptcy, however, there can be no assurance that additional charges will not be required in the future. At September 30, 2002, we had $13,152,000 in accounts receivable from MCI, of which $7,996,000 were for services provided prior to the date of the WorldCom bankruptcy filing and $5,156,000 were for services provided subsequent to the bankruptcy filing.

Six of our customer interaction centers provide all or a significant portion of their services to MCI. While we do not presently believe the property and equipment at these customer interaction centers is impaired, a significant decline in the level of services being provided to MCI as a result of the WorldCom bankruptcy filing could result in substantial operating costs being incurred with no related revenues and a significant charge associated with property and equipment impairment. The carrying value of property and equipment at the six customer interaction centers at September 30, 2002 was $12,207,000. Future operating lease commitments for the six customer interaction centers was $20,934,000 at September 30, 2002.

A decrease in demand for our services in one or more of the industries to which we provide services could reduce our revenues and adversely affect our results of operations.

Our success is dependent in large part on continued demand for our services from businesses within the telecommunications, financial services, insurance, technology and logistics industries, which accounted for 47.5%, 21.8%, 13.1%, 11.4%, and 6.2% of our revenues for fiscal 2002, respectively, and 39.0%, 26.5%, 21.4%, 11.1% and 2.0% of our revenues for fiscal 2001, respectively. A reduction in or the elimination of the use of outsourced CRM services within any of these industries could harm our business.

We may be unable to hire or retain qualified personnel.

By its nature, our industry is labor intensive. CRM representatives, who make up a significant portion of our workforce, generally receive modest hourly wages. Our recruiting and training costs are increased and our operating efficiency and productivity are decreased by:

•	any increases in hourly wages, costs of employee benefits or employment taxes;
•	the high turnover rate experienced in our industry;
•	the high degree of training necessary for some of our CRM service offerings, particularly insurance product customer acquisition and technology customer service;
•	our rapid growth; and
•	competition for qualified personnel with other CRM service firms and with other employers in labor markets in which our customer interaction centers are located.

Additionally, some of our employees have attempted to organize a labor union, which, if successful, could further increase our recruiting and training costs and could further decrease our operating efficiency and productivity. We may not be able to continue to cost-effectively recruit, train and retain a sufficient number of qualified personnel to meet the needs of our business or to support our growth. If we are unable to do so, our results of operations could be harmed.

Our results of operations may be subject to significant fluctuations.

Our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a wide variety of factors including:

•	the commencement and expiration of contracts;
•	our revenue mix;
•	the amount and timing of new business;
•	the timing of clients’ telemarketing campaigns;
•	the financial strength of our customers and the collectibility of our receivables;
•	local, regional and national economic and political conditions;
•	our ability to successfully open new customer interaction centers or to expand existing centers in a timely fashion;
•	the loss or unavailability of economic incentives provided by local, state or provincial government authorities;
•	bonus arrangements continuing to be negotiated with clients, and if negotiated, any amounts being earned;
•	the timing of opening new customer interaction centers and expansion of existing customer interaction centers;
•	the timing of additional selling, general and administrative expenses; and
•	competitive conditions in our industry.

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

We believe that our success depends to a significant degree upon the continued contributions of our executive officers and other key personnel, both individually and as a group. Our future performance will be substantially dependent on our ability to retain them. The loss of the services of any of our executive officers, particularly John A. Fellows, our Chief Executive Officer, could prevent us from executing our business strategy.

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

Subchapter F of Chapter 25 of the Pennsylvania Business Corporation Law of 1988, which is applicable to us, may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a shareholder might consider in his or her best interest, including those attempts that might result in a premium over the market price for the shares held by shareholders. In general, Subchapter F of Chapter 25 of the Pennsylvania Business Corporation Law delays for five years and imposes conditions upon “business combinations” between an “interested shareholder” and us, unless prior approval of our board of directors is given. The term “business combination” is defined broadly to include various merger, consolidation, division, exchange or sale transactions, including transactions using our assets for purchase price amortization or refinancing purposes. An “interested shareholder,” in general, would be a beneficial owner of shares entitling that person to cast at least 20% of the votes that all shareholders would be entitled to cast in an election of directors.

If we are unable to keep pace with technological changes, our business will be harmed.

Our business is highly dependent on our computer and telecommunications systems, including our customized software, predictive dialing equipment and automated customer interaction workstations. Our ability to compete effectively is dependent upon continued investment in advanced computer and telecommunications technology that is rapidly evolving. We cannot be assured that we will be successful in anticipating or adapting to technological changes or in selecting and developing new and enhanced technologies on a timely basis. In addition, the inability of equipment vendors to supply equipment on a timely basis could harm our operations and financial condition.

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

Fluctuations in currency exchange rates could adversely affect our business.

A significant portion of our operations is located in Canada. An increase in the value of the Canadian dollar in relation to the value of the United States dollar could increase our costs of doing business in Canada and adversely affect our results of operations. In addition, we expect to expand our operations into other countries and, accordingly, will face similar exchange rate risk with respect to the costs of doing business in such countries as a result of any increases in the value of the United States dollar in relation to the currencies of such countries.

While we have taken steps to mitigate our exposure to foreign currency risks, as further described in note 16 of the notes to our consolidated financial statements, there is no guarantee that we will be able to successfully hedge our foreign currency exposure in the future.

We may acquire other businesses. We may not be able to identify appropriate acquisition candidates, acquire them on favorable terms or properly integrate their businesses with ours.

From time to time, we may consider acquisitions of other businesses. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. Also, we may not be able to identify, acquire on favorable terms or manage additional businesses profitably or to successfully integrate acquired businesses. Businesses that we acquire may have liabilities that we underestimate or do not discover during our pre-acquisition investigations. Some of the liabilities of the businesses we acquire, even if we do not expressly assume them, may be imposed on us. Further, each acquisition involves a number of other special risks that could cause an acquired business to fail to meet our expectations. For example:

•	an acquired business may not achieve expected results;
•	we may not be able to retain key personnel of an acquired business;
•	we may incur substantial, unanticipated costs, delays or other operational or financial problems when integrating an acquired business;
•	our management’s attention may be diverted; or
•	our management may not be able to manage the combined entity effectively or to make acquisitions and grow our business internally at the same time.

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

Risks Related to Our Industry

We may not be able to effectively win business against our competition.

The CRM services industry is highly competitive. We compete with:

•	the in-house CRM operations of our clients or potential clients;
•	other outsourced CRM providers, some of which have greater resources than we have; and
•	providers of other marketing and CRM formats and, in particular, other forms of direct marketing such as interactive shopping and data collection through television, the internet and other media.

Many businesses that are significant consumers of CRM services use more than one CRM services firm at a time and reallocate work among various firms from time to time. We and other firms seeking to perform outsourced CRM services are frequently required to compete with each other as individual programs are initiated. We cannot be certain that we will be able to compete effectively against our current competitors or that additional competitors, some of which may have greater resources than we have, will not enter the industry and compete effectively against us. As competition in the industry increases, we may face increasing pressure on the prices for our services. We will face continued pricing pressure as our competitors migrate call centers to lower cost labor markets.

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

Our industry is subject to an increasing amount of regulation in the United States and Canada. Most of the statutes and regulations in the United States allow a private right of action for the recovery of damages or provide for enforcement by the Federal Trade Commission, state attorneys general or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees. The Canadian Radio-Television and Telecommunications Commission enforces rules regarding unsolicited communications using automatic dialing and announcing devices, live voice and fax. We cannot assure you that we will be in compliance with all applicable regulations at all times. We also cannot assure you that new laws, if enacted, will not adversely affect or limit our current or future operations.

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

For further discussion of regulatory issues, see Government Regulation in Part I, Item 1.

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

ITEM 2. PROPERTIES

Our corporate headquarters facility is located in Newtown Square, Pennsylvania. The approximately 50,000 square-foot building is leased to us through 2012. We also maintain an 8,672 square-foot corporate office in Frisco, Texas, which is leased to us through July 31, 2007.

We also lease all of the facilities used for our customer interaction centers. We believe that our existing facilities are suitable and adequate for our current operations, but additional facilities will be required to support growth. As of September 30, 2002, we operated nine customer interaction centers in the United States with 3,195 workstations, and eight customer interaction centers in Canada with 4,579 workstations, and 144 workstations which are managed by a third party in India. We operate a centralized quality assurance center located at our Thunder Bay, Ontario (77 quality assurance workstations) customer interaction center. We believe that suitable additional or alternative space will be available as needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

We have from time to time become involved in litigation incidental to our business activities. However, we are not currently subject to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the company are as follows:

Name	Age	Position
John A. Fellows	38	Director and Chief Executive Officer
J. Scot Brunke	43	Executive Vice President and Chief Financial Officer
Clint F. Streit	46	Executive Vice President and Chief Operating Officer
Paul J. Burkitt	41	Executive Vice President of Sales and Marketing
Paul W. Little	40	Executive Vice President of Human Resources

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

Clint F. Streit joined us as Executive Vice President and Chief Operating Officer in June 2002. Mr. Streit has nearly 20 years of extensive strategic and operating experience with public and privately held businesses in the cable television, wireless communication, teleservices and Internet industries. From July 2001 through June 2002, Mr. Streit served as Chief Executive Officer and President of Excell Agent Services, LLC, a telecommunications services company. From August 2000 through June 2001, Mr. Streit was Chief Operating Officer and Chief Financial Officer of Medias Group, LLC, a broadband services company. From September 1997 through July 2000 Mr. Streit was President and Chief Operating Officer of Signius Corporation, a teleservices company.

Paul J. Burkitt joined us in February 1999 as Senior Vice President of Sales and Marketing. From April 1997 to February 1999, Mr. Burkitt served as Vice President, Business Development for Tokai Financial, a financial leasing company, where he was responsible for that company’s sales and marketing efforts. From August 1994 to March 1997, Mr. Burkitt worked for Telespectrum World Wide, a teleservices company, as Executive Vice President of Sales and Marketing.

Paul W. Little joined us in May 1999 as the Senior Vice President of Human Resources. From June 1990 to May 1999, Mr. Little served as Director of Human Resources of Paging Network, Inc., a wireless messaging company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

We completed our initial public offering on September 18, 1996, selling 3,220,000 shares of our common stock at a price of $12.50 per share. Since the initial public offering, our common stock has been quoted on the Nasdaq National Market under the symbol “RMHT.” Prior to our initial public offering, our common stock was not listed or quoted on any organized market system. The following table sets forth for the periods indicated the high and low sale prices of our common stock as reported on the Nasdaq National Market during the fiscal years ended September 30, 2002 and 2001.

	HIGH	LOW
First Fiscal Quarter of 2001	$18.75	$8.44
Second Fiscal Quarter of 2001	9.25	3.50
Third Fiscal Quarter of 2001	12.91	4.85
Fourth Fiscal Quarter of 2001	17.98	9.10

First Fiscal Quarter of 2002	19.70	10.40
Second Fiscal Quarter of 2002	19.80	14.10
Third Fiscal Quarter of 2002	21.04	6.87
Fourth Fiscal Quarter of 2002	8.16	3.65

As of December 23, 2002, there were approximately 50 shareholders of record of our common stock, which excludes shareholders whose shares are held in nominee or “street” name by brokers. We have not declared dividends on the common stock during the past two fiscal years. We currently intend to retain future earnings to finance our growth and development and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit facility prohibits the payment of cash dividends under certain circumstances without the prior written consent of the lender. Payment of any future dividends will depend upon our future earnings and capital requirements and other factors that the board of directors consider appropriate.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our financial statements and notes thereto included elsewhere in this report. As further discussed in note 23 to the consolidated financial statements included with this report and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we restated our financial statements for our 2001 and 2000 fiscal years. The selected consolidated income statement data for our 2002, 2001 and 2000 fiscal years and the selected consolidated balance sheet data as of September 30, 2002 and September 30, 2001 are derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated income statement data for our 1999 and 1998 fiscal years and the selected consolidated balance sheet data as of September 30, 2000, September 30, 1999 and September 30, 1998 are derived from our unaudited consolidated financial statements (as restated) not included herein.

	For the Year Ended September 30,
	2002	2001*	2000*	1999*	1998*
		As Restated	As Restated	As Restated	As Restated
Statement of Operations Data:
(in thousands, except per share data)
Net revenues	$239,192	$173,983	$130,939	$80,318	$52,434
Operating expenses:
Cost of services	192,242	139,642	99,141	60,955	39,575
Selling, general, and administrative	57,307	48,058	25,730	17,461	12,461
Restructuring charge	3,733	868	—	—	—

Total operating expenses	253,282	188,568	124,871	78,416	52,036

Operating income (loss)	(14,090)	(14,585)	6,068	1,902	398
Equity in losses of joint venture	—	1,161	650	88	—
Other income	90	—	—	—	—
Interest income	78	427	107	301	551
Interest expense	3,569	3,063	1,172	520	319

Income (loss) before income taxes	(17,491)	(18,382)	4,353	1,595	630
Income tax expense (benefit)	—	(752)	1,632	599	274

Net income (loss)	$(17,491)	$(17,630)	$2,721	$996	$356

Basic income (loss) per common share	$(1.32)	$(1.89)	$0.33	$0.12	$0.04

Diluted income (loss) per common share	$(1.32)	$(1.89)	$0.31	$0.12	$0.04

	September 30,
	2002	2001*	2000*	1999*	1998*
		As Restated	As Restated	As Restated	As Restated
Balance Sheet Data:
(in thousands)
Working capital (deficit)	$(1,892)	$15,346	$12,353	$12,550	$16,309
Total assets	96,541	102,624	55,707	48,960	36,840
Long-term debt, less current maturities	272	371	—	—	—
Obligations under capital lease, less current maturities	17,351	23,373	9,129	7,063	7,895
Note payable to related party	—	5,000	—	—	—
Shareholders’ equity	30,889	41,158	26,033	22,985	21,944

*	See note 23 of the notes to the consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

We have restated our consolidated financial statements for the fiscal years ended September 30, 2001 and 2000. The restatement reflects adjustments in the application of accounting principles generally accepted in the United States of America and includes adjustments related to the application of the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” an increase in our allowance for doubtful accounts in the fiscal year ended September 30, 2001, an increase in the valuation allowance on our deferred tax assets in the fiscal year ended September 30, 2001 and other adjustments as discussed in note 23 of the notes to the consolidated financial statements. The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K gives effect to this restatement.

Safe Harbor For Forward-Looking Statements

From time to time, we may publish statements that are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new services and products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to the following, some of which are described more fully above under the caption “Risk Factors”:

-	reliance on key client relationships in the telecommunications, financial services, insurance, technology and logistics industries;

-
fluctuations in quarterly results of operations due to the timing of clients’ telemarketing campaigns, the commencement and expiration of contracts, the timing of opening new customer interaction centers and expansion of existing customer interaction centers, the amount and timing of new business generated by us, changes in our revenue mix among our various clients, bonus arrangements continuing to be negotiated with clients, and if negotiated, any amount being earned, the timing of additional selling, general and administrative expenses to acquire and support such new business, changes in competitive conditions affecting the CRM industry, the financial strength of our customers and collectibility of our receivables, local, regional and national economic and political conditions, our ability to successfully open new customer interaction centers or to expand existing centers in a timely fashion, and the loss or unavailability of economic incentives provided by local, state, or provincial government authorities;

-	uncertainties surrounding our relationship with MCI resulting from WorldCom’s July 21, 2002 bankruptcy filing;

-	difficulties of managing growth profitably;

-	dependence on the services of our executive officers and other key operations and technical personnel;

-	changes in the availability of qualified employees;

-	changes in relationships with creditors and vendors;

-	fluctuations in foreign currency exchange rates, including fluctuations in US dollar and Canadian dollar exchange rates;

-	performance of automated call-processing systems and other technological factors;

-	reliance on independent long-distance companies;

-	changes in government regulations affecting the teleservices and telecommunications industries;

-	competition from other outside providers of CRM services and in-house CRM operations of existing and potential clients;

-	local, regional and national economic and political conditions;

-	the impact and uncertainties created by the September 11, 2001 terrorist attacks and the consequences of any future terrorist attacks;

-	our ability to identify appropriate acquisition candidates, acquire them under favorable terms and properly integrate their businesses with ours;

-	competition from providers of other marketing formats, such as direct mail and emerging strategies such as interactive shopping and marketing over the Internet; and

-	realization of revenues and unexpected expenses.

The following discussion of our historical results of operations and liquidity and capital resources should be read in conjunction with “Selected Financial Data” and our financial statements and notes thereto appearing elsewhere in this report.

Overview

We are a provider of high-quality outsourced customer relationship management (“CRM”) services, offering customer interaction solutions that permit our clients to more effectively manage their relationships with their customers. At September 30, 2002, we operated over 7,900 workstations in our network of 17 customer interaction centers in the United States and Canada, including 77 workstations in our quality control center and 144 workstations which are managed by a third party in India. We have developed strategic relationships with market leaders in the telecommunications, financial services, insurance, technology, and logistics industries. Our client base includes Aegon, AT&T, Chase, Citibank, MCI, Microsoft, Nextel, UPS and others. We distinguish ourselves through our vertical industry expertise, well-trained workforce and integrated customized technology solutions designed to meet the rigorous demands of our clients. We have established a strong track record of consistent growth with revenues growing at a compound annual growth rate of over 39% from $32.3 million in fiscal 1996 to $239.2 million in fiscal 2002.

We depend on several large clients for a significant portion of our net revenues. One client, MCI, accounted for 25.8% of our net revenues in fiscal 2002. In addition, three clients each accounted for over 10% of our net revenues in fiscal 2002: Aegon, Nextel Communications, and Microsoft. In fiscal 2001, no client accounted for more than 20% of our net revenues and three clients, Aegon, MCI and Microsoft, each accounted for over 10% of our net revenues. Most of our clients are not contractually obligated to continue to use our services at historic levels or at all. If any of these clients were to significantly reduce the amount of services we perform for them, fail to pay us, or were to terminate the relationship altogether, our revenues and business would be harmed.

A significant portion of our revenues are derived from the telecommunications industry, including local, long-distance and wireless telecommunications companies. While we believe the demand for CRM services within the telecommunications industry will continue to increase, the telecommunications industry is currently facing tremendous competitive pressures that have resulted in deterioration in the financial position and results of operations of certain companies within this sector. We received 47.5% and 39.0% of our net revenues in 2002 and 2001, respectively, from services provided to our telecommunications clients.

We provide inbound and outbound CRM services to MCI under several agreements that last through November 2006. MCI accounted for 25.8%, 19.2% and 20.1% of our revenues for 2002, 2001 and 2000, respectively. On July 21, 2002, WorldCom announced that it had filed for voluntary relief under Chapter 11 of the United States Bankruptcy Code. While we have continued to provide services to MCI, these events create uncertainty about our future business relationship with MCI, which, if not resolved in a manner favorable to us, could have an adverse impact on our future operating results.

We recorded a $7,669,000 charge for MCI related assets during the third quarter of fiscal 2002, of which $5,553,000 is included in selling, general and administrative expense and $2,116,000 is a reduction in revenues, in the accompanying consolidated statement of operations. Included in the $5,553,000 charge was a full reserve on a $1,011,000 loan to a client that derives all of its revenues from MCI, as further discussed in note 21 of the notes to the consolidated financial statements. We believe we have adequately reserved for all exposure created as a result of the WorldCom bankruptcy, however, there can be no assurance that additional charges will not be required in the future. At September 30, 2002, we had $13,152,000 in accounts receivable from MCI, of which $7,996,000 were for services provided prior to the date of the WorldCom bankruptcy filing and $5,156,000 were for services provided subsequent to the bankruptcy filing.

Six of our customer interaction centers provide all or a significant portion of their services to MCI. While we do not presently believe the property and equipment at these customer interaction centers is impaired, a significant decline in the level of services being provided to MCI as a result of the WorldCom bankruptcy filing could result in substantial operating costs being incurred with no related revenues and a significant charge associated with property and equipment impairment. The carrying value of property and equipment at the six customer interaction centers at September 30, 2002 was $12,207,000. Future operating lease commitments for the six customer interaction centers was $20,934,000 at September 30, 2002.

Following an evaluation of amounts due from BrandDirect Marketing, Inc. (“BrandDirect”), $12,922,000 of bad debt expense was recorded during the three months ended June 30, 2001 to write off amounts due from BrandDirect and service levels were reduced such that services were being provided on a cash basis. BrandDirect represented .3%, 5.4% and 13.8% of our net revenues in 2002, 2001 and 2000, respectively.

On May 9, 2002, Provell, Inc. (“Provell”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. A charge of $2,762,000 was recorded in the second quarter of 2002 to write off amounts due from Provell. Provell represented 1.7% and 6.7% of our net revenues in 2002 and 2001, respectively.

During fiscal 2002, we recorded a $4,607,000 restructuring charge in connection with a plan designed to reduce our cost structure by closing six sites, resulting in the abandonment of fixed assets and a reduction in workforce. No severance was paid to employees in connection with this restructuring. In the fourth quarter of 2002, the restructuring charge was adjusted by $572,000 since alternative uses were found for certain assets that were previously written-off. The restructuring plan was completed in 2002. The restructuring costs include site closure costs, which are the estimated costs for closing the customer interaction centers, including obligations under signed real estate lease agreements and the write-off of leasehold improvements and certain fixed asset balances. At September 30, 2002, an accrual of $1,413,000 remains in accrued expenses on our consolidated balance sheets, related primarily to obligations under signed real estate lease agreements.

An $868,000 restructuring charge was recorded in the quarter ended December 31, 2000 related to call center closures. In the quarter ended December 31, 2001, the termination of a customer interaction center lease was settled for $302,000 less than the balance of the lease payments that had been accrued in the quarter ended December 31, 2000, resulting in the reversal of the remaining accrual.

In 2002, we also incurred severance costs of $1,114,000 in connection with a workforce reduction and other employee terminations at our corporate offices that are included in general and administrative expenses in the accompanying consolidated statement of operations. At September 30, 2002, $640,000 remained in accrued expenses in the accompanying consolidated balance sheet for future severance payments. Severance was awarded to 32 employees during 2002 and had been fully paid to all but three employees as of September 30, 2002.

Critical Accounting Policies

In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our notes to consolidated financial statements. We consider the policies discussed below to be critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition – We recognize revenues from CRM services under hourly and performance-based models:

Hourly – Revenue is recognized based on the billable hours of each CRM representative as defined in the client contract. The rate per billable hour charged is based on a predetermined contractual rate, as agreed in the underlying contract. The contractual rate can fluctuate based on certain pre-determined objective performance criteria related to quality and performance. The impact of the performance criteria on the rate per billable hour is continually updated as revenue is recognized. Some clients are contractually entitled to penalties when we are out of compliance with certain obligations as defined in the client contract. Penalties are recorded as a reduction to revenues as expected or incurred based on a measurement of our obligation under the terms of the client contract.

Performance-based – Under performance-based arrangements, we are paid by our customers based on achievement of certain levels of sales or other client-determined criteria specified in the client contract. We recognize performance-based revenue by measuring our actual performance against the performance criteria specified in the contracts.

We assess the likelihood of collection based on a number of factors including a client’s collection history and credit-worthiness. If the collection of a fee is not reasonably assured, the fee is deferred and recognized at the time collection becomes reasonably assured. We make estimates of potential future charges against current period revenue. Management analyzes historical sales dilution when evaluating the adequacy of the reserve for sales allowances, which is a component of our allowance for doubtful accounts. Similarly, our management must make estimates of the collectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Amounts collected from customers prior to the performance of services are recorded as deferred revenues.

The Emerging Issues Task Force (“EITF”) reached a consensus on accounting for certain sales incentives (“EITF 00-14”). EITF 00-14 requires that when recognized, the reduction in or refund of the selling price of a product or service resulting from certain sales incentives should be classified as a reduction in revenues. We adopted EITF 00-14, as codified by EITF No. 01-09, on October 1, 2001. Amortization of capitalized costs for 2001 and 2000 has been reclassified to conform to the current presentation as required.

In connection with the provision of inbound and outbound CRM services to its customers, we incur costs to train our CRM representatives. Training programs relate to both program start-up training in connection with new CRM programs (“Startup Training”) and attrition-related training for existing CRM programs (“Attrition Training”). We may bill some of our customers for the costs incurred under these training programs based on the terms in the contract. The training revenue is integral to CRM revenues being generated over the course of a contract and cannot be separated as a discrete earning process under SEC Staff Accounting Bulletin No. 101 (“SAB 101”). As a result, all training revenues are deferred. Startup Training revenues are amortized over the greater of the term of the contract or one year. Attrition Training revenues are amortized over the average employment of a telephone service representative. Direct costs associated with providing Startup Training and Attrition

Training, which consist exclusively of salary and benefit costs, are also deferred and amortized over a time period consistent with the deferred training revenues.

Accounting for income taxes – We record estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our consolidated balance sheets, as well as operating loss and tax credit carryforwards. We regularly review our deferred tax assets for recoverability based on historical book and taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.

Contractual Obligations

We are committed to making cash payments in the future in connection with our operating leases, capital lease obligations (including principal and interest), and revolving credit facility. We have no off-balance sheet debt or other unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we were obligated to make based on agreements in place as of September 30, 2002 (amounts in thousands).

	Total	2003	2004	2005	2006	2007	Thereafter
Minimum lease payments under capital leases	$31,967	$12,456	$10,903	$7,093	$1,515	$—	$—
Operating leases	78,135	10,855	9,539	9,230	9,150	9,127	30,234
Revolving credit facility	3,546	3,546	—	—	—	—	—

Total	$113,648	$26,857	$20,442	$16,323	$10,665	$9,127	$30,234

In October 1999 we issued a letter of credit in favor of the landlord of one our Canadian customer interaction centers for $1,500,000 Canadian dollars (approximately $950,000 and $951,000 U.S. dollars at September 30, 2002 and 2001, respectively) as security for rents payable. Under the terms of the lease agreement, we were required to keep a $1,500,000 Canadian dollar letter of credit in place through October 31, 2002, at which point it declined to $1,286,000 Canadian dollars. The amount required declines by $214,000 Canadian dollars each year through October 31, 2007. The lease terminates in January 2010.

Results of Operations

Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

Net Revenues – Net revenues increased $65,209,000 or 37.5% to $239,192,000 in fiscal 2002 from $173,983,000 in fiscal 2001. This increase was the result of the following:

Increased billable hours to our top five customers	$80,826,000
Increased billable hours to our logistics customer	12,126,000
Decline in business with Provell, Inc.	(7,151,000)
Decline in business with BrandDirect Marketing, Inc.	(8,660,000)
Decline in business with a telecommunications client	(14,413,000)
Other, net	2,481,000

$65,209,000

The primary driver for the increase in our net revenues was a 34.6% increase in billable hours. While our rate per billable hour increased slightly from 2001 to 2002, this was offset by the deferral of training revenues (see discussion under critical accounting policies). The decline in business volume with Provell, Inc. is due to its May 9, 2002 bankruptcy filing. We stopped providing services to BrandDirect Marketing, Inc. during fiscal 2002 due to the continued deterioration of its financial condition. We no longer provide services to the former telecommunications client referenced above due to the termination of its outbound telemarketing campaigns.

Cost of Services – Cost of services increased $52,600,000 or 37.7% to $192,242,000 in fiscal 2002 from $139,642,000 in fiscal 2001. The increase is primarily the result of the increased direct labor and telecommunications costs to support our increased net revenues. As a percentage of net revenues cost of services were 80.4% and 80.3% of net revenues in 2002 and 2001, respectively.

Selling, General and Administrative – Selling, general and administrative expenses increased $9,249,000 or 19.3% to $57,307,000 in fiscal 2002 from $48,058,000 in fiscal 2001. The increase is the result of increased infrastructure to support our increased revenue volume and certain write-offs and charges discussed below. Included in fiscal 2002 are $5,553,000 in charges related to MCI (see note 4 of the notes to the consolidated financial statements), $2,762,000 to write-off amounts due from

Provell, Inc., which filed for bankruptcy on May 9, 2002, $1,114,000 in severance costs, and a $2,123,000 charge associated with the sale of common stock and warrants in October 2001 at a discount to three companies controlled by an existing significant shareholder and family member of one of our directors as approved by a special committee of the board of directors (see note 12 of the notes to the consolidated financial statements). Included in fiscal 2001 is a $12,922,000 charge to write-off amounts due from BrandDirect Marketing, Inc. Excluding the aforementioned items, expense levels as a percentage of net revenues were 19.1% in fiscal 2002 and 20.2% in fiscal 2001.

Restructuring Charges – We recorded a $3,733,000 restructuring charge during fiscal 2002, which is net of a $302,000 accrual reversal that was established in fiscal 2001, in connection with a plan designed to reduce our cost structure by closing six inefficient sites, resulting in the abandonment of fixed assets and a reduction in workforce. The restructuring plan was completed in fiscal 2002. The restructuring costs include site closure costs, which are the estimated costs for closing the customer interaction centers, including obligations under signed equipment and real estate lease agreements and the write-off of leasehold improvements and certain fixed asset balances and severance costs for terminated employees. An $868,000 restructuring charge was recorded in the quarter ended December 31, 2000 related to call center closures. In the first quarter of fiscal 2002, the termination of a customer interaction center lease was settled for $302,000 less than the balance of the lease payments that had been accrued, resulting in the reversal of the remaining accrual.

Equity in Loss of Joint Venture – Equity in loss of joint venture reflects our portion of the losses of our startup Internet joint venture, 365biz.com, under the equity method of accounting. During fiscal 2001, the joint venture’s operations were discontinued and our remaining net investment in/advances to the joint venture were written-off. As such, we incurred no equity losses in 2002. See note 15 of the notes to the consolidated financial statements for additional information on this joint venture.

Other Income – The $90,000 in other income in fiscal 2002 relates primarily to a $409,000 government incentive (see note 20 of the notes to the consolidated financial statements) offset by $319,000 in expenses related to the change in the time value of our foreign currency call options in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We entered into foreign currency call options during the first quarter of fiscal 2002, as further discussed in note 16 of the notes to the consolidated financial statements, so there was no related amount of expense in fiscal 2001.

Interest Expense – Interest expense increased $506,000 or 16.5% to $3,569,000 in 2002 from $3,063,000 in fiscal 2001. The increase is primarily attributable to interest costs related to $4,401,000 in additional capital lease obligations in fiscal 2002.

Income Tax Expense (Benefit) – Due to the magnitude of our losses in 2001 and a number of other factors, it was concluded that the available objective evidence created sufficient uncertainty regarding the realizability of our deferred tax assets and a full valuation allowance was recorded during the third quarter of fiscal 2001. As a result, we had no tax expense or benefit in fiscal 2002. See further discussion regarding our deferred tax asset valuation allowance in note 17 of the notes to our consolidated financial statements.

Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

Net Revenues – Net revenues increased $43,044,000 or 32.9% to $173,983,000 in fiscal 2001 from $130,939,000 in fiscal 2000. This increase was the result of the following:

Revenues attributable to Provell, Inc. a new client in 2001	11,624,000
Increase in revenues due to new clients (other than Provell, Inc.)	39,228,000
Increase in our average rate billed per hour	11,129,000
Decline in business with BrandDirect Marketing, Inc.	(9,020,000)
Decrease in revenues due to clients lost	(15,273,000)
Other, net	5,356,000

$43,044,000

The primary driver for the increase in our net revenues was a 23.1% increase in billable hours. This net increase in billable hours was attributable to new clients, including Provell, Inc. and Microsoft, offset by the loss of several smaller clients, none of which represented greater than 10% of our revenues in fiscal 2000. Our average rate per billable hour also increased by approximately 8% due a shift in the mix of our business from outbound to higher rate inbound CRM services. Following an evaluation of amounts due from BrandDirect Marketing, Inc. in the third quarter of fiscal 2001, we reduced levels of services so that they were being provided on a cash basis.

Cost of Services – Cost of services increased $40,501,000 or 40.9% to $139,642,000 in fiscal 2001 from $99,141,000 in fiscal 2000. The increase is primarily the result of the increased direct labor and telecommunications costs to support our increased net revenues. As a percentage of net revenues, cost of services were 80.3% and 75.7% of net revenues in fiscal 2001 and fiscal 2000, respectively. This increase is primarily attributable to the shift in the mix of our business from outbound to higher cost inbound CRM services and a decline in utilization at our customer interaction centers due to additional capacity in our network associated with new sites and site expansions and the absorption of related start-up costs.

Selling, General and Administrative – Selling, general and administrative expenses increased $22,328,000 or 86.8% to $48,058,000 in fiscal 2001 from $25,730,000 in fiscal 2000. The increase is the result of increased infrastructure to support our increased revenue volume and a $12,922,000 charge to write-off amounts due from BrandDirect Marketing, Inc. due to a deterioration in BrandDirect’s financial condition. Excluding the BrandDirect write-off, expense levels as a percentage of net revenues were 20.2% and 19.7% in fiscal 2001 and fiscal 2000, respectively.

Restructuring Charge – This reflects a one-time charge for the closing of certain facilities dedicated to providing services to insurance clients and other costs. See note 8 of the notes to the consolidated financial statements for additional information on our restructuring charge.

Equity in Losses of Joint Venture – For fiscal 2001, the equity in losses of joint venture reflects our portion of the losses incurred by our start-up Internet joint venture, 365biz.com, and the write-off of our investment in the joint venture. For fiscal 2000, the equity in losses of joint venture reflects our portion of the losses of the joint venture under the equity method of accounting.

Interest Expense – Interest expense increased $1,891,000 or 161.4% from $1,172,000 in fiscal 2000 to $3,063,000 in fiscal 2001. The increase was primarily attributable to increased interest costs associated with capital leases. During 2001 we entered into $25,244,000 in new capital leases.

Income Tax (Expense) Benefit. – Due to the magnitude of our losses in 2001 and a number of other factors, it was concluded that the available objective evidence created sufficient uncertainty regarding the realizability of our deferred tax assets and a full valuation allowance was recorded during the third quarter of fiscal 2001. As a result, comparisons between tax expense in 2001 and 2000 are not meaningful. Our effective tax rate in 2000 was 37.5%. See further discussion regarding our deferred tax asset valuation allowance in note 17 of the notes to our consolidated financial statements.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash flow from operations, borrowings under our credit and lease facilities and proceeds from sales of securities in the capital markets. On September 4, 2002, we entered into a three-year, $25,000,000 revolving credit facility (the “Revolver”) with Foothill Capital Corporation (“Foothill”), a wholly owned subsidiary of Wells Fargo & Company. We perform services for Wells Fargo & Company, which amounted to less than 1% of consolidated net revenues for fiscal 2002. Proceeds from the Revolver were used to pay down our credit facility with PNC Bank, National Association (“PNC”). The outstanding balance under the Revolver at September 30, 2002 was $3,546,000.

The Revolver is subject to a Borrowing Base calculation (as defined) based on a percentage of eligible accounts receivable (as defined). Foothill has been granted a continuing security interest in substantially all of our assets. The Revolver contains certain restrictive covenants including a minimum EBITDA requirement (as defined) and places limits on the amount of capital expenditures that can be made by us (excluding capital leases). We were in compliance with all covenants except for those requiring audited financial statements and a debt compliance letter within 90 days of our fiscal year ended September 30, 2002. We have received a waiver from Foothill for these covenant violations. Letters of credit can be issued under the Revolver up to a maximum of $1,500,000. Interest under the Revolver is at Foothill’s prime rate plus 150 basis points (the “Base Rate Margin”) or 6.25% at September 30, 2002. In the event that we achieve certain levels of EBITDA (as defined) during our fiscal years, beginning with the fiscal year ended September 30, 2002, we are eligible for a reduction in the Base Rate Margin. Where EBITDA for the immediately preceding fiscal year exceeds $25,000,000 we have the option to have interest on all or a portion of the advances under the Revolver charged at a rate of interest equal to LIBOR plus 275 basis points. We were not eligible for this option based on our 2002 operating results.

Due to Foothill’s ability to suspend advances under the Revolver in the event of a Material Adverse Change (as defined), the $3,546,000 outstanding under the Revolver at September 30, 2002 has been classified as a current liability.

We had a working capital deficit of $1,892,000 at September 30, 2002 and $5,929,000 in borrowing capacity under the Revolver based on our Borrowing Base at September 30, 2002. Based on our projected borrowing capacity under the Revolver during fiscal 2003 and our budgeted operating cash flow, we expect to have sufficient liquidity to fund our working capital deficit and fund our operations for the next year.

Net cash provided by operating activities was $16,065,000 in fiscal 2002 compared to a use of cash of $12,937,000 in fiscal 2001. The improvement in operating cash flow was primarily due to a reduction in growth of our accounts receivable balances in fiscal 2002 when compared to fiscal 2001 of $23,032,000 and reductions in other current assets.

Our net cash used in investing activities was $14,207,000 and $15,793,000 in fiscal 2002 and fiscal 2001, respectively, consisting almost entirely of capital expenditures. Growth of our CRM operations will continue to require significant capital expenditures. We anticipate 2003 capital expenditures of approximately $8,200,000.

We used $6,946,000 for financing activities in fiscal 2002 whereas in fiscal 2001 financing activities provided cash of $29,750,000. The change was primarily due to a decline in proceeds from the issuance of common stock and warrants of $28,606,000, the repayment of a $5,000,000 note to a related party in fiscal 2002, and an increase in our capital lease principal payments of $1,534,000.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are required to implement SFAS No. 143 on October 1, 2002. We do not expect this statement to have a material impact on our consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. We are required to implement SFAS No. 144 on October 1, 2002. We do not expect this statement to have a material impact on the Company’s consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement eliminates the required classification of gain or loss on extinguishments of debt as an extraordinary item of income and states that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations.” This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. We adopted the provisions of SFAS No. 145 during 2002, which had no impact on our consolidated financial position, or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity’s commitment to an exit plan. We are required to apply the provisions of SFAS No. 146 to exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other” (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. This guidance does not apply to certain guarantee contracts, such as those issued by insurance companies or for a lessee’s residual value guarantee embedded in a capital lease. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations would not apply to product warranties or to guarantees accounted for as derivatives.

The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, or the first quarter of our fiscal 2003. We have not yet determined the potential effects of the adoption of FIN 45 on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 148”). This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual periods ended after December 15, 2002 and interim periods beginning after December 15, 2002. We have not yet determined the potential effects of the adoption of SFAS No. 148 on our financial statements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk – We have exposure to changing interest rates and are not currently engaged in hedging activities to mitigate this risk. Interest on the $3,546,000 in variable rate debt outstanding under the Revolver at September 30, 2002 bears interest at Foothill’s prime rate plus 150 basis points. At our current borrowing level under the Revolver, a 1% change in the interest rate will have an effect of $35,460 on our interest expense on an annual basis. Our obligations under capital leases represent fixed rate indebtedness with rates ranging from 6.1% to 11.0%. We had $17,351,000 in long-term capital lease obligations outstanding at September 30, 2002. While changes in prevailing interest rates will not impact the amounts of expense we record, we are at risk with respect to future declines in rates.

Foreign currency exchange rate risk – We are exposed to foreign currency fluctuation relating to our Canadian subsidiary, RMH Teleservices International Inc. (“RMH International”). In order to hedge our cash flow economic exposure in Canada, in November 2001 we entered into a collar arrangement with a commercial bank for a series of puts and calls for a fixed amount of Canadian collars (the “Collar”). Under this arrangement we had the option to purchase a fixed amount of Canadian dollars at a fixed rate in two-week intervals covering 52 weeks in the event the exchange rate drops below a set minimum or “floor” rate. Conversely, we were required to sell the same amount of Canadian dollars to the bank if the exchange rate were to increase above a set maximum or “ceiling” rate. As a result of this arrangement, our foreign currency risk for the fixed amount outside the collar was eliminated. We designated the Collar as a cash flow hedge and recorded it at its estimated fair value. Changes in the time value component of the Collar have been excluded from the measurement of hedge effectiveness and are reported directly in earnings. The fair value of the Collar at September 30, 2002 was $18,000 and is recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The Collar expired in November 2002, upon which we entered into a series of call options to buy $2,000,000 Canadian dollars every two weeks through May of 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary financial information specified by this Item, together with the report of our independent public accountants thereon, are included in this Annual Report on Form 10-K on pages F-1 through F-28 below.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to our directors and with respect to Item 405 of Regulation S-K is incorporated herein by reference to the information set forth in our Proxy Statement for the Annual Meeting of Shareholders (the “Proxy Statement”). The information required by this Item with respect to our executive officers is furnished in a separate item captioned “Executive Officers” and included in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

Securities Authorized For Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan category
Equity compensation plans approved by security holders:	1,206,586	$4.71	368,254	(1)

Equity compensation plans not approved by security holders:	—	—	—

Total	1,206,586	$4.71	368,254

(1)	Includes 3,000 shares of common stock available for re-issuance under our 2001 Stock Award Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM	14. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this report (the “Evaluation Date”) and, based on that evaluation, concluded that, as of the Evaluation Date, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

Since the Evaluation Date, there have not been any significant changes to our internal controls or other factors that could significant affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this Report:

(1)	Financial Statements.	Page
	Independent Auditors’ Report	F-1
	Consolidated Balance Sheets	F-2
	Consolidated Statements of Operations	F-3
	Consolidated Statements of Shareholders’ Equity	F-4
	Consolidated Statements of Cash Flows	F-5
	Notes to Consolidated Financial Statements	F-6

(2)	Financial Statement Schedules.

Information is included in the consolidated financial statements.

(3)	Exhibits

See attached.

(b) Reports on Form 8-K

(1)	We filed a current report on Form 8-K on July 1, 2002 announcing we had dismissed Arthur Andersen LLP as our independent accountants effective June 27, 2002.

(2)	We filed a current report on Form 8-K on July 2, 2002 announcing we had engaged Deloitte & Touche LLP to serve as our independent accountants for the fiscal year ending September 30, 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RMH TELESERVICES, INC.

Dated:	January 21, 2003	By:	/s/ John A. Fellows
John A. Fellows Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ John A. Fellows John A. Fellows	Director and Chief Executive Officer (Principal Executive Officer)	January 21, 2003

/s/ J. Scot Brunke J. Scot Brunke	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 21, 2003

/s/ Andrew I. Bronstein Andrew I. Bronstein	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	January 21, 2003

/s/ Steven P. Dussek Steven P. Dussek	Director	January 21, 2003

/s/ Jeffrey Jensen Jeffrey Jensen	Director	January 21, 2003

/s/ Gregory P. Lakin Gregory P. Lakin	Director	January 21, 2003

/s/ David P. Madigan David P. Madigan	Director	January 21, 2003

CERTIFICATION

I, John A. Fellows, Chief Executive Officer of RMH Teleservices, Inc. certify that:

1.	I have reviewed this annual report on Form 10-K of RMH Teleservices, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements and other information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure control procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 21, 2003

Signed:	/s/ John A. Fellows
Name:	John A. Fellows
Title:	Chief Executive Officer

CERTIFICATION

I, J. Scot Brunke, Chief Financial Officer of RMH Teleservices, Inc. certify that:

1.	I have reviewed this annual report on Form 10-K of RMH Teleservices, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements and other information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure control procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 21, 2003

Signed:	/s/ J. Scot Brunke
Name:	J. Scot Brunke
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-07501).

*3.2	Amended and Restated Bylaws of the Company, as amended.

#*10.1	RMH 2003 Incentive Compensation Plan.

# 10.2	Amended and Restated RMH Teleservices, Inc. 1996 Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-88292).

# 10.3	2001 Stock Award Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-59014).

10.4
Amended and Restated Shareholder Agreement by and among the Company and Jeffrey J. Jensen, Ronald L. Jensen, Gladys M. Jensen, Jami J. Jensen, Julie J. Jensen, Janet J. Jensen and James J. Jensen dated March 30, 2001 (incorporated by reference to the Company’s Current Report on Form 8-K dated April 2, 2001).

10.5
Stock Purchase Agreement dated March 30, 2001 between the Company and Jeffrey J. Jensen, individually, and as Attorney in fact for: Ronald L. Jensen, Gladys M. Jensen, Jami J. Jensen, Julie J. Jensen, Janet J. Jensen and James J. Jensen (incorporated by reference to the Company’s Current Report on Form 8-K dated April 2, 2001).

10.6
Stock Purchase Agreement dated as of September 28, 2001 among the Company and the investors listed on Exhibit A thereto (incorporated by reference to the Company’s Current Report on Form 8-K dated September 28, 2001).

10.7
Registration Rights Agreement dated as of September 28, 2001 among the Company, the individuals and entities listed on Schedule 1 thereto and Think Equity Partners LLC (incorporated by reference to the Company’s Current Report on Form 8-K dated September 28, 2001).

10.8
Form of Warrant dated as of September 28, 2001 executed by the Company to investors pursuant to the Stock Purchase Agreement dated as of September 28, 2001 among the Company and the investors listed on Exhibit A thereto and to Think Equity Partners LLC (incorporated by reference to the Company’s Current Report on Form 8-K dated September 28, 2001).

10.9
Stock Purchase Agreement dated as of October 26, 2001 among the Company and the investors listed on Exhibit A thereto (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2001).

10.10
Joinder Agreement and Waiver dated as of October 26, 2001 among the Company, Texas Margins, LLC, Gladshare 1, LLC, JFO 1, LLC, the investors listed on Exhibit A thereto and Think Equity Partners, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2001).

10.11
Promissory Note dated July 19, 2001 issued by the Company to Special Investment Risks, Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2001).

10.12
Promissory Note Renewal and Extension dated September 24, 2001 issued by the Company to Special Investment Risks, Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2001).

10.13
$8.0 million Operating Lease Facility Agreement between the Company and PNC Leasing Corp. dated May 11, 1999 (incorporated by reference to the Company’s Form 10-Q filed for the period ended June 30, 1999).

10.14	Addendum to Master Lease Agreement between the Company and PNC Leasing Corp. dated May 28, 1999 (incorporated by reference to the Company’s Form 10-Q filed for the period ended June 30, 1999).

10.15	Addendum to Master Lease Agreement between the Company and PNC Leasing Corp. dated October 1, 2000 (incorporated by reference to the Company’s Form 10-K filed for the period ended September 30, 2000)

10.16	Master Lease Agreement between RMH Teleservices International Inc. and GATX Technology June 1, 1999 (incorporated by reference to the Company’s Form 10-Q filed for the Period ended June 30, 1999).

10.17	Lease Facility Agreement with Mellon US Leasing dated March 28, 2001 (incorporated by reference to the Company’s Form 10-Q filed for the period ended June 30, 2001).

10.18	Amendment - Lease Facility Agreement with Mellon US Leasing dated March 28, 2001 (incorporated by reference to the Company’s Form 10-Q filed for the period ended June 30, 2001).

10.19	Lease Facility Agreement with General Electric Capital Corporation dated February 26, 2001(incorporated by reference to the Company’s Form 10-Q filed for the period ended June 30, 2001).

#10.20	Employment Agreement by and between the Company and John Fellows, dated August 9, 2001 (incorporated by reference to the Company’s Form 10-Q filed for the period ended June 30, 2001).

#*10.21	Separation Agreement and General Release by and between the Company and Robert Berwanger, dated July 8, 2002.

#*10.22	Employment Terms and General Release by and between the Company and Michael Scharff, dated November 12, 2002.

#10.23	Employment Agreement by and between the Company and Paul J. Burkitt, dated January 26, 1999 (incorporated by reference to the Company’s Form 10-K filed for the period ended September 30, 1999).

#10.24	Employment Agreement by and between the Company and Paul W. Little, dated April 14, 1999 (incorporated by reference to the Company’s Form 10-K filed for the period ended September 30, 2000).

#*10.25	Letter Agreement by and between the Company and Scot Brunke, dated January 8, 2001.

#*10.26	Employment Agreement between the Company and Clint Streit, dated August 20, 2002.

#10.27	Consulting Agreement between the Registrant and Herbert Kurtz dated June 1, 2002 (incorporated by reference to the Company’s Form 10-Q filed for the period ended June 30, 2002).

10.28
Form of Loan Agreement (the “Loan Agreement”) dated as of December 15, 2001 by and between the Company and Certain Employees of the Company (incorporated by reference to the Company’s Form 10-Q filed for the period ended December 31, 2002).

10.29
Form of Promissory Note (the “Note”) dated December 15, 2001 from Certain Employees of the Company Payable to the Company (incorporated by reference to the Company’s Form 10-Q filed for the period ended December 31, 2002).

10.30
Form of the Amendment to the Promissory Note (the “Amendment”) dated as of February 8, 2002 By and Between the Company and Certain Employees of the Company (incorporated by reference to the Company’s Form 10-Q filed for the period ended December 31, 2002).

+10.31
Amended and Restated Agreement for Independent Verification of Telemarketing Sales effective as of July 8, 1999 by and between MCI WORLDCOM Network Services, Inc. and the Company (incorporated by reference to the Company’s Form 10-K filed for the period ended September 30, 2000).

+10.32
Side Agreement, dated July 15, 1999, by and between MCI WORLDCOM Network Services, Inc. and the Company (incorporated by reference to the Company’s Form 10-K filed for the period ended September 30, 2000).

+10.33
Call Center Services Agreement between the Company and United Parcel Service Oasis Supply Corporation (“UPS”) dated July 15, 2001 (incorporated by reference to the Company’s Form 10-K filed for the period ended September 30, 2001).

+10.34
First Amendment to the Call Center Services Agreement by and between the Company and UPS dated October 12, 2002 (incorporated by reference to the Company’s Form 10-K filed for the period ended September 30, 2001).

+10.35
Customer Support Services Agreement between the Company and Microsoft Corporation dated as of October 1, 2000 (incorporated by reference to the Company’s Form 10-K filed for the period ended September 30, 2001).

+10.36
Call Center Services Agreement between the Company and MCI WORLDCOM Communications, Inc. dated as of March 16, 2001 (incorporated by reference to the Company’s Form 10-K filed for the period ended September 30, 2001).

+10.37
First Amendment to the Call Center Services Agreement by and between the Company and MCI WorldCom Communications, Inc. dated August 6, 2002 (incorporated by reference to the Company’s Form 10-K filed for the period ended September 30, 2001).

+10.38
Vendor Services Agreement between the Company and Nextel Communications of the Mid-Atlantic, Inc. dated January 1, 2001 (incorporated by reference to the Company’s Form 10-K filed for the period ended September 30, 2001).

+10.39
Contract Order to Master Services Agreement between Sprint/United Management Company and the Company effective January 1, 2002 (incorporated by reference to the Company’s Form 10-Q filed for the period ended March 31, 2002).

+10.40
Telemarketing Services Agreement effective January 1, 2002 between Citicorp Credit Services, Inc. and the Company (incorporated by reference to the Company’s Form 10-Q filed for the period ended March 31, 2002).

+10.41
Telemarketing Services Agreement between the Company and J.C. Penney Life Insurance Company dated April 25, 2002 (incorporated by reference to the Company’s Form 10-Q filed for the period ended June 30, 2002).

+10.42
Second Amendment dated March 28, 2002 to the Call Center Services Agreement dated November 27, 2001 between the Company and MCI WORLDCOM Communications, Inc. (incorporated by reference to the Company’s Form 10-Q filed for the period ended June 30, 2002).

+10.43
Amended and Restated First Amendment dated November 28, 2001 to the Call Center Services Agreement between the Company and MCI WORLDCOM Communications, Inc. (incorporated by reference to the Company’s Form 10-Q filed for the period ended June 30, 2002).

*10.44	Loan and Security Agreement by and between RMH Teleservices, Inc. as Borrower, and Foothill Capital Corporation as Lender dated as of September 4, 2002.

*10.45
Guaranty dated September 4, 2002 from Teleservices Management Company, Teleservices Technology Company, RMH Interactive Technologies, LLC, RMH Teleservices International, Inc., 515963 N.B. Inc., and 516131 N.B. Inc., to Foothill Capital Corporation.

*10.46
Guarantor Security Agreement dated September 4, 2002 from Teleservices Management Company, Teleservices Technology Company, RMH Interactive Technologies, LLC., RMH Teleservices International, Inc., 515963 N.B. Inc., and 516131 N.B. Inc., to Foothill Capital Corporation.

*10.47	First Amendment to Loan Agreement by and between RMH Teleservices, Inc. and Foothill Capital dated November 4, 2002.

*21	Subsidiaries of the Registrant.

*23	Consent of Deloitte & Touche LLP.

*99.1	Certification Pursuant of Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
+	Portions of these Exhibits have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission.
#	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

Independent Auditors’ Report

The Board of Directors
RMH Teleservices, Inc.:

We have audited the accompanying consolidated balance sheets of RMH Teleservices, Inc. (a Pennsylvania corporation) and Subsidiaries (the “Company”) as of September 30, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of RMH Teleservices, Inc. and Subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 23, the Company’s financial statements have been restated.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
January 20, 2003

RMH TELESERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2002	September 30, 2001
		As Restated (See Note 23)
Assets
Current assets:
Cash and cash equivalents	$1,390	$6,346
Restricted cash	1,000	—
Accounts receivable, net of allowance for doubtful accounts of $5,490 and $753, respectively	30,408	35,705
Other receivables	750	1,945
Refundable income taxes	54	2,270
Prepaid expenses and other current assets	2,693	1,520

Total current assets	36,295	47,786

Property and equipment, net	52,898	50,693
Other assets	7,348	4,145

	$96,541	$102,624

Liabilities and shareholders’ equity
Current liabilities:
Credit facility	$3,546	$—
Note payable to related party	—	5,000
Current portion of obligation under capital leases	10,393	9,402
Current portion of notes payable	98	92
Accounts payable	7,570	6,815
Accrued expenses and other current liabilities	16,580	11,131

Total current liabilities	38,187	32,440

Long-term liabilities
Notes payable	272	371
Obligation under capital leases	17,351	23,373
Other long-term liabilities	9,842	5,282

Total long-term liabilities	27,465	29,026

Commitments and contingencies (Note 19)
Shareholders’ equity
Preferred stock, $1.00 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized, 13,740,990 and 13,192,520 shares issued and outstanding, respectively	83,878	77,825
Common stock warrants	6,736	6,608
Deferred compensation	(1,231)	(2,140)
Accumulated deficit	(58,546)	(41,055)
Accumulated other comprehensive income (loss)	52	(80)

Total shareholders’ equity	30,889	41,158

	$96,541	$102,624

The accompanying notes are an integral part of these consolidated financial statements.

RMH TELESERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

	Year ended September 30,
	2002	2001	2000
		As Restated (See Note 23)	As Restated (See Note 23)
Net revenues	$239,192	$173,983	$130,939
Operating expenses:
Cost of services	192,242	139,642	99,141
Selling, general and administrative	57,307	48,058	25,730
Restructuring charge	3,733	868	—

Total operating expenses	253,282	188,568	124,871

Operating income (loss)	(14,090)	(14,585)	6,068
Equity in loss of joint venture	—	1,161	650
Other income	90	—	—
Interest income	78	427	107
Interest expense	3,569	3,063	1,172

Income (loss) before income taxes	(17,491)	(18,382)	4,353
Income tax expense (benefit)	—	(752)	1,632

Net income (loss)	$(17,491)	$(17,630)	$2,721

Basic income (loss) per common share	$(1.32)	$(1.89)	$0.33
Diluted income (loss) per common share	$(1.32)	$(1.89)	$0.31
Shares used in computing basic income (loss) per common share	13,218	9,344	8,311
Shares used in computing diluted income (loss) per common share	13,218	9,344	8,902

The accompanying notes are an integral part of these consolidated financial statements.

RMH TELESERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)

					Common Stock			Other Comprehensive	Total Shareholders’
	Preferred Stock		Common Stock			Deferred	Accumulated
	Shares	Amount	Shares	Amount	Warrants	Compensation	Deficit	Income (Loss)	Equity
Balance, September 30, 1999 (As Previously Reported)	—	—	8,361,846	$49,288	$—	$(158)	$(25,342)	$—	$23,788
Prior period adjustment, see Note 23	—	—	—	—	—	—	(804)	1	(803)

Balance, September 30, 1999 (As Restated)	—	—	8,361,846	49,288	—	(158)	(26,146)	1	22,985
Comprehensive income:
Net income (As Restated, see Note 23)	—	—	—	—	—	—	2,721	—	2,721
Foreign currency translation adjustment (As Restated, see Note 23)	—	—	—	—	—	—	—	(197)	(197)

Total comprehensive income (As Restated, see Note 23)	—	—	—	—	—	—	2,721	(197)	2,524
Exercise of common stock options	—	—	75,865	261	—	—	—	—	261
Tax benefit from exercise of common stock options	—	—	—	223	—	—	—	—	223
Amortization of deferred compensation	—	—	—	—	—	40	—	—	40

Balance, September 30, 2000 (As Restated, see Note 23)	—	—	8,437,711	49,772	—	(118)	(23,425)	(196)	26,033
Comprehensive income:
Net loss (As Restated, see Note 23)	—	—	—	—	—	—	(17,630)	—	(17,630)
Foreign currency translation adjustment (As Restated, see Note 23)	—	—	—	—	—	—	—	116	116

Total comprehensive income (As Restated, see Note 23)	—	—	—	—	—	—	(17,630)	116	(17,514)
Exercise of common stock options	—	—	89,645	302	—	—	—	—	302
Tax benefit from exercise of common stock options (As Restated, see Note 23)	—	—	—	(223)	—	—	—	—	(223)
Issuance of restricted stock to employees (As Restated, see Note 23)	—	—	420,000	2,699	—	(2,699)	—	—	—
Amortization of deferred compensation (As Restated, see Note 23)	—	—	—	—	—	677	—	—	677
Capital contribution	—	—	—	71	—	—	—	—	71
Issuance of common stock and warrants, net (As Restated, see Note 23)	—	—	4,245,164	25,204	6,608	—	—	—	31,812

Balance, September 30, 2001 (As Restated, see Note 23)	—	—	13,192,520	77,825	6,608	(2,140)	(41,055)	(80)	41,158
Comprehensive loss:
Net loss	—	—	—	—	—	—	(17,491)	—	(17,491)
Foreign currency translation adjustment	—	—	—	—	—	—	—	132	132

Total comprehensive loss	—	—	—	—	—	—	(17,491)	132	(17,359)
Issuance of common stock and warrants, net	—	—	217,804	2,878	995	—	—	—	3,873
Exercise of common stock warrants	—	—	121,349	2,323	(867)	—	—	—	1,456
Exercise of common stock options	—	—	212,650	815	—	—	—	—	815
Stock compensation charge	—	—	—	132	—	(15)	—	—	117
Capital contribution	—	—	—	12	—	—	—	—	12
Issuance of restricted stock to employees	—	—	50,000	234	—	(234)	—	—	—
Forfeiture of restricted stock	—	—	(53,333)	(341)	—	341	—	—	—
Amortization of deferred compensation	—	—	—	—	—	817	—	—	817

Balance, September 30, 2002	—	$—	13,740,990	$83,878	$6,736	$(1,231)	$(58,546)	$52	$30,889

The accompanying notes are an integral part of these consolidated financial statements.

RMH TELESERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	2002	2001	2000
		As Restated (See Note 23)	As Restated (See Note 23)
Operating activities:
Net income (loss)	$(17,491)	$(17,630)	$2,721
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Restructuring charge	3,733	868	—
Asset impairments	3,039	—	—
Discount on common stock issuance	2,123	—	—
Loss on disposal of fixed assets	987	61	—
Amortization of deferred compensation	817	677	40
Amortization of sales incentives	3,242	1,349	1,202
Other stock-based compensation charge	117	—	—
Depreciation and amortization	14,733	9,796	5,414
Provision for bad debts	7,942	13,627	83
Equity in losses of joint venture	—	1,161	650
Deferred income taxes	—	39	(373)
Changes in operating assets and liabilities-
Restricted cash	(1,000)	—	—
Accounts receivable	(2,645)	(25,677)	4,379
Prepaid expenses and other current assets	(1,205)	880	249
Other receivables	272	(765)	(1,180)
Refundable income taxes	2,216	(2,270)	—
Other assets	(7,878)	(3,739)	(300)
Accounts payable	755	3,342	1,147
Income taxes payable	—	(934)	320
Accrued expense	5,208	2,303	722
Other liabilities	1,100	3,975	439

Net cash provided by (used in) operating activities	16,065	(12,937)	15,513

Investing activities:
Capital expenditures	(13,589)	(14,916)	(3,637)
Proceeds from sale of assets	65	—	—
Investment in joint venture	—	(877)	(556)
Issuance of employee notes	(695)	—	—
Repayment of employee notes	12	—	—

Net cash used in investing activities	(14,207)	(15,793)	(4,193)

Financing activities:
Proceeds from (repayment of) line of credit	3,546	—	(3,700)
Proceeds from (repayment of) related-party note payable	(5,000)	5,000	—
Proceeds from notes payable	—	463	—
Repayments of note payable	(93)	—	—
Capital lease payments	(9,432)	(7,898)	(3,170)
Proceeds from issuance of common stock and warrants	3,206	31,812	—
Exercise of common stock options	815	302	261
Capital contributions	12	71	—

Net cash provided by (used in) financing activities	(6,946)	29,750	(6,609)

Effect of exchange rate changes	132	116	(197)

Net increase (decrease) in cash and cash equivalents	(4,956)	1,136	4,514
Cash and cash equivalents, beginning of year	6,346	5,210	696

Cash and cash equivalents, end of year	$1,390	$6,346	$5,210

The accompanying notes are an integral part of these consolidated financial statements.

RMH TELESERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(Dollars in thousands, except share and per-share data unless otherwise indicated)

1.    Background

RMH Teleservices, Inc. and Subsidiaries (the “Company”) is a provider of outsourced customer relationship management (“CRM”) services. Founded in 1983, the Company is headquartered in Newtown Square, Pennsylvania, and operated over 7,900 workstations within a network of 17 customer interaction centers in the United States and Canada and 144 workstations which are managed by a third party in India as of September 30, 2002.

2.    Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Teleservices Management Company, Teleservices Technology Company, RMH Interactive Technologies, LLC, RMH Teleservices International Inc. (RMH International) and RMH International’s subsidiaries, 515963 N.B. Inc. and 516131 N.B. Inc. All intercompany transactions have been eliminated.

Use of estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at September 30, 2002 and 2001, consisted of approximately $4 and $606, respectively, invested in domestic money market accounts and certificates of deposit.

The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant credit risks on its cash accounts.

At September 30, 2002, $1,000 of the Company’s cash was classified as restricted because it was securing an outstanding letter of credit (see Note 10).

Property and equipment

Property and equipment are recorded at cost. Repairs and maintenance are charged to expense as incurred, while additions and betterments are capitalized. Gains or losses on the disposition of property and equipment are charged to operations. Depreciation and amortization are provided over the estimated useful lives of the applicable assets using the straight-line method. The lives used are as follows:

Communications equipment                                      5 years
Computer equipment                                                  5 years
Computer software                                                     2 years
Furniture and fixtures                                                 7 years
Leasehold improvements                                            Lesser of lease term or useful life

On October 1, 2001, the Company changed its useful life for new software purchases from three years to two years.

A three-year useful life continued to be used for software acquired in prior years. Under the provisions of American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes the costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized funding for the project, which it deems probable to be completed and used to perform the function intended. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

Fair value of financial instruments

Management believes that the carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of those instruments. The carrying amount of the Company’s credit facility (see Note 10) approximates fair value since it is variable rate debt.

Impairment of long-lived assets

The Company reviews the recoverability of its long-lived assets, including property and equipment, internal use software and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future pre-tax cash flow (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value of the asset. The measurement of impairment requires management to makes estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Revenue recognition

The Company recognizes revenues from its CRM services under hourly and performance-based models:

Hourly – Revenue is recognized based on the billable hours of each CRM representative as defined in the client contract. The rate per billable hour charged is based on a predetermined contractual rate, as agreed in the underlying contract. The contractual rate can fluctuate based on certain pre-determined objective performance criteria related to quality and performance. The impact of the performance criteria on the rate per billable hour is continually updated as revenue is recognized. Some clients are contractually entitled to penalties when the Company is out of compliance with certain obligations as defined in the client contract. Penalties are recorded as a reduction to revenues as expected or incurred based on a measurement of the Company’s obligation under the terms of the client contract.

Performance based – Under performance-based arrangements, the Company is paid by its customers based on its achieving certain levels of sales or other client determined criteria specified in the client contract. The Company recognizes performance based revenue by measuring its actual performance against the performance criteria specified in the contracts.

The terms of the Company’s contracts with its clients typically range from a few months to five years and are generally cancelable by either party upon 60 days prior written notice. Certain of the contracts have penalties for early cancellation by the Company’s clients. One of the Company’s customer contracts contains a termination clause under which the Company would be required to pay a penalty for terminating the contract, without cause, prior to its July 31, 2007 termination date. It is not possible to estimate the amount of the payment which might be required should the Company terminate the contract. The Company’s other contracts do not include similar termination penalties.

The Company assesses the likelihood of collection based on a number of factors including the client’s collection history and credit-worthiness. If the collection of a fee is not reasonably assured, the fee is deferred and recognized at the time collection becomes reasonably assured. Estimates are made of potential future charges against current period revenue. Management analyzes historical sales dilution when evaluating the adequacy of the reserve for sales allowances, which is a component of our allowance for doubtful accounts. Similarly, management must make estimates of the collectibility of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Amounts collected from customers prior to the performance of services are recorded as deferred revenues. Deferred revenue totaled $7,062 and $3,584 at September 30, 2002 and 2001, respectively, and is included in accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets.

In prior years, certain clients have paid discretionary bonuses that were recognized when the client made the determination to make the payment and communicated the bonus to the Company. Performance-based discretionary bonuses of $4,355 and $3,155 were recognized in 2001 and 2000, respectively.

The Emerging Issues Task Force (“EITF”) reached a consensus on accounting for certain sales incentives (“EITF 00-14”). EITF 00-14 requires that when recognized, the reduction in or refund of the selling price of a product or service resulting from certain sales incentives should be classified as a reduction in revenues. The Company adopted EITF 00-14, as codified by EITF No. 01-09 on October 1, 2001. Amortization of capitalized costs for 2001 and 2000 have been reclassified to conform to the current presentation as required. Revenues in 2002, 2001 and 2000 are net of $3,242, $1,349 and $1,202, respectively, of amortization of cash incentives. See further discussion of sales incentives in Note 6.

In connection with the provision of inbound and outbound CRM services to its customers, the Company incurs costs to train its CRM representatives. Training programs relate to both program start-up training in connection with new CRM programs (“Startup Training”) and attrition-related training for existing CRM programs (“Attrition Training”). We may bill some of our customers for the costs incurred under these training programs based on the terms in the contract. The training revenue is integral to CRM revenues being generated over the course of a contract and cannot be separated as a discrete earning process under SEC Staff Accounting Bulletin No. 101 (“SAB 101”). As a result, all training revenues are deferred. Startup Training revenues are amortized over the greater of the term of the contract or one year. Attrition Training revenues are amortized over the average employment of a telephone service representative. Direct costs associated with providing Startup Training and Attrition Training, which consist exclusively of salary and benefit costs, are also deferred and amortized over a time period consistent with the deferred training revenues. The following table summarizes deferred training revenues and costs in 2002:

Training revenue deferred in 2002	$4,786
Training costs deferred in 2002	$3,569
Deferred training revenue liability at September 30, 2002	$3,848
Deferred training cost asset at September 30, 2002	$2,845

The deferred training asset and liability are included in other long-term assets and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. The Company did not engage in significant training activities prior to 2002.

Government incentives

The Company receives incentive payments from certain state, provincial and local governments in the United States and Canada to offset payroll and start-up costs associated with opening new customer interaction centers and creating employment at existing customer interaction centers. These incentive payments are required to be refunded to the grantor in the event that the Company does not meet certain performance criteria as defined in the incentive agreement, such as, opening a new customer interaction center, creating new jobs, or maintaining certain levels of employment over a period of time.

Incentive payments are recognized as a reduction to payroll and start-up costs when the performance criteria are satisfied. When an incentive payment is subject to refund based on a future event that is not controlled solely by the Company, the incentive payment is deferred. In the event that performance criteria have been satisfied prior to the receipt of the incentive payment, operating expenses are reduced and a receivable from the government is recorded. If the incentive payment is received prior to the satisfaction of the performance criteria, the incentive payment is deferred and recorded as a liability.

Income taxes

Income taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are not expected to be realized.

Stock based compensation

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” the Company measures compensation costs in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no accounting recognition is given to stock options issued to employees that are granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity. Stock options issued to non-employees are recorded at fair value at the date of grant. Fair value is determined using the Black-Scholes method and the expense is amortized over the vesting period.

Income (loss) per common share

Basic income (loss) per share is computed by dividing income (loss) available to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period. Diluted income per share assumes that outstanding common shares are increased by shares issuable upon the exercise of stock options and warrants for which the market price exceeds the exercise price, less shares which the Company could have purchased with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

Foreign currency translation

Pursuant to SFAS No. 52, “Foreign Currency Translation,” the assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are included in accumulated other comprehensive income (loss) within shareholders’ equity. The functional currency of RMH International and its subsidiaries is the Canadian dollar. For the years ended September 30, 2002 and 2001, the Company recognized foreign currency translation gains of $132 and $116, respectively. Net foreign currency transaction losses in 2002, 2001 and 2000 were $243, $213 and $72, respectively, and are included in general and administrative expense in the accompanying consolidated statements of operations.

Derivative instruments

All derivatives are recorded at fair value on the balance sheet. Effective changes in fair value of derivatives designated as cash flow hedges are recorded in net unrealized gain (loss) on derivatives, a separate component of accumulated other comprehensive income (loss). Amounts are reclassified from accumulated other comprehensive income (loss) when the underlying hedged item impacts earnings and any ineffective changes in fair value are recorded currently in earnings. Changes in fair value of derivatives designated as fair value hedges are recorded currently in earnings offset to the extent the derivative was effective by changes in fair value of the hedged item. Changes in fair values of derivatives not designated as hedging instruments are recorded currently in earnings. At September 30, 2002, the Company had only one derivative instrument, which was designated as a cash flow hedge (see Note 16) in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and foreign currency translation gains and losses. Accumulated comprehensive income (loss) at September 30, 2002 and 2001 was composed entirely of foreign currency translation gains and losses. Comprehensive income (loss) was ($17,359), ($17,514) and $2,524 in 2002, 2001, and 2000, respectively.

Supplemental cash flow information

Cash paid for interest, income taxes and capital lease obligations incurred were as follows:

	2002	2001	2000
Interest	$3,549	$2,403	$1,127
Income taxes	—	1,178	1,685

In 2002, the Company received a net tax refund of $2,187. The Company also made certain non-cash incentives in the form of credits during 2002, 2001, and 2000 as further discussed in Note 6. The Company entered into capital lease obligations of $4,401, $25,244 and $8,231 in 2002, 2001and 2000, respectively.

Reclassifications

Certain reclassifications have been made to the prior-year financial statements to conform to the current-year presentation.

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to implement SFAS No. 143 on October 1, 2002. Management does not expect this statement to have a material impact on the Company’s consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company is required to implement SFAS No. 144 on October 1, 2002. Management does not expect this statement to have a material impact on the Company’s consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement eliminates the required classification of gain or loss on extinguishment of debt as an extraordinary item of income and states that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations.” This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Company adopted the provisions of SFAS No. 145 during 2002 which had no impact on its consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity’s commitment to an exit plan. The Company is required to apply the provisions of SFAS No. 146 to exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other” (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. This guidance does not apply to certain guarantee contracts, such as those issued by insurance companies or for a lessee’s residual value guarantee embedded in a capital lease. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations would not apply to product warranties or to guarantees accounted for as derivatives.

The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, or the first quarter of our fiscal 2003. The Company has not yet determined the potential effects of the adoption of FIN 45 on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 148”). This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company has not yet determined the potential effects of the adoption of SFAS No. 148 on its financial statements.

3.    Operations and Financing

The Company incurred significant losses in fiscal 2002 and 2001 primarily as a result of bad debt expenses, restructuring charges to close inefficient sites and under utilization of its capacity. Management of the Company has developed a business plan to achieve profitability during fiscal year 2003. The business plan includes increasing capacity utilization rates, migrating revenues from more volatile outbound telemarketing to inbound CRM services and lowering its cost of services. The Company’s ability to meet its financial obligations and make planned capital expenditures will depend on its future operating performance, which will be subject to financial, economic and other factors affecting the business and operations of the Company, including factors beyond its control. Management believes that available cash and cash equivalents, together with expected cash flows from operations and availability under its credit facility will be sufficient to fund its future operations and other cash requirements through at least 2003. However, there can be no assurance that the business plan will be achieved, the Company will achieve profitability during 2003 or that additional financing will not be required in the future.

4.    Major Clients and Concentration of Credit Risk

The Company is dependent on several large clients for a significant portion of net revenues. The loss of one or more of these clients, or an inability to collect amounts owed by such clients, could have a material adverse effect on the financial position and results of operations of the Company. Further, a significant portion of the Company’s revenues is derived from the telecommunications industry, including local, long-distance and wireless telecommunications companies. While the Company believes the demand for CRM services within the telecommunications industry will continue to increase, the telecommunications industry is currently facing tremendous competitive pressures that have resulted in the deterioration in the financial position and results of operations of certain companies within this sector. For 2002, 2001 and 2000, 47.5%, 39.0% and 35.6%, respectively, of the Company’s revenues were derived from the telecommunications industry.

The following table summarizes the percent of net revenues and accounts receivable from each client that represented at least 10 percent of net revenues during 2002, 2001 and 2000:

				Accounts receivable at September 30,
	Percentage of net revenues
	2002	2001	2000	2002	2001
MCI	25.8%	19.2%	20.1%	13,152	4,604
Client A	10.9%	11.6%	22.0%	4,314	3,258
Client B	*	*	12.4%	*	*
Client C	*	*	13.8%	*	*
Client D	*	*	10.3%	*	*
Client E	11.3%	10.3%	*	1,947	4,588
Client F	11.6%	*	*	2,464	*

*	Less than 10% of revenues at each fiscal year-end.

The Company provides inbound and outbound CRM services to MCI WORLDCOM Communications, Inc. (“MCI”), a division of WorldCom, Inc. (“WorldCom”), under several agreements that expire through November 2006. MCI accounted for 25.8%, 19.2% and 20.1% of the Company’s revenues for 2002, 2001 and 2000, respectively. On July 21, 2002, WorldCom announced that it had filed for voluntary relief under Chapter 11 of the United States Bankruptcy Code. While the Company has continued to provide services to MCI, these events create uncertainty about the Company’s future business relationship with MCI, which, if not resolved in a manner favorable to the Company, could have an adverse impact on the Company’s future operating results.

The Company recorded a $7,669 charge for MCI related assets during the third quarter of 2002, of which $5,553 is included in selling, general and administrative expense and $2,116 is a reduction in revenues, in the accompanying consolidated statement of operations. Included in the $5,553 charge was a full reserve on a $1,011 loan to a client that derives all of its revenues from MCI, as further discussed in Note 21. Management believes that it has adequately reserved for all exposure created as a result of the WorldCom bankruptcy, however, there can be no assurance that additional charges will not be required in the future. At September 30, 2002, the Company had $13,152 in accounts receivable from MCI, of which $7,996 were for services provided prior to the date of the WorldCom bankruptcy filing and $5,156 were for services provided subsequent to the bankruptcy filing.

Six of the Company’s customer interaction centers provide all or a significant portion of their services to MCI. While management does not presently believe the property and equipment at these customer interaction centers is impaired, a significant decline in the level of services being provided to MCI as a result of the WorldCom bankruptcy filing could result in the Company incurring substantial operating costs with no related revenues and a significant charge associated with property and equipment impairment. The carrying value of property and equipment at the six customer interaction centers at September 30, 2002 was $12,207. Future operating lease commitments for the six customer interaction centers was $20,934 at September 30, 2002.

Following an evaluation of amounts due from BrandDirect Marketing, Inc. (“BrandDirect”), $12,922 of bad debt expense was recorded during the three months ended June 30, 2001 to write off amounts due from BrandDirect and service levels were reduced such that services were being provided on a cash basis. BrandDirect represented .3%, 5.3% and 13.8% of the Company’s net revenues in 2002, 2001 and 2000, respectively.

On May 9, 2002, Provell, Inc. (“Provell”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. A charge of $2,762 was recorded in the second quarter of 2002 to write off amounts due from Provell. Provell represented 1.8% and 6.6% of the Company’s net revenues in 2002 and 2001, respectively.

Advanta Partners, LP (Advanta Partners), an entity that was a shareholder of the Company and had representation on the Board of Directors, is also a shareholder and has board representation on Client C. In April 2000, Advanta Partners sold the investment in the Company and no longer has representation on the Company’s Board of Directors.

5.    Property and Equipment

Following are the components of property and equipment at September 30, 2002 and 2001:

	September 30,
	2002	2001
Property and equipment
Communications and computer equipment	$49,751	$47,255
Computer software	6,524	4,995
Furniture and fixtures	9,720	8,606
Leasehold improvements	16,831	11,516

	82,826	72,372
Accumulated depreciation	(29,928)	(21,679)

Property and equipment, net	$52,898	$50,693

The Company recorded losses of $987 and $61 on the disposal and abandonment of property and equipment during 2002 and 2001, respectively, which are included in general and administrative expense in the accompanying consolidated statement of operations.

6.    Sales Incentives

Up-front cash payments and non-cash concessions in the form of credits were made to MCI (the “MCI Intangibles”) to secure the execution of contracts. These amounts are refundable to the Company on a pro-rata basis based on the remaining term of the contract. Due to the WorldCom bankruptcy filing, a portion of the MCI Intangibles was no longer recoverable and a $2,116 charge was recorded in the third quarter of 2002 and is included as a reduction of revenues in the accompanying statements of operations. At September 30, 2002 and 2001, the net carrying value of the MCI intangibles was $1,824 and $2,821, respectively (net of accumulated amortization of $2,776 and $1,779, respectively), and is included in other assets. The MCI Intangibles are being amortized over the remaining life of the related contracts.

In addition, the Company was obligated to acquire a $1,300 voice response unit application to be used in providing certain services to MCI. At September 30, 2001, the cost of this application was included in property and equipment and was being depreciated over the term of the original contract. In the third quarter of 2002, a $745 charge was recorded to write off the remaining carrying value of the voice response unit application since its carrying value was not recoverable due to the WorldCom bankruptcy filing.

7. Valuation	Accounts

	Year ended September 30,
	2002	2001	2000
Allowance for doubtful accounts
Balance at beginning of year	$753	$97	$228
Additions charged to expense	7,942	13,627	83
Accounts written off against allowance	(3,205)	(12,971)	(214)

Balance at end of year	$5,490	$753	$97

8.    Corporate Restructuring

During the quarter ended June 30, 2002, the Company recorded a $4,607 restructuring charge in connection with a plan designed to reduce its cost structure by closing six sites, resulting in the abandonment of fixed assets and a reduction in workforce. No severance was paid to employees in connection with this restructuring. In the fourth quarter of 2002, the restructuring charge was adjusted by $572 since alternative uses were found for certain assets that were previously written-off. The restructuring plan was completed in 2002. The restructuring costs include site closure costs, which are the estimated costs for closing the customer interaction centers, including obligations under signed real estate lease agreements and the write-off of leasehold improvements and certain fixed asset balances. An $868 restructuring charge was recorded in the quarter ended December 31, 2000 related to call center closures. In the quarter ended December 31, 2001, the termination of a customer interaction center lease was settled for $302 less than the balance of the lease payments that had been accrued in the quarter ended December 31, 2000, resulting in the reversal of the remaining accrual.

Restructuring activity is summarized as follows:

	Accrual at September 30, 2001	Restructuring Charge	Non-Cash Items Expensed Immediately	Cash Payments	Accrual at September 30, 2002

June 2002 site closures	$—	$4,035	$(2,269)	$(353)	$1,413
December 2000 site closures	593	(302)	—	(291)	—

	$593	$3,733	$(2,269)	$(644)	$1,413

At September 30, 2002, the remaining accrual of $1,413 related primarily to obligations under signed real estate lease agreements.

In 2002, the Company also incurred severance costs of $1,114 in connection with a workforce reduction and other employee terminations at its corporate offices that is included in general and administrative expenses in the accompanying consolidated statement of operations. At September 30, 2002, $640 is included in accrued expenses in the accompanying consolidated balance sheet for future severance payments. Severance was awarded to 32 employees during 2002 and had been fully paid to all but three employees as of September 30, 2002.

9.    Accrued Expenses and Other Liabilities

The Company’s accrued expenses and other current liabilities were composed of the following:

	Sepetember 30,
	2002	2001
Payroll and related benefits	$8,156	$4,240
Telecommunications expense	498	921
Deferred revenue	2,839	—
Other	5,087	5,970

	$16,580	$11,131

The Company’s other long-term liabilities were composed of the following:

	Sepetember 30,
	2002	2001
Deferred rent payments	$1,540	$561
Deferred revenue, training	3,848	—
Deferred revenue, other	4,223	3,584
Other	231	1,137

	$9,842	$5,282

10.    Credit Facility

On September 4, 2002, the Company entered into a three-year, $25,000 revolving credit facility (the “Revolver”) with Foothill Capital Corporation (“Foothill”), a wholly-owned subsidiary of Wells Fargo & Company. The Company performs services for Wells Fargo & Company which amounted to less than 1% of consolidated net revenues for the year ended September 30, 2002. Proceeds from the Revolver were used to pay down the Company’s credit facility (the “Credit Facility”) with PNC Bank, National Association (“PNC”).

The Revolver is subject to a Borrowing Base (as defined) calculation based on a percentage of eligible accounts receivable (as defined). Foothill has been granted a continuing security interest in substantially all of the Company’s assets. The Revolver contains certain restrictive covenants including a minimum EBITDA requirement (as defined) and places limits on the amount of capital expenditures that can be made by the Company (excluding capital leases). The Company was in compliance with all covenants except for those requiring audited financial statements and a debt compliance letter within 90 days of its fiscal year ended September 30, 2002. The Company has received a waiver letter from Foothill for these covenant violations. Letters of credit can be issued under the Revolver up to a maximum of $1.5 million.

Interest under the Revolver is at Foothill’s prime rate plus 150 basis points (the “Base Rate Margin”) or 6.25% at September 30, 2002. In the event that the Company achieves certain levels of EBITDA (as defined) during its fiscal years, beginning with the fiscal year ended September 30, 2002, the Company is eligible for a reduction in the Base Rate Margin. Where EBITDA for the immediately preceding fiscal year exceeds $25,000, the Company has the option to have interest on all or a portion of the advances under the Revolver charged at a rate of interest equal to LIBOR plus 275 basis points (the “LIBOR Option”). The Company was not eligible for this option based on its 2002 operating results. The Company had $5,929 in borrowing capacity under the Revolver based on the Borrowing Base at September 30, 2002.

Due to Foothill’s ability to suspend advances under the Revolver in the event of a Material Adverse Change (as defined), the $3,546 outstanding under the Revolver at September 30, 2002 has been classified as a current liability.

The Credit Facility, as amended, expired on September 30, 2002. While there were no outstanding borrowings under the Credit Facility at September 30, 2002, $1,500 Canadian dollars (approximately $950 U.S. dollars) was outstanding under a letter of credit used as a guarantee for rental payments as required under the terms of a customer interaction center lease (see Note 19). The letter of credit was not recorded as a liability on the Company’s balance sheet at September 30, 2002 since no amounts had been drawn against it. The letter of credit expired on October 27, 2002 and was replaced with a $1,500 Canadian dollar letter of credit under the Revolver that expires on October 27, 2003 (see Note 19 - the amount of this letter of credit declined to $1,286 effective October 31, 2002). On September 4, 2002, the Company provided $1,000 to PNC as collateral against the outstanding letter of credit. The $1,000 is reflected as restricted cash on the accompanying balance sheet and was returned to the Company on October 23, 2002. During the 2002 and 2001, the maximum amount outstanding under the Credit Facility was $16,229 and $18,763, respectively, at a weighted-average interest rate of 5.4% and 6.9%, respectively.

The Company incurred $3,569, $3,063 and $1,172 in interest expense in 2002, 2001 and 2000, respectively.

11.    Notes Payable

On July 19, 2001, the Company issued a $5,000 note to an affiliate of a shareholder/member of the Board of Directors. The note bore interest at 8.5% and matured on October 4, 2001 at which point the principal balance and accrued interest were paid.

On December 21, 2000, RMH International issued a $800 Canadian dollar note (approximately $507 U.S. dollars). The funds were used to construct a customer interaction center. The note bears interest at 6 percent and is payable monthly. Interest expense on this note was $25 and $15 in 2002 and 2001, respectively. The note matures in March 2006. The Company has guaranteed the outstanding payments on the note. At September 30, 2002 the outstanding balance was $370, and future principal payments were as follows: $98 in 2003, $104 in 2004, $110 in 2005, and $58 in 2006.

12.    Shareholders’ Equity

Stock option plan

The Company established the 1996 Stock Incentive Plan (the “Plan”), which, as amended, reserves 1,950,000 shares of common stock for issuance in connection with a variety of awards including stock options, stock appreciation rights, and restricted and unrestricted stock grants. The Plan is administered by a committee, which is composed of two or more non-employee directors as designated by the Board of Directors. The committee determines the price and other terms upon which awards are made. The exercise price of incentive stock options may not be less than the fair market value of common stock on the date of grant and the options have a ten-year term. As of September 30, 2002, 365,254 options were available for future grants. Information relative to the Plan is as follows:

	Options	Exercise price (per share)	Weighted-average exercise price (per share)	Aggregate proceeds
Balance as of September 30, 1999	928,400	$1.41–$12.50	$3.09	$2,862
Granted	155,500	2.00–18.63	7.08	1,101
Exercised	(75,865)	1.45–12.50	3.43	(261)
Terminated	(94,800)	2.00–12.50	3.12	(296)

Balance as of September 30, 2000	913,235	1.41–18.63	3.75	3,406
Granted	436,000	4.19–16.40	5.19	2,263
Exercised	(89,645)	2.00–12.50	3.36	(302)
Terminated	(126,480)	2.00–18.63	3.56	(450)

Balance as of September 30, 2001	1,133,110	1.41–18.63	4.34	4,917
Granted	441,000	4.68–17.79	6.72	2,964
Exercised	(212,650)	2.00–7.00	3.83	(815)
Terminated	(154,874)	2.94–18.63	8.93	(1,383)

Balance as of September 30, 2002	1,206,586	$1.41–$18.63	4.71	5,683

Options exercisable as of September 30, 2002	690,428		$4.13

Options exercisable as of September 30, 2001	441,284		$3.53

Options exercisable as of September 30, 2000	313,263		$3.21

The weighted-average remaining contractual term of all options outstanding at September 30, 2002, is 8.0 years. The following table summarizes information relating to the Plan at September 30, 2002, based upon each exercise price:

Range of exercise prices (per share)	Options outstanding at September 30, 2002	Weighted- average remaining contractual life (years)	Weighted-average exercise price (per share)	Options exercisable at September 30, 2002	Weighted- average remaining contractual life (years)	Weighted-average exercise price (per share)
$ 1.41–$2.00	212,750	6.3	$1.93	211,188	6.3	$1.93
$ 2.94–$3.69	142,325	5.7	$3.53	161,656	5.6	$3.59
$ 3.94–$5.75	684,501	9.0	$4.52	230,736	8.0	$4.35
$ 6.03–$7.02	73,850	7.8	$6.62	37,092	7.8	$6.63
$ 8.39–$12.50	40,660	9.0	$10.34	31,840	9.1	$10.89
$13.78–$18.63	52,500	8.9	$14.72	17,917	8.9	$14.81

Had the Company recognized compensation cost for the stock option plan consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per common share for the years ended September 30, 2002, 2001 and 2000 would have been as follows:

	Year ended September 30,
	2002	2001	2000
Net income (loss):
As reported	$(17,491)	$(17,630)	$2,721

Pro forma	$(18,973)	$(18,706)	$1,967

Basic net income (loss) per common share
As reported	$(1.32)	$(1.89)	$.33

Pro forma	$(1.44)	$(2.00)	$.24

Diluted net income (loss) per common share
As reported	$(1.32)	$(1.89)	$.31

Pro forma	$(1.44)	$(2.00)	$.22

The weighted-average fair value of the stock options granted during the years ended September 30, 2002, 2001 and 2000 was $5.15, $8.52, and $5.76, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000
Risk free interest rate	4.0%	5.3%	6.2%
Volatility	99.8%	101.5%	85.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	7.0 years	7.0 years	7.0 years

All grants made during 2002, 2001 and 2000 were to employees and directors. During 2002, in connection with the termination of certain employees, certain stock option and restricted stock awards were modified. The intrinsic value of these options was measured at the modification date and a charge to earnings of $117 was recorded for the excess of the intrinsic value at the modification date over the intrinsic value at the original grant date.

Common stock and warrants

On September 28, 2001, the Company sold 2,426,982 shares of common stock at the then-current market price of $9.64 per share with warrants to purchase an additional 808,991 shares of common stock to a group of unrelated investors, generating net proceeds of $21,936. Additional warrants to purchase 121,349 shares of common stock were also issued to an unrelated third party to cover a portion of the transaction costs. The warrants have an exercise price of $12.00 per share and expire in 2006. The fair value of the 930,340 warrants issued was calculated as $6,647 using the Black-Scholes option pricing model based on the following assumptions: weighted-average risk-free interest rate of 4.0%; expected weighted-average life of 5.0 years; dividend yield of zero; and volatility of 101.5%. In April 2002, 121,349 of the warrants were exercised, generating $1,456 in proceeds.

On October 26, 2001, three companies controlled by an existing significant shareholder and family member of one of the Company’s directors acquired 217,804 shares of common stock for $9.64 with warrants to purchase an additional 72,601 shares of common stock as approved by a special committee of the board of directors, generating net cash proceeds of $1,750. Additional warrants to purchase 10,890 shares of common stock were also issued to the respective investors to cover a portion of the transaction costs. The warrants have an exercise price of $12.00 per share and expire in 2006. Based on the Company’s closing stock price of $14.83 on October 25, 2001, the acquiring shareholders received a total discount of $1,139 on the transaction. The fair value of the 83,491 warrants issued was calculated as $984 using a Black-Scholes option pricing model based on the following assumptions: weighted-average risk-free interest rate of 3.89%; expected weighted-average life of 5.0 years; dividend yield of zero; and volatility of 104.5%. The stock discount and fair value of the warrants issued resulted in a total charge of $2,123 which is reflected in selling, general and administrative expense in the accompanying statements of operations.

On March 30, 2001, the Company sold 1,818,182 shares of common stock at the then-current market price of $5.50 per share in a private placement financing resulting in net proceeds of $9,876. The shares were sold to a shareholder/director of the Company and his related family members.

Restricted stock

Under the Terms of the Company’s 2001 Stock Award Plan (the “Restricted Plan”), the Company was permitted to grant up to 420,000 shares of common stock to certain executives based on forfeiture conditions as established by the Administrative Committee of the Board of Directors. In January 2001, the Administrative Committee agreed to grant 420,000 shares of restricted common stock to certain executives under the Restricted Plan. The primary restriction is the executive’s continued employment over a three-year period, with the restriction lapsing an aggregate of 140,000 shares per year on each anniversary of the issue date. Upon the satisfaction of certain contingencies, including the filing of a registration statement and shareholder approval, 370,000 shares were measured at $6.40 per share and 50,000 shares were measured at $6.62 resulting in total deferred compensation of $2,699.

Under the terms of the Restricted Plan, the Company is permitted to provide a loan to the grantee of a restricted stock award for the grantee’s tax liability under a valid election under Section 83(b) of the Internal Revenue Code. The Company granted $790 in loans in December 2001. The loans are secured by the restricted common stock held by the employees and provide for personal recourse against the assets of each of the employees. Interest on each loan accrues at a variable rate which is adjusted as required to equal the then-current prime rate of interest as published by The Wall Street Journal and is due and payable annually commencing on December 15, 2002. The loans are due November 30, 2010 unless (i) a portion of the shares are sold in which case a pro-rata portion of the proceeds must be used to repay the 83(b) loans; or (ii) the grantee resigns, leaves the employment of the Company, or is terminated in which case the loan is due 12 months after the employment terminates. At September 30, 2002, $598 remained outstanding under these 83(b) loans and is included in other assets in the accompanying balance sheet.

In April 1999, the Company issued 100,000 shares of restricted common stock that it had previously agreed to award to its Chief Executive Officer (CEO). The primary restriction is the officer’s continued employment over the five-year period commencing on his original hire date, with the restriction lapsing on 20,000 shares per year on each anniversary of his hire date. The $200 value of the stock was established using the market price on the date of grant with deferred compensation recorded at that time. The deferred compensation is presented as a reduction of shareholders’ equity in the accompanying consolidated balance sheet, and is being amortized over the restriction period. In connection with this restricted stock grant, in December 1999 the Company loaned the CEO $85 in connection with a tax liability under a valid election under Section 83(b) of the Internal Revenue Code. Interest on the loan accrues at an annual rate of 7.5% and is due and payable annually, on January 1 of each year, commencing on January 1, 2000. The principal balance of the loan and all accrued and unpaid interest thereon are due and payable in full on the earlier of December 14, 2004, or the date of the CEO’s termination. The loan is secured by the underlying shares of restricted stock.

In August 2002, 50,000 shares of restricted common stock were granted to the Company’s Chief Operating Officer. The $234 value of the stock was established using the market price on the date of grant with deferred compensation recorded at that time. The primary restriction is the executive’s continued employment over a three-year period, with the restriction lapsing one-third per year on each anniversary of the issue date.

Accumulated deficit

In fiscal 1996, the Company completed a leveraged recapitalization transaction. The Company redeemed shares of common stock held by the Company’s founders for $19,214 and made a distribution of $4,600 to the founders. In addition, the founders were paid a bonus of $6,000 upon completion of the Company’s initial public offering in September 1996. The redemption and distribution payments totaling $23,814 were recorded as a reduction of retained earnings. The leveraged recapitalization transaction, along with the impact of the bonus payment, resulted in an accumulated deficit of $30,772 at September 30, 1996.

Shareholder agreement

In connection with the sale of common stock in March 2001, the Company entered into an amended and restated shareholder agreement. The shareholders, as defined, and the Company agree that the Board of Directors shall consist of (i) two persons designated by the shareholders and reasonably acceptable to the independent directors and the CEO of the Company, (ii) the CEO of the Company, and (iii) at least three other persons who are independent directors. The shareholder agreement further provides that the shareholders (including affiliates) will not consummate any tender offer, exchange offer, merger or other business combination, recapitalization, or similar transaction involving the Company or any of its subsidiaries unless approved by (i) a majority of members of a special committee consisting of all of the Company’s independent directors and (ii) a majority of the shares voted by the shareholders or their affiliates or, in the case of a tender offer or exchange offer, the offer has a minimum condition that a majority of the shares not owned by the shareholders or affiliates of the shareholders shall have been validly tendered and not withdrawn and the offer provides that it will be extended for ten business days after the shareholders have publicly announced that such minimum condition has been satisfied.

13.    Income (Loss) per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations (share amounts are in thousands):

Year ended September 30, 2002
	Loss	Shares	Per share
	(numerator)	(denominator)	amount
Basic loss per common share:
Net loss	$(17,491)	13,218	$(1.32)

Effect of dilutive securities:
Stock warrants	—	—
Stock options	—	—
Restricted stock	—	—

Diluted loss per common share:
Net loss and assumed conversions	$(17,491)	$13,218	$(1.32)

Year ended September 30, 2001
	Loss	Shares	Per share
	(numerator)	(denominator)	amount
Basic loss per common share:
Net loss	$(17,630)	9,344	$(1.89)

Effect of dilutive securities:
Stock warrants	—	—
Stock options	—	—
Restricted stock	—	—

Diluted loss per common share:
Net loss and assumed conversions	$(17,630)	9,344	$(1.89)

	Year ended September 30, 2000
	Income	Shares	Per shared
	(numerator)	(denominator)	amount
Basic income per common share:
Net income	$2,721	8,311	$0.33

Effect of dilutive securities:
Stock options	—	534
Restricted stock	—	57

Diluted income per common share:
Net income and assumed conversions	$2,721	8,902	$0.31

The following potential common shares outstanding at September 30, 2002, 2001 and 2000 were not included in the computation of diluted loss per share as the effect would have been antidilutive:

	September 30,
	2002	2001
Common stock options	617,776	606,246
Unvested restricted common shares	214,645	188,773
Common stock warrants	167,144	—

	999,565	795,019

14.    Defined Contribution Plan

The Company has a defined contribution savings plan available to substantially all United States employees under Section 401(k) of the Internal Revenue Code. Employee contributions are generally limited to 15% of compensation. On an annual basis, the Company may match a portion of the participating employee’s contribution. The Company’s contributions in 2002, 2001 and 2000, were $129, $115 and $86, respectively. Employees are fully vested in their contributions. As amended on January 1, 2001, vesting in the Company’s contributions occurs ratably over four years. Prior to 2001, vesting in the Company’s contributions occurred ratably over seven years beginning in year three.

The Company also has a defined contribution retirement savings plan, which became effective during fiscal year 2000 and is available to substantially all Canadian employees under the guidelines set by Canada Customs and Revenue Agency. Employee contributions are limited to 18% of the employee’s previous year’s compensation. The Company matches 25% of each employee’s contribution, up to a maximum of 4%. The Company’s contributions in 2002, 2001 and 2000 were $14, $9 and $1, respectively.

15.    Joint Venture

The Company had a joint venture, 365biz.com LP, with Advanta Partners to provide web design, hosting, and membership services to small- and medium-sized businesses that do not currently have a web presence. Additionally, the joint venture provided a variety of online options and features, including Internet access, e-mail accounts, search engine posting, and e-commerce-related services. Advanta Partners was a related party given its previously held stock interest in the Company. Based on the terms of the limited partnership agreement, in order to obtain a 49% minority ownership interest in the joint venture, the Company provided the joint venture capital funding of $1,099. In addition, the Company extended trade credits for services the Company provided to the joint venture.

The Company accounted for the joint venture under the equity method of accounting, thereby recognizing its share of the joint venture’s losses to date per the limited partnership agreement. During the year ended September 30, 2000, the Company elected to increase its investment in the joint venture above its original commitment and to reduce by an equal amount the trade credits available to the venture. Upon doing so, the Company began recording its share of the joint venture’s losses at the new allocation percentage of 49%. During fiscal 2001, the joint venture’s operations were discontinued, and the remaining net investment in/advances to the joint venture were written off. The joint venture provided $25 and $148 of net revenues to the Company for the years ended September 30, 2001 and 2000, respectively.

16.    Foreign Currency Transactions

A significant portion of the Company’s business is performed in Canada, primarily with clients in the United States, which exposes the Company’s earnings, cash flows, and financial position to risk from foreign currency denominated transactions. Due to the growth of the Canadian operations, a policy was established to minimize cash flow exposure to adverse changes in currency exchange rates by identifying and evaluating the risk that cash flows would be affected due to changes in exchange rates and by determining the appropriate strategies necessary to manage such exposures. The Company’s objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection.

In order to hedge cash flow economic exposure in Canada, in November 2001 the Company entered into a collar arrangement with a commercial bank for a series of puts and calls for a fixed amount of Canadian collars (the “Collar”). Under this arrangement the Company had the option to purchase a fixed amount of Canadian dollars at a fixed rate in two-week intervals covering 52 weeks in the event the exchange rate drops below a set minimum or “floor” rate. Conversely, the Company was required to sell the same amount of Canadian dollars to the bank if the exchange rate increased above a set maximum or “ceiling” rate. As a result of this arrangement, the Company’s foreign currency risk for the fixed amount outside the collar was eliminated. The Company designated the Collar as a cash flow hedge and recorded it at its estimated fair value. Changes in the time value component of the Collar were excluded from the measurement of hedge effectiveness and were reported directly in earnings. Other expense for 2002 includes $319 of net losses related to the time value component. The fair value of the Collar at September 30, 2002 was $18 and is recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

The Collar expired in November 2002 upon which the Company entered into a series of call options to buy $2,000 Canadian dollars every two weeks through May of 2003 (the “Options”). The Company made a $162 up-front payment in connection with the Options, which have been designated as a cash flow hedge.

17.    Income Taxes

Income (loss) before income taxes consists of the following:

	For the year ended September 30,
	2002	2001	2000
United States	$(14,635)	$(18,858)	$4,132
Canada	(2,856)	476	221

	$(17,491)	$(18,382)	$4,353

Income tax (expense) benefit is as follows:

	For the year ended September 30,
	2002	2001	2000
Current:
United States federal	$—	$1,264	$(2,000)
United States state	—	—	(5)
Canada	—	(250)	—

	$—	$1,014	$(2,005)

Deferred:
United States federal	$4,679	4,210	543
United States state	—	62	(68)
Canada	207	36	(102)
Valuation allowance	$(4,886)	(4,570)	—

	—	(262)	373

	$—	$752	$(1,632)

A reconciliation of the U.S. federal income tax rate to the effective income tax rate is as follows:

	For the year ended September 30,
	2002	2001	2000
United States federal statutory rate	34.0%	34.0%	(34.0)%
United States federal state taxes	—	0.3	(1.5)
Canadian tax items	3.0	(1.2)	(3.2)
Jobs credit	—	—	3.7
Other	—	0.6	(2.5)
Valuation allowance	(37.0)%	(29.6)%	—

	0.0%	4.1%	(37.5)%

In the third quarter of 2001, a full valuation allowance was recorded against the Company’s net deferred tax asset. Management reassessed the realizability of the Company’s deferred tax assets and, based on a number of factors, concluded that it was more likely than not that the benefit of its deferred tax assets would not be realized.

Deferred income tax assets and liabilities are classified as current and noncurrent based on the financial reporting classification of the related assets and liabilities that give rise to the temporary difference. Significant components of the deferred income tax assets and liabilities are as follows:

	September 30,
	2002	2001
Deferred income tax assets:
Net operating loss carryforward	$4,891	$1,910
Deferred losses in joint venture	11	331
Allowance for doubtful accounts	2,180	2,265
Restructuring	430	—
Employee benefits	200	169
Deferred revenue	2,667	351
Other	694	198

	11,073	5,224
Valuation allowance	(9,796)	(4,910)

	1,277	314

Deferred income tax liabilities:
Grant reimbursements	14	(23)
Depreciation and amortization of
property and equipment	(1,008)	(108)
Other	(283)	(183)

	(1,277)	(314)

	$—	$—

As of September 30, 2002, the Company has a net operating loss carryforward of approximately $13,300 for income tax purposes available to offset future U.S. federal income. These carryforwards are subject to examination by the tax authorities and begin expiring in the fiscal year ending 2021.

18.    Business Segments

The Company’s reportable segments using the “management approach” under SFAS No. 131, “Disclosures About Segments of a Business Enterprise and Related Information” consists of two operating segments: Inbound and Outbound.

Commencing with an internal reorganization during the fourth quarter of 2002, the Company’s chief operating decision maker began reviewing the results of operations of the business based on these two segments, each of which has a separate management team. Each of the Company’s customer interaction centers is classified as either inbound or outbound. A customer interaction center may not provide inbound or outbound services on an exclusive basis. For example, inbound revenues may be classified as part of the outbound division when they are provided by a customer interaction center that is classified as outbound. A summary of net revenues by type of service, rather than by operating segment, is as follows:

	2002	2001	2000
Inbound	$113,537	$64,263	$28,591
Outbound	125,655	109,720	102,348

The segment operating information is accumulated based on the results of all of the customer interaction centers within the segment plus an allocation for corporate expenses. In prior periods, the Company’s segments were based on the various industries in which it operated and were as follows: Telecommunications, financial services, insurance, technology, and logistics. All prior periods have been restated to reflect the change in the composition of the Company’s reporting segments.

Customer interaction centers included in the inbound divsion provide services consisting primarily of customer service programs, although some outbound acquisition and retention services are also performed. Inbound customer interaction centers also process incoming calls, often placed by the customers of the Company’s clients using toll-free numbers, to a CRM representative for service, order fulfillment or information.

Customer interaction centers included in the outbound division provide primarily customer acquisition and customer retention services. Customer acquisition services are designed to secure new customers and can include a wide range of activities depending the needs of the Company’s clients, including direct sales services, order processing, product inquiry and lead generation. Customer retention services include conducting satisfaction assessments and interacting with client customers who have allowed their service to lapse in an attempt to regain their business and determine their reasons for discontinuing service. Some inbound customer service work is also performed by customer interaction centers in the outbound division.

The following table summarizes selected financial information related to the Company’s segments. The accounting policies of the segments are the same as those of the consolidated organization.

	2002	2001	2000
Net Revenues:
Inbound	$118,690	$50,009	$25,470
Outbound	120,502	123,974	105,469

	$239,192	$173,983	$130,939

	2002	2001	2000
Operating income (loss):
Inbound	$3,052	$3,954	$557
Outbound	(17,142)	(18,539)	5,511

	$(14,090)	$(14,585)	$6,068

	2002	2001	2000
Total assets:
Inbound	$48,012	$36,139	$17,989
Outbound	48,529	66,485	37,718

	$96,541	$102,624	$55,707

	2002	2001	2000
Depreciation and amortization:
Inbound	$6,581	$2,493	$1,424
Outbound	8,152	7,303	3,990

	$14,733	$9,796	$5,414

	2002	2001	2000
Capital expenditures:
Inbound	$6,070	$3,795	$957
Outbound	7,519	11,121	2,680

	$13,589	$14,916	$3,637

	2002	2001	2000
Geographic Information:
Property and equipment:
United States	$28,418	$29,520	$10,867
Canada	24,480	21,173	9,523

	$52,898	$50,693	$20,390

The Company’s revenues during the years ended September 30, 2002, 2001 and 2000 were generated primarily from clients within the United States.

19.    Commitments and Contingencies

Leases

The Company leases its customer interaction centers, corporate offices, and communications and computer equipment under capital and noncancelable operating leases that expire at various dates through April 2012. The rental payments under the operating leases, which relate primarily to the Company’s corporate offices and customer interaction centers, for the years ended September 30, 2002, 2001 and 2000, were approximately $9,856, $9,739 and $5,688, respectively. The interest rates on the capital leases range from 6.1% to 11.0%.

Future minimum lease payments at September 30, 2002, are as follows:

	Capital leases	Operating leases
2003	$12,456	$10,855
2004	10,903	9,539
2005	7,093	9,230
2006	1,515	9,150
2007	—	9,127
Thereafter	—	30,234

Total minimum lease payments	31,967	$78,135

Less–Amount representing interest	4,223

Present value of net minimum lease payments	27,744
Less–current maturities of capital lease obligations	10,393

Capital lease obligations	$17,351

In October 1999, the Company issued a letter of credit in favor of the landlord of one of RMH International’s customer interaction centers for $1,500 Canadian dollars (approximately $950 and $951 U.S. dollars at September 30, 2002 and 2001, respectively) as security for rents payable. Under the terms of the lease agreement, the Company is required to keep a $1,500 Canadian dollar letter of credit in place through October 31, 2002, at which point it declines to $1,286 Canadian dollars. The amount required declines by $214 Canadian dollars each year through October 31, 2007. The lease terminates in January 2010.

Contingency

As previously discussed in Note 2, the contract with a client that represented 10.9% of our net revenues in 2002 contains a termination clause under which the Company would be required to pay a penalty for terminating the contract, without cause, prior to its July 31, 2007 termination date. It is not possible to estimate the amount of the payment which might be required should the Company terminate the contract. The Company’s other contracts do not include similar termination penalties.

Purchase commitments

The Company has entered into agreements with telephone long distance carriers, which currently range from one to three years and that provide for, among other things, annual minimum purchases and termination penalties. The remaining minimum purchase commitments under these agreements total approximately $10,930.

Employment agreements

The Company has employment agreements with five executive officers. These agreements provide an aggregate base compensation of $1,678, plus incentive compensation based on the performance of the Company. These agreements also provide for certain other fringe benefits and payments upon termination of the agreements or upon a change in control of the Company.

Litigation

From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

20. Government	Incentives

A summary of incentive payment activity for 2002, 2001 and 2000 is as follows:

	2002	2001	2000
Beginning balance - net liability	$(410)	$(919)	$(1,357)
Incentive payments received	(1,795)	(1,767)	(650)
Expense reduction recognized	1,366	2,276	1,088
Other income recognized	409	—	—

Ending balance - net liability	$(430)	$(410)	$(919)

Our incentive payment receivable and liability at September 30, 2002 and 2001 were as follows, and are included in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the accompanying consolidated balance sheets:

	September 30,
	2002	2001
Incentive payment receivable	$34	$643
Incentive payment liability	(464)	(1,053)

Net liability	$(430)	$(410)

21.    Related Party and Certain Other Relationships

As further discussed in Note 12, on October 26, 2001, three companies controlled by an existing significant shareholder and family member of one of the Company's directors acquired 217,804 shares of common stock along with warrants to purchase an additional 72,601 shares of common stock as approved by a special committee of the board of directors. Additional warrants to purchase 10,890 shares of common stock were also issued to the respective investors to cover a portion of the transaction costs. The common stock and warrants were acquired for a total discount of $2,123 which is reflected in selling, general and administrative expense in the accompanying consolidated statements of operations. In addition, the Company made loans to several members of the senior management team to pay the income taxes in connection with an Internal Revenue Code Section 83(b) election related to restricted stock grants.

The Company entered into an arrangement with Excell Global Services Ltd. (“Excell”) to manage one of Excell’s call centers in the United Kingdom. As of September 2001, the Company agreed to a flat fee of $25 per month for the management services performed. In 2002 and 2001, the Company recorded revenues of $266 and $47, respectively. The majority shareholder of Excell is a significant shareholder of the Company. The arrangement between the Company and Excell was mutually terminated during 2002.

On July 19, 2001, the Company issued a $5,000 note to an affiliate of a shareholder/member of the board of directors. The note bore interest at 8.5% and matured on October 4, 2001 at which point the principal balance and accrued interest were paid.

The Company entered into a business and financial consulting services agreement with Specialized Teleservices, Inc. (“STI”). STI is a telemarketing company that supplies third-party verification services exclusively to MCI. The Company provides STI with services such as business consulting, development of internal financial systems, the identification of telemarketing clients, and assistance in reviewing proposed pricing and contract agreements. As compensation for these services, the Company was entitled to receive 10% of STI’s gross revenues on a monthly basis plus any out-of-pocket expenses incurred. On December 28, 2001, the Company agreed to lower its compensation to 3% of STI’s gross revenues. The agreement with STI is for successive one-year periods and automatically renews yearly unless either party gives written notice of termination to the other party at least 60 days prior to any such automatic renewal date. In 2002 and 2001, the Company recorded revenues of $116 and $259, respectively, for services rendered to STI. STI was incorporated on February 28, 2001 and the Company loaned STI approximately $515 for start-up costs. At June 30, 2002, outstanding principal and interest under the STI loan was $1,011 and was fully-reserved in the third quarter due to significant uncertainties created by the WorldCom bankruptcy filing. John A. Fellows, the Company’s chief executive officer and a member of the board of directors, is a former member of the Board of Directors of STI.

22.    Supplemental Quarterly Financial Data (unaudited):

Summarized quarterly financial data for the years ended September 30, 2002 and 2001, is summarized in the tables below. The quarterly data in 2002 and 2001 has been restated to reflect the adjustments described in Note 23.

	December 31, 2001	December 31, 2001	March 31, 2002	March 31, 2002	June 30, 2002	June 30, 2002	September 30, 2002
	As Previously Reported	As Restated (Note 23)	As Previously Reported	As Restated (Note 23)	As Previously Reported	As Restated (Note 23)
Net revenues	$58,953	$58,564	$59,208	$59,280	$58,651	$56,607	$64,741

Operating expenses:
Cost of services	47,738	47,114	46,710	46,371	49,968	47,468	51,289
Selling, general, and administrative	9,772	11,957	20,269	14,335	17,906	17,930	13,085
Restructuring charge	(302)	(302)	—	—	4,467	4,607	(572)

Total operating expenses	57,208	58,769	66,979	60,706	72,341	70,005	63,802

Operating income (loss)	1,745	(205)	(7,771)	(1,426)	(13,690)	(13,398)	939
Other expense (income)	67	67	150	150	85	85	(392)
Interest expense, net	146	779	201	749	358	873	1,090

Income (loss) before income taxes	1,532	(1,051)	(8,122)	(2,325)	(14,133)	(14,356)	241
Income tax (expense) benefit	597	—	(3,168)	—	6,124	—	—

Net income (loss)	$935	$(1,051)	$(4,954)	$(2,325)	$(20,257)	$(14,356)	$241

Basic income (loss) per common share	$0.07	$(0.08)	$(0.38)	$(0.18)	$(1.52)	$(1.07)	$0.02

Diluted income (loss) per common share	$0.07	$(0.08)	$(0.38)	$(0.18)	$(1.52)	$(1.07)	$0.02

	December 31, 2000	December 31, 2000	March 31, 2001	March 31, 2001	June 30, 2001	June 30, 2001	September 30, 2001	September 30, 2001
	As Previously Reported	As Restated (Note 23)	As Previously Reported	As Restated (Note 23)	As Previously Reported	As Restated (Note 23)	As Previously Reported	As Restated (Note 23)
Net revenues	$32,599	$32,598	$42,777	$42,777	$46,592	$46,592	$52,167	$52,016

Operating expenses:
Cost of services	28,728	28,112	34,102	33,494	37,502	37,092	42,023	40,944
Selling, general, and administrative	8,244	8,387	8,512	8,550	15,668	21,961	8,947	9,160
Restructuring charge	868	868	—	—	—	—	—	—

Total operating expenses	37,840	37,367	42,614	42,044	53,170	59,053	50,970	50,104

Operating income (loss)	(5,241)	(4,769)	163	733	(6,578)	(12,461)	1,197	1,912
Equity in losses of joint venture	150	150	98	98	913	913	—	—
Interest expense (income), net	(60)	292	(7)	443	325	948	446	953

Income (loss) before income taxes	(5,331)	(5,211)	72	192	(7,816)	(14,322)	751	959
Income tax (expense) benefit	2,036	1,881	15	15	3,048	(1,144)	(430)	—

Net income (loss)	$(3,295)	$(3,330)	$87	$207	$(4,768)	$(15,466)	$321	$959

Basic income (loss) per common share	$(0.39)	$(0.40)	$0.01	$0.02	$(0.46)	$(1.51)	$0.03	$0.09

Diluted income (loss) per common share	$(0.39)	$(0.40)	$0.01	$0.02	$(0.46)	$(1.51)	$0.03	$0.08

23.     Restatement

Subsequent to the issuance of the Company’s financial statements for the year ended September 30, 2001, the Company’s management determined it had incorrectly accounted for certain items as discussed below.

Application of SFAS No. 13

The Company entered into a series of lease agreements during the period from April of 1997 through January of 2002. The Company originally accounted for these leases as operating leases; however, it was determined that these leases met one or more of the criteria under SFAS No. 13 requiring that they be accounted for as capital leases. The Company had previously used an economic life for its leased assets that was inconsistent with the depreciable life that was being used for similar owned assets.

The September 30, 2001 consolidated balance sheet was adjusted to reflect $25,492 in additional property and equipment and $26,280 in capital lease obligations. The consolidated statement of operations for the year ended September 30, 2001 was adjusted to reflect additional depreciation and interest expense of $6,108 and $1,932, respectively, and a reduction in lease expense of $8,080. The consolidated statement of operations for the year ended September 30, 2000 was adjusted to reflect additional depreciation and interest expense of $3,539 and $954, respectively, and a reduction in lease expense of $4,260.

Application of SOP 98-1

During 2001 and 2000, the Company capitalized $2,505 and $331, respectively, in payroll, payroll-related costs, and costs of external consultants in connection with the development of internal use software under SOP 98-1. It was subsequently determined that $551 and $36 of the amounts capitalized in 2001 and 2000, respectively, related to activities that did not result in additional functionality to the Company’s internal use software. In addition, $45 and $1 of the amounts capitalized in 2001 and 2000, respectively, were required to be written-off since the software was no longer in use. Collectively, these adjustments resulted in a reduction in depreciation and amortization expense of $104 and $6 in 2001 and 2000, respectively.

Allowance for Doubtful Accounts

The Company had initially recorded $7,014 in bad debt expense for the quarter ended June 30, 2001 and an additional charge of $5,908 in bad debt expense for the quarter ended March 31, 2002 related to BrandDirect accounts receivable. Based on the facts and circumstances that existed at the time of the original charge, it was subsequently determined that all amounts due from BrandDirect should have been written off as of June 30, 2001. Therefore, $5,908 in bad debt expense has been recorded in the quarter ended June 30, 2001 and $5,908 in bad debt expense originally recorded in the quarter ended March 31, 2002 has been reversed. In addition, the Company’s previously reported accounts receivable as of September 30, 2001 has been reduced by $5,908.

Tax Valuation Allowance

Management reassessed the available evidence about future taxable income and other possible sources of realization of deferred tax assets and concluded that a full valuation allowance was necessary to reduce the deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized. As a result, the Company’s tax provision was adjusted in the third quarter of 2001 from a tax benefit of $4,669 to a tax benefit of $752.

Other Adjustments

The Company recorded certain property and equipment subsequent to the date it had assumed risk of loss. This resulted in an understatement of property and equipment and accrued liabilities of $1,935 and $224 at September 30, 2001 and 2000, respectively, and an understatement of depreciation expense of $99 and $4 in 2001 and 2000, respectively. In addition, it was determined that other accounting adjustments were required which result in a $244 decrease in previously reported net loss for 2001 and a $121 decrease in the Company’s previously reported net income for 2000. These adjustments related to the recording of the issuance of restricted shares to certain executive officers in 2001 using a measurement date that was prior to the date certain contingencies were resolved and recording a government incentive in 1999 as a reduction of salary expense that should have been recorded as a reduction of salary expense over the life of the agreement, which is a four-year period.

Certain of these prior year adjustments impacted the depreciation expense, lease expense, interest expense and depreciation and amortization expense recorded during the quarters of fiscal years 2002 and 2001. See Note 22 for a summary of the restated quarterly results.

In addition, the Company’s previously reported results for the first quarter of fiscal 2002 have been restated to reflect a $2,123 charge associated with the sale of common stock and warrants in October 2001 at a discount to three companies controlled by an existing significant shareholder and family member of one of the Company’s directors as approved by a special committee of the board of directors (see note 12).

As a result, the consolidated financial statements for the years ended September 30, 2001 and 2000 have been restated from the amounts previously reported to give effect to the adjustments described above. A summary of the significant effects of the restatement is as follows:

	As Previously Reported	As Restated
Year ended September 30, 2001
Statement of operations:
Cost of services	$143,455	$139,642
Selling, general and administrative expense	41,371	48,058
Operating loss	(10,459)	(14,585)
Interest expense	1,544	3,063
Loss before taxes	(12,324)	(18,382)
Net loss	(7,655)	(17,630)
Basic and diluted loss per common share	$(0.82)	$(1.89)

Balance sheet:
Accounts receivable, net	$33,056	$35,705
Property and equipment, net	23,891	50,693
Total assets	81,545	102,624
Current portion of obligation under capital leases	1,394	9,402
Accrued expenses and other current liabilities	10,076	11,131
Obligation under capital leases	3,794	23,373
Total shareholders’ equity	52,427	41,158
Total liabilities and shareholders’ equity	$81,545	$102,624

	As Previously Reported	As Restated
Year ended September 30, 2000
Statement of operations:
Cost of services	$100,988	$99,141
Selling, general and administrative expense	25,579	25,730
Operating income	5,573	6,068
Interest expense	250	1,172
Income before taxes	4,813	4,353
Net income	3,010	2,721
Basic income per common share	$0.36	$0.33
Diluted income per common share	$0.34	$0.31