Form 10-Q
period 2002-12-31
RMH TELESERVICES INC
filed 2003-02-14
CIK 1017958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 13,792,664 shares of common stock outstanding as of February 6, 2003.

RMH TELESERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RMH TELESERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	December 31,	September 30,
	2002	2002
Assets
Current assets:
Cash and cash equivalents	$5,175	$1,390
Restricted cash	—	1,000
Accounts receivable, net of allowance for doubtful accounts of $6,518 and $5,490, respectively	30,281	30,408
Other receivables	874	750
Refundable income taxes	—	54
Prepaid expenses and other current assets	3,008	2,693

Total current assets	39,338	36,295

Property and equipment, net	51,231	52,898
Other assets	9,001	7,348

	$99,570	$96,541

Liabilities and shareholders’ equity
Current liabilities:
Credit facility	$—	$3,546
Current portion of obligation under capital leases	10,475	10,393
Current portion of notes payable	164	98
Accounts payable	8,004	7,570
Accrued expenses and other current liabilities	17,601	16,580

Total current liabilities	36,244	38,187

Long-term liabilities:
Notes payable	563	272
Obligation under capital leases	15,247	17,351
Other long-term liabilities	12,001	9,842

Total long-term liabilities	27,811	27,465

Shareholders’ equity
Preferred stock, $1.00 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized, 13,792,339 and 13,740,990 shares issued and outstanding, respectively	84,154	83,878
Common stock warrants	6,736	6,736
Deferred compensation	(1,017)	(1,231)
Accumulated deficit	(54,240)	(58,546)
Accumulated other comprehensive income (loss)	(118)	52

Total shareholders’ equity	35,515	30,889

	$99,570	$96,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

RMH TELESERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands except per share amounts)

	Three Months Ended
	December 31,
	2002	2001
		As Restated (See Note 15)
Net revenues	$77,646	$58,564
Operating expenses:
Cost of services	59,217	47,114
Selling, general and administrative	13,145	11,957
Restructuring charge	30	(302)

Total operating expenses	72,392	58,769

Operating income (loss)	5,254	(205)
Other expense	86	67
Interest income	15	15
Interest expense	837	794

Income (loss) before income taxes	4,346	(1,051)
Income tax expense	40	—

Net income (loss)	$4,306	$(1,051)

Basic income (loss) per common share	$0.32	$(0.08)
Diluted income (loss) per common share	$0.30	$(0.08)
Shares used in computing basic income (loss) per common share	13,484	12,911
Shares used in computing diluted income (loss) per common share	14,252	12,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

RMH TELESERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
	Three Months Ended
	December 31,
	2002	2001
		As Restated (See Note 15)
Operating activities:
Net income (loss)	$4,306	$(1,051)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Restructuring charge	30	(302)
Discount on common stock issuance	—	2,123
Loss on disposal of fixed assets	238	—
Amortization of deferred compensation	214	235
Amortization of sales incentives	249	300
Depreciation and amortization	3,726	3,227
Changes in operating assets and liabilities -
Restricted cash	1,000	—
Accounts receivable	127	3,105
Prepaid expenses and other current assets	(315)	(2,055)
Other receivables	(124)	1,178
Refundable income taxes	54	(266)
Other assets	(1,903)	(3,332)
Accounts payable	434	(2,054)
Accrued expenses and other current liabilities	1,021	1,685
Other liabilities	2,129	(821)

Net cash provided by operating activities	11,186	1,972

Investing activities:
Capital expenditures	(1,993)	(496)
Proceeds from sale of assets	8	—
Issuance of employee notes	—	(790)

Net cash used in investing activities	(1,985)	(1,286)

Financing activities:
Proceeds from (repayment of) line of credit	(3,546)	3,681
Repayment of related-party note	—	(5,000)
Proceeds from (repayments of) notes payable	357	(26)
Capital lease payments	(2,333)	(3,227)
Proceeds from issuance of common stock and warrants	—	1,750
Exercise of common stock options	276	246
Capital contributions	—	12

Net cash used in financing activities	(5,246)	(2,564)

Effect of exchange rate changes	(170)	37

Net increase (decrease) in cash and cash equivalents	3,785	(1,841)
Cash and cash equivalents, beginning of year	1,390	6,346

Cash and cash equivalents, end of year	$5,175	$4,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

RMH TELESERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2002

(unaudited)

(in thousands except share amounts)

								Accumulated
					Common			Other	Total
	Preferred Stock		Common Stock		Stock	Deferred	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Warrants	Compensation	Deficit	Income (Loss)	Equity
Balance, September 30, 2002	—	$—	13,740,990	$83,878	$6,736	$(1,231)	$(58,546)	$52	$30,889
Comprehensive income:
Net income	—	—	—	—	—	—	4,306	—	4,306
Foreign currency translation adjustment	—	—	—	—	—	—	—	(170)	(170)

Total comprehensive income	—	—	—	—	—	—	4,306	(170)	4,136
Exercise of common stock options	—	—	51,349	276	—	—	—	—	276
Amortization of deferred compensation	—	—	—	—	—	214	—	—	214

Balance, December 31, 2002	—	$—	13,792,339	$84,154	$6,736	$(1,017)	$(54,240)	$(118)	$35,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

RMH TELESERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Dollars in thousands, except share and per-share data unless otherwise indicated)

1. Basis of Presentation

The Company (as defined below) is a provider of outsourced customer relationship management (“CRM”) services. Founded in 1983, the Company is headquartered in Newtown Square, Pennsylvania, and as of December 31, 2002, operated over 7,900 workstations within a network of 17 customer interaction centers in the United States and Canada and 144 workstations which are managed by a third party in India. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows. Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. The Company may experience quarterly variations in net revenues and operating income as a result of the timing of clients’ telemarketing campaigns, the commencement and expiration of contracts, the amount of new business generated, the timing of additional selling, general and administrative expenses to acquire and support such new business and changes in the revenue mix among various customers. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

The condensed consolidated financial statements include the accounts of RMH Teleservices, Inc. and its wholly-owned subsidiaries (collectively, the “Subsidiaries”), Teleservices Management Company, Teleservices Technology Company, RMH Interactive Technologies, LLC, RMH Teleservices International Inc. (“RMH International”) and RMH International’s subsidiaries, 515963 N.B. Inc. and 516131 N.B. Inc. All intercompany transactions have been eliminated. References herein to the Company mean RMH Teleservices, Inc. together with the Subsidiaries unless the context requires otherwise.

2. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 on October 1, 2002, which had no impact on its consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted SFAS No. 144 on October 1, 2002, which had no impact on its consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement eliminates the required classification of gain or loss on extinguishment of debt as an extraordinary item of income and states that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations.” This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Company adopted the provisions of SFAS No. 145 during 2002, which had no impact on its consolidated financial position or results of operations.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. This guidance does not apply to certain guarantee contracts, such as those issued by insurance companies or for a lessee’s residual value guarantee embedded in a capital lease. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations would not apply to product warranties or to guarantees accounted for as derivatives.

The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The Company adopted the disclosure requirements of FIN 45 in its quarter ended December 31, 2002, which had no impact on its consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation” (“SFAS No. 148”). This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 will impact its consolidated financial position or results of operations.

3. Operations and Financing

The Company incurred significant losses in fiscal 2002 and 2001 primarily as a result of bad debt expenses, restructuring charges to close inefficient sites and underutilization of its capacity. Management of the Company has developed a business plan to achieve profitability during fiscal year 2003. The business plan includes increasing capacity utilization rates, migrating revenues from more volatile outbound telemarketing to inbound CRM services and lowering its cost of services. The Company’s ability to meet its financial obligations and make planned capital expenditures will depend on its future operating performance, which will be subject to financial, economic and other factors affecting the business and operations of the Company, including factors beyond its control. Management believes that available cash and cash equivalents, together with expected cash flows from operations and availability under its credit facility, will be sufficient to fund its future operations and other cash requirements through at least 2003. However, there can be no assurance that the business plan will be achieved, that the Company will achieve profitability during 2003 or that additional financing will not be required in the future.

4. Major Clients and Concentration of Credit Risk

The Company is dependent on several large clients for a significant portion of net revenues. The loss of one or more of these clients, or an inability to collect amounts owed by such clients, could have a material adverse effect on the financial position and results of operations of the Company. Further, a significant portion of the Company’s net revenues is derived from the telecommunications industry, including local, long-distance and wireless telecommunications companies. While the Company believes the demand for CRM services within the telecommunications industry will continue to increase, the telecommunications industry is currently facing tremendous competitive pressures that have resulted in the deterioration in the financial position and results of operations of certain companies within this sector. For the three months ended December 31, 2002 and 2001, 56.4% and 35.2%, respectively, of the Company’s net revenues were derived from the telecommunications industry.

The following table summarizes the percent of net revenues from each client that represented at least 10 percent of net revenues for the three months ended December 31, 2002 and 2001 and related accounts receivable as of December 31, 2002:

	Percentage of net revenues		Accounts receivable at December 31, 2002
	2002	2001
MCI	32.5%	19.6%	$11,633
Client A	11.9%	*	3,095
Client B	13.2%	*	3,723
Client C	*	13.1%	*

*	Less than 10% of net revenues for the three month period.

The Company provides inbound and outbound CRM services to MCI WORLDCOM Communications, Inc. (“MCI”), a division of WorldCom, Inc. (“WorldCom”), under several agreements that last through November 2006. MCI accounted for 32.5% and 19.6% of the Company’s net revenues for three months ended December 31, 2002 and 2001, respectively. On July 21, 2002, WorldCom announced that it had filed for voluntary relief under Chapter 11 of the United States Bankruptcy Code. While the Company has continued to provide services to MCI, these events create uncertainty about the Company’s future business relationship with MCI, which, if not resolved in a manner favorable to the Company, could have an adverse impact on the Company’s future operating results.

Management believes that it has adequately reserved for all exposure created as a result of the WorldCom bankruptcy, however, there can be no assurance that additional charges will not be required in the future. At December 31, 2002, the Company had $11,633 in accounts receivable from MCI, of which $7,996 were for services provided prior to the date of the WorldCom bankruptcy filing (the “Pre-Petition Receivables”) and $3,637 were for services provided subsequent to the bankruptcy filing. On January 17, 2003, the Company sold $3,286 of the Pre-Petition Receivables with a carrying value of $1,314 to a third-party for a cash payment of $1,314 that was received on February 3, 2003.

Six of the Company’s customer interaction centers provide all or a significant portion of their services to MCI. While management does not presently believe the property and equipment at these customer interaction centers is impaired, a significant decline in the level of services being provided to MCI as a result of the WorldCom bankruptcy filing could result in the Company incurring substantial operating costs with no related revenues and a significant charge associated with property and equipment impairment. The carrying value of property and equipment at the six customer interaction centers at December 31, 2002 was $14,209. Future operating lease commitments for the six customer interaction centers was $19,936 at December 31, 2002.

5. Supplemental Cash Flow Information

Cash paid for interest and income taxes for the three months ended December 31, 2002 and 2001 was as follows:

	2002	2001
Interest	$778	$931
Income taxes	17	1

The Company entered into capital lease obligations of $311 and $302 during the three months ended December 31, 2002 and 2001, respectively.

6. Property and Equipment

During the three months ended December 31, 2002, the Company recorded a charge of $242 to write off the net book value of software developed for internal use. The software written off was utilized to provide services in connection with certain client relationships that were terminated during the period.

7. Corporate Restructuring

During the quarter ended June 30, 2002, the Company recorded a $4,607 restructuring charge in connection with a plan designed to reduce its cost structure by closing six customer interaction centers, resulting in the abandonment of fixed assets and a reduction in workforce. No severance was paid to employees in connection with this restructuring. In the fourth quarter of 2002, the restructuring charge was adjusted by $572 since alternative uses were found for certain assets that were previously written off. The restructuring plan was completed in 2002. The restructuring costs include customer interaction center closure costs, which are the estimated costs for closing the customer interaction centers, including obligations under signed real estate lease agreements and the write-off of leasehold improvements and certain fixed asset balances. An $868 restructuring charge was recorded in the quarter ended December 31, 2000 related to call center closures. In the quarter ended December 31, 2001, the termination of a customer interaction center lease was settled for $302 less than the balance of the lease payments that had been accrued in the quarter ended December 31, 2000, resulting in the reversal of the remaining accrual.

Restructuring activity during the three months ended December 31, 2002 is summarized as follows:

	Accrual at September 30, 2002	Restructuring Charge	Other	Cash Payments	Accrual at December 31, 2002
June 2002 site closures	$1,413	$30	$(156)	$(206)	$1,081

During the three months ended December 31, 2002 the Company closed a quality center and recorded a $30 charge for future payments associated with the termination of the facility lease and related utility costs. At December 31, 2002, the remaining accrual of $1,081 related primarily to obligations under signed real estate lease agreements. The $156 other adjustment during the three months ended December 31, 2002 represents a balance sheet reclassification to reduce the carrying value of property and equipment that had been impaired in connection with original restructuring.

In the third and fourth quarters of 2002, the Company also incurred severance costs of $1,114 in connection with a workforce reduction and other employee terminations at its corporate offices that are included in general and administrative expenses in the accompanying consolidated statement of operations. At December 31, 2002, $483 is included in accrued expenses in the accompanying consolidated balance sheet for future severance payments. Severance was awarded to 32 employees during 2002 and had been fully paid to all but three employees as of December 31, 2002.

8. Accrued Expenses and Other Liabilities

The Company’s accrued expenses and other current liabilities were composed of the following:

	December 31, 2002	September 30, 2002
Payroll and related benefits	$8,818	$8,156
Telecommunications expense	761	498
Deferred revenue	2,227	2,839
Other	5,795	5,087

	$17,601	$16,580

The Company’s other long-term liabilities were composed of the following:

	December 31, 2002	September 30, 2002
Deferred rent payments	$829	$1,540
Deferred revenue, training	6,307	3,848
Deferred revenue, other	4,464	4,223
Other	401	231

	$12,001	$9,842

9. Indebtedness

During the three months ended December 31, 2002, the Company entered into a note payable with the landlord of one of its customer interaction centers for $600 Canadian dollars ($380 US dollars at December 31, 2002) to finance leasehold improvements. The note bears interest at 8% and is payable monthly through December 2007.

On December 21, 2000, RMH International issued an $800 Canadian dollar note (approximately $507 U.S. dollars). The funds were used to construct a customer interaction center. The note bears interest at 6%, is payable monthly and matures in 2006. The outstanding balance on the note was $347 at December 31, 2002 and the Company has guaranteed payment.

On September 4, 2002, the Company entered into a three-year, $25,000 revolving credit facility (the “Revolver”) with Foothill Capital Corporation (“Foothill”), a wholly-owned subsidiary of Wells Fargo & Company. The Company performs services for Wells Fargo & Company, which amounted to less than 1% of consolidated net revenues for the year ended September 30, 2002.

The Revolver is subject to a Borrowing Base (as defined) calculation based on a percentage of eligible accounts receivable (as defined). Foothill has been granted a continuing security interest in substantially all of the Company’s assets. The Revolver contains certain restrictive covenants including a minimum EBITDA requirement (as defined) and places limits on the amount of capital expenditures that can be made by the Company (excluding capital leases). The Company was in compliance with all covenants at December 31, 2002. Interest under the Revolver is at Foothill’s prime rate plus 150 basis points (the “Base Rate Margin”) or 5.75% at December 31, 2002. In the event that the Company achieves certain levels of EBITDA (as defined) during its fiscal years, beginning with the fiscal year ended September 30, 2002, the Company is eligible for a reduction in the Base Rate Margin. Where EBITDA for the immediately preceding fiscal year exceeds $25,000, the Company has the option to have interest on all or a portion of the advances under the Revolver charged at a rate of interest equal to LIBOR plus 275 basis points (the “LIBOR Option”). The Company was not eligible for this option based on its 2002 operating results. The Company had $6,796 in borrowing capacity under the Revolver at December 31, 2002.

Outstanding borrowings under the Revolver are guaranteed by the Company’s Subsidiaries.

10. Shareholders’ Equity

On October 26, 2001, three companies controlled by an existing significant shareholder and family member of one of the Company’s directors acquired 217,804 shares of common stock for a purchase price per share of $9.64 with warrants to purchase an additional 72,601 shares of common stock as approved by a special committee of the board of directors, generating net cash proceeds of $1,750. Additional warrants to purchase 10,890 shares of common stock were also issued to the respective investors to cover a portion of the transaction costs. The warrants have an exercise price of $12.00 per share and expire in 2006. Based on the Company’s closing stock price of $14.83 on October 25, 2001, the acquiring shareholders received a total discount of $1,139 on the transaction. The fair value of the 83,491 warrants issued was calculated as $984 using a Black-Scholes option pricing model based on the following assumptions: weighted-average risk-free interest rate of 3.89%; expected weighted-average life of 5.0 years; dividend yield of zero; and volatility of 104.5%. The stock discount and fair value of the warrants issued resulted in a total charge of $2,123 which is reflected in selling, general and administrative expense in the accompanying statements of operations for the three months ended December 31, 2001.

Under the terms of the Company’s 2001 Stock Award Plan (the “Restricted Plan”), the Company is permitted to provide a loan to the grantee of a restricted stock award for the grantee’s tax liability under a valid election under Section 83(b) of the Internal Revenue Code. The Company granted $790 in loans in December 2001. The loans are secured by the restricted common stock held by the employees and provide for personal recourse against the assets of each of the employees. Interest on each loan accrues at a variable rate which is adjusted as required to equal the then-current prime rate of interest as published by The Wall Street Journal and is due and payable annually commencing on December 15, 2002. The loans are due November 30, 2010 unless (i) a portion of the shares are sold in which case a pro-rata portion of the proceeds must be used to repay the 83(b) loans; or (ii) the grantee resigns, leaves the employment of the Company, or is terminated in which case the loan is due 12 months after the employment terminates. At December 31, 2002, $598 remained outstanding under these 83(b) loans and is included in other assets in the accompanying balance sheet.

11. Income (Loss) per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations (share amounts are in thousands):

	Three Months Ended December 31, 2002
	Income (numerator)	Shares (denominator)	Per share amount
Basic income per common share:
Net income	$4,306	13,484	$0.32

Effect of dilutive securities:
Stock warrants	—	—
Stock options	—	645
Restricted stock	—	123

Diluted income per common share:
Net income and assumed conversions	$4,306	$14,252	$0.30

	Three Months Ended December 31, 2001
	Income (numerator)	Shares (denominator)	Per share amount
Basic loss per common share:
Net loss	$(1,051)	12,911	$(.08)

Effect of dilutive securities:
Stock warrants	—	—
Stock options	—	—
Restricted stock	—	—

Diluted loss per common share:
Net loss and assumed conversions	$(1,051)	12,911	$(.08)

The following potential common shares outstanding at December 31, 2001 were not included in the computation of diluted loss per share as the effect would have been antidilutive:

Common stock options	828,780
Unvested restricted common shares	345,458
Common stock warrants	255,969

1,430,207

12. Foreign Currency Transactions

A significant portion of the Company’s business is performed in Canada, predominantly with clients in the United States, which exposes the Company’s earnings, cash flows, and financial position to risk from foreign currency denominated transactions. Due to the growth of the Canadian operations, a policy was established to reduce cash flow exposure to adverse changes in currency exchange rates by identifying and evaluating the risk that cash flows would be affected due to changes in exchange rates and by determining the appropriate strategies necessary to manage such exposures. The Company’s objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection.

In order to partially hedge cash flow economic exposure in Canada, in November 2001 the Company entered into a collar arrangement with a commercial bank for a series of puts and calls for a fixed amount of Canadian dollars (the “Collar”). Under this arrangement the Company had the option to purchase $3,000 Canadian dollars at a fixed rate in two-week intervals covering 52 weeks in the event the exchange rate drops below a set minimum or “floor” rate. Conversely, the Company was required to sell the same amount of Canadian dollars to the bank if the exchange rate increased above a set maximum or “ceiling” rate. As a result of this arrangement, the Company’s foreign currency risk for the fixed amount outside the collar was eliminated. The Company designated the Collar as a cash flow hedge and recorded it at its estimated fair value. Changes in the time value component of the Collar were excluded from the measurement of hedge effectiveness and were reported directly in earnings. During the three months ended December 31, 2002 and 2001, the Company incurred $18 and $67, respectively, in losses related to the time value of the Collar that are reflected as other expense in the accompanying condensed consolidated statements of operations.

The Collar expired in November 2002 at which time the Company entered into a series of call options to buy $2,000 Canadian dollars every two weeks through May of 2003 (the “Options”). Under this arrangement the Company has the option to purchase a fixed amount of Canadian dollars at a fixed rate in two-week intervals. The Company made a $162 up-front payment in connection with the Options, which have been designated as a cash flow hedge. Changes in the time value component of the Options were excluded from the measurement of hedge effectiveness and are reported directly in earnings. During the three months ended December 31, 2002 , the Company incurred $68 in losses related to the time value of the Options that is reflected as other expense in the accompanying condensed consolidated statements of operations. The fair value of the Options at December 31, 2002 is $94 and is recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

13. Business Segments

The Company’s reportable segments using the “management approach” under SFAS No. 131, “Disclosures About Segments of a Business Enterprise and Related Information” consists of two operating segments: Inbound and Outbound.

Commencing with an internal reorganization during the fourth quarter of 2002, the Company’s chief operating decision maker began reviewing the results of operations of the business based on these two segments, each of which has a separate management team. Each of the Company’s customer interaction centers is classified as either inbound or outbound. A customer interaction center may not provide inbound or outbound services on an exclusive basis. For example, inbound revenues may be classified as part of the outbound division when they are provided by a customer interaction center that is classified as outbound. A summary of net revenues for the three months ended December 31, 2002 and 2001 by type of service, rather than by operating segment, is as follows:

	2002	2001
Inbound	$42,742	$26,483
Outbound	34,904	32,081

The segment operating information is accumulated based on the results of all of the customer interaction centers within the segment plus an allocation for corporate expenses. In prior periods, the Company’s segments were based on the various industries in which it operated and were as follows: telecommunications, financial services, insurance, technology, retail and logistics. All prior periods have been restated to reflect the change in the composition of the Company’s reporting segments.

Customer interaction centers included in the inbound division provide services consisting primarily of customer service programs, although some outbound acquisition and retention services are also performed. Inbound customer interaction centers also process incoming calls, often placed by the customers of the Company’s clients using toll-free numbers, to a CRM representative for service, order fulfillment or information.

Customer interaction centers included in the outbound division provide primarily customer acquisition and customer retention services. Customer acquisition services are designed to secure new customers and can include a wide range of activities depending on the needs of the Company’s clients, including direct sales services, order processing and lead generation. Customer retention services include conducting satisfaction assessments and interacting with client customers who have allowed their service to lapse in an attempt to regain their business and determine their reasons for discontinuing service. Some inbound customer service work is also performed by customer interaction centers in the outbound division.

The following table summarizes selected financial information related to the Company’s segments as of and for the three month periods ended December 31, 2002 and 2001. The accounting policies of the segments are the same as those of the consolidated organization.

	2002	2001
Net Revenues:
Inbound	$50,834	$21,693
Outbound	26,812	36,871

	$77,646	$58,564

	2002	2001
Operating income (loss):
Inbound	$8,511	$157
Outbound	(3,257)	(362)

	$5,254	$(205)

	2002	2001
Total assets:
Inbound	$51,187	$39,260
Outbound	48,383	60,954

	$99,570	$100,214

	2002	2001
Depreciation and amortization:
Inbound	$1,915	$1,264
Outbound	1,811	1,963

	$3,726	$3,227

	2002	2001
Capital expenditures:
Inbound	$1,025	$194
Outbound	968	302

	$1,993	$496

Geographic Information:	2002	2001
Property and equipment:
United States	$26,699	$28,304
Canada	24,532	19,960

	$51,231	$48,264

The Company’s net revenues during the three months ended December 31, 2002 and 2001 were generated predominantly from clients within the United States.

14. Related Party and Certain Other Relationships

As further discussed in Note 10, on October 26, 2001, three companies controlled by an existing significant shareholder and family member of one of the Company’s directors acquired 217,804 shares of common stock along with warrants to purchase an additional 72,601 shares of common stock as approved by a special committee of the board of directors. Additional warrants to purchase 10,890 shares of common stock were also issued to the respective investors to cover a portion of the transaction costs. The common stock and warrants were acquired for a total discount of $2,123 which is reflected in selling, general and administrative expense in the accompanying consolidated statements of operations for the three months ended December 31, 2001. In addition, the Company made loans to several members of the senior management team to pay the income taxes in connection with an Internal Revenue Code Section 83(b) election (“83(b) Election”) related to restricted stock grants.

In connection with a 100,000 share restricted stock grant to the Company’s Chief Executive Officer (“CEO”) in April 1999, the Company loaned the CEO $85 to pay the income taxes in connection with an 83(b) Election. Interest on the loan accrues at an annual rate of 7.5% and is due and payable annually, on January 1 each year, commencing on January 1, 2000. The principal balance of the loan and all accrued and unpaid interest thereon is due and payable in full on the earlier of December 14, 2004, or the date of the CEO’s termination. The loan is secured by the underlying shares of restricted stock.

On July 19, 2001, the Company issued a $5,000 note to an affiliate of a shareholder/member of the board of directors. The note bore interest at 8.5% and matured on October 4, 2001 at which point the principal balance and accrued interest were paid.

The Company entered into a business and financial consulting services agreement with Specialized Teleservices, Inc. (“STI”). STI is a telemarketing company that supplies third-party verification services exclusively to MCI. The Company provides STI with services such as business consulting, development of internal financial systems, the identification of telemarketing clients, and assistance in reviewing proposed pricing and contract agreements. As compensation for these services, the Company was entitled to receive 10% of STI’s gross revenues on a monthly basis plus any out-of-pocket expenses incurred. On December 28, 2001, the Company agreed to lower its compensation to 3% of STI’s gross revenues. The agreement with STI is for successive one-year periods and automatically renews yearly unless either party gives written notice of termination to the other party at least 60 days prior to any such automatic renewal date. During the three months ended December 31, 2002 and 2001, the Company recorded revenues of $0 and $116, respectively, for services rendered to STI. STI was incorporated on February 28, 2001 and the Company loaned STI approximately $515 for start-up costs. At December 31, 2002, outstanding principal and interest under the STI loan was $943 and was fully-reserved due to significant uncertainties created by the WorldCom bankruptcy filing. John A. Fellows, the Company’s chief executive officer and a member of the board of directors, is a former member of the Board of Directors of STI.

15. Restatement

Subsequent to the issuance of the Company’s financial statements for the year ended September 30, 2001, the Company’s management determined it had incorrectly accounted for certain items as discussed below.

Application of SFAS No. 13

The Company entered into a series of lease agreements during the period from April of 1997 through January of 2002. The Company originally accounted for these leases as operating leases; however, it was determined that these leases met one or more of the criteria under SFAS No. 13, “Accounting for Leases,” requiring that they be accounted for as capital leases. The Company had previously used an economic life for its leased assets that was inconsistent with the depreciable life that was being used for similar owned assets.

The December 31, 2001 consolidated balance sheet was adjusted to reflect $23,734 in additional property and equipment and $24,696 in capital lease obligations. The consolidated statement of operations for the three months ended December 31, 2001 was adjusted to reflect additional depreciation and interest expense of $1,759 and $633, respectively, and a reduction in lease expense of $2,219.

Application of SOP 98-1

During 2001 and 2000, the Company capitalized $2,505 and $331, respectively, in payroll, payroll-related costs, and costs of external consultants in connection with the development of internal use software under SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” It was subsequently determined that $551 and $36 of the amounts capitalized in 2001 and 2000, respectively, related to activities that did not result in additional functionality to the Company’s internal use software. In addition, $45 and $1 of the amounts capitalized in 2001 and 2000, respectively, were required to be written off since the software was no longer in use. Collectively, these adjustments resulted in a reduction in depreciation and amortization expense of $104 and $6 in 2001 and 2000, respectively. Previously reported depreciation and amortization expense decreased by $67 and general and administrative expenses increased by $66 during the three months ended December 31, 2001. Property and equipment at December 31, 2001 was reduced by $522.

Allowance for Doubtful Accounts

The Company had initially recorded $7,014 in bad debt expense for the quarter ended June 30, 2001 and an additional charge of $5,908 in bad debt expense for the quarter ended March 31, 2002 related to BrandDirect Marketing, Inc. (“BrandDirect”) accounts receivable. Based on the facts and circumstances that existed at the time of the original charge, it was subsequently determined that all amounts due from BrandDirect should have been written off as of June 30, 2001. Therefore, $5,908 in bad debt expense has been recorded in the quarter ended June 30, 2001 and $5,908 in bad debt expense originally recorded in the quarter ended March 31, 2002 has been reversed. In addition, the Company’s previously reported accounts receivable as of December 31, 2001 has been reduced by $5,908.

Tax Valuation Allowance

Management reassessed the available evidence about future taxable income and other possible sources of realization of deferred tax assets and concluded that a full valuation allowance was necessary to reduce the deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized. As a result, the Company’s tax provision was adjusted in the third quarter of 2001 from a tax benefit of $4,669 to a tax benefit of $752. The consolidated financial statements as of and for the three months ended December 31, 2001 were restated to reverse a $2,709 deferred tax asset and $597 in tax expense.

Other Adjustments

The Company recorded certain property and equipment subsequent to the date it had assumed risk of loss. This resulted in an understatement of property and equipment and accrued liabilities of $1,935 and $224 at September 30, 2001 and 2000, respectively, and an understatement of depreciation expense of $99 and $4 in 2001 and 2000, respectively. In addition, it was determined that other accounting adjustments were required which result in a $244 decrease in previously reported net loss for 2001 and a $121 decrease in the Company’s previously reported net income for 2000. These adjustments related to the recording of the issuance of restricted shares to certain executive officers in 2001 using a measurement date that was prior to the date certain contingencies were resolved and recording a government incentive in 1999 as a reduction of salary expense that should have been recorded as a reduction of salary expense over the life of the agreement, which is a four-year period. These adjustments resulted in an increase in property and equipment of $346 at December 31, 2001, a decrease in net revenues of $97, an increase in cost of services of $70 and an increase in general and administrative expenses of $62 for the three months ended December 31, 2001.

In addition, the Company’s previously reported results for the three months ended December 31, 2001 have been restated to reflect a $2,123 charge associated with the sale of common stock and warrants in October 2001 at a discount to three companies controlled by an existing significant shareholder and family member of one of the Company’s directors as approved by a special committee of the board of directors (see note 10).

In connection with the provision of inbound and outbound CRM services to its customers, the Company incurs costs to train its CRM representatives. Training programs relate to both program start-up training in connection with new CRM programs (“Startup Training”) and attrition-related training for existing CRM programs (“Attrition Training”). The Company may bill some of its customers for the costs incurred under these training programs based on the terms in the contract. The training revenue is integral to CRM revenues being generated over the course of a contract and cannot be separated as a discrete earning process under SEC Staff Accounting Bulletin No. 101 (“SAB 101”). As a result, all training revenues are deferred. Startup Training revenues are amortized over the greater of the term of the contract or one year. Attrition Training revenues are amortized over the average employment of a telephone service representative. Direct costs associated with providing Startup Training and Attrition Training, which consist exclusively of salary and benefit costs, are also deferred and amortized over a time period consistent with the deferred training revenues. The Company’s results of operations for the three months ended December 31, 2001 were restated to defer training revenues and training costs resulting in a $292 decrease in net revenues and a $234 decrease in cost of services, respectively.

As a result, the consolidated financial statements as of and for the three months ended December 31, 2001 have been restated from the amounts previously reported to give effect to the adjustments described above. A summary of the significant effects of the restatement is as follows:

	As Previously Reported	As Restated
Three Months Ended December 31, 2001
Statement of operations:
Net revenues	$58,953	$58,564
Cost of services	47,738	47,114
Selling, general and administrative expense	9,772	11,957
Operating income (loss)	1,745	(205)
Interest expense	161	794
Income (loss) before taxes	1,532	(1,051)
Net income (loss)	935	(1,051)
Basic and diluted income (loss) per common share	$0.07	$(0.08)

Balance sheet:
Accounts receivable, net	$30,048	$32,600
Property and equipment, net	24,819	48,264
Total assets	82,675	100,214
Current portion of obligation under capital leases	1,480	8,182
Accrued expenses and other current liabilities	12,524	12,514
Obligation under capital leases	3,674	21,668
Total shareholders’ equity	55,877	44,510
Total liabilities and shareholders’ equity	$82,675	$100,214

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to a given fiscal year in this Quarterly Report on Form 10-Q are to the fiscal year ending on September 30th of that year. For example, the phrases “fiscal 2003” or “2003 fiscal year” refer to the fiscal year ending September 30, 2003. References to “RMH,” “we,” “us,” and “our” refer to RMH Teleservices, Inc., a Pennsylvania corporation, and, when applicable, its subsidiaries.

We have restated our consolidated financial statements for the fiscal years ended September 30, 2001 and 2000. The restatement reflects adjustments in the application of accounting principles generally accepted in the United States of America and includes adjustments related to the application of the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” an increase in our allowance for doubtful accounts in the fiscal year ended September 30, 2001, an increase in the valuation allowance on our deferred tax assets in the fiscal year ended September 30, 2001 and other adjustments as discussed in note 15 of the notes to the consolidated financial statements. The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q gives effect to this restatement as it relates to our consolidated results of operations for the three month period ended December 31, 2001.

Safe Harbor For Forward-Looking Statements

From time to time, we may publish statements that are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new services and products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to the following, some of which are described more fully in the Annual Report on Form 10-K filed with the SEC on January 22, 2003 under the caption “Risk Factors”:

-	reliance on key client relationships in the telecommunications, financial services, insurance, technology, retail and logistics industries;

-	fluctuations in quarterly results of operations due to the timing of clients’ telemarketing campaigns, the commencement and expiration of contracts, the timing of opening new customer interaction centers and expansion of existing customer interaction centers, the amount and timing of new business generated by us, changes in our revenue mix among our various clients, bonus arrangements continuing to be negotiated with clients, and if negotiated, any amount being earned, the timing of additional selling, general and administrative expenses to acquire and support such new business, changes in competitive conditions affecting the CRM industry, the financial strength of our customers and collectibility of our receivables, our ability to successfully open new customer interaction centers or to expand existing centers in a timely fashion, and the loss or unavailability of economic incentives provided by local, state, or provincial government authorities;

-	uncertainties surrounding our relationship with MCI resulting from WorldCom’s July 21, 2002 bankruptcy filing;

-	difficulties of managing growth profitably;

-	dependence on the services of our executive officers and other key operations and technical personnel;

-	changes in the availability of qualified employees;

-	changes in relationships with creditors and vendors;

-	fluctuations in foreign currency exchange rates, including fluctuations in US dollar and Canadian dollar exchange rates;

-	performance of automated call-processing systems and other technological factors;

-	reliance on independent long-distance companies;

-	changes in government regulations affecting the teleservices and telecommunications industries;

-	competition from other outside providers of CRM services and in-house CRM operations of existing and potential clients;

-	local, regional and national economic and political conditions;

-	the impact and uncertainties created by the September 11, 2001 terrorist attacks and the consequences of any future terrorist attacks;

-	our ability to identify appropriate acquisition candidates, acquire them under favorable terms and properly integrate their businesses with ours;

-	competition from providers of other marketing formats, such as direct mail and emerging strategies such as interactive shopping and marketing over the Internet; and

-	realization of revenues and unexpected expenses.

The following discussion of our historical results of operations and liquidity and capital resources should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

We are a provider of high-quality outsourced customer relationship management (“CRM”) services, offering customer interaction solutions that permit our clients to more effectively manage their relationships with their customers. At December 31, 2002, we operated over 7,900 workstations in our network of 17 customer interaction centers in the United States and Canada, including 77 workstations in our quality control center and 144 workstations which are managed by a third party in India. We have developed strategic relationships with market leaders in the telecommunications, financial services, insurance, technology, and logistics industries. Our client base includes Aegon, AT&T, Chase, Citibank, MCI, Microsoft, Nextel, UPS and others. We distinguish ourselves through our vertical industry expertise, well-trained workforce and integrated customized technology solutions designed to meet the rigorous demands of our clients. We have established a strong track record of consistent growth with net revenues growing at a compounded annual growth rate of over 39% from $32,316,000 in fiscal 1996 to $239,192,000 in fiscal 2002.

We depend on several large clients for a significant portion of our net revenues. One client, MCI, accounted for 25.8% of our net revenues in fiscal 2002 and 32.5% and 19.6% of our net revenues for the three months ended December 31, 2002 and 2001, respectively. Two additional clients accounted for 11.9% and 13.2%, respectively, of our net revenues during the three months ended December 31, 2002. One client accounted for 13.1% of our net revenues for the three months ended December 31, 2001. Most of our clients are not contractually obligated to continue to use our services at historic levels or at all. If any of these clients were to significantly reduce the amount of services we perform for them, fail to pay us, or were to terminate the relationship altogether, our revenues and business would be harmed.

A significant portion of our net revenues is derived from the telecommunications industry, including local, long-distance and wireless telecommunications companies. While we believe the demand for CRM services within the telecommunications industry will continue to increase, the telecommunications industry is currently facing tremendous competitive pressures that have resulted in deterioration in the financial position and results of operations of certain companies within this sector. We received 47.5% of our net revenues in fiscal 2002 and 56.4% and 35.2% of our net revenue for the three months ended December 31, 2002 and 2001, respectively, from services provided to our telecommunications clients.

We provide inbound and outbound CRM services to MCI under several agreements that last through November 2006. MCI accounted for 25.8% of our net revenues in fiscal 2002 and 32.5% and 19.6% of our net revenues for the three months ended December 31, 2002 and 2001, respectively. On July 21, 2002, WorldCom, the parent company of MCI, announced that it had filed for voluntary relief under Chapter 11 of the United States Bankruptcy Code. While we have continued to provide services to MCI, these events create uncertainty about our future business relationship with MCI, which, if not resolved in a manner favorable to us, could have an adverse impact on our future operating results.

We believe we have adequately reserved for all exposure created as a result of the WorldCom bankruptcy, however, there can be no assurance that additional charges will not be required in the future. At December 31, 2002, we had $11,633,000 in accounts receivable from MCI, of which $7,996,000 were for services provided prior to the date of the WorldCom bankruptcy filing and $3,637,000 were for services provided subsequent to the bankruptcy filing. On January 17, 2003, we sold $3,286,000 of our pre-petition receivables with a carrying value of $1,314,000 to a third party for a cash payment of $1,314,000 that was received on February 3, 2003.

Six of our customer interaction centers provide all or a significant portion of their services to MCI. While we do not presently believe the property and equipment at these customer interaction centers is impaired, a significant decline in the level of services being provided to MCI as a result of the WorldCom bankruptcy filing could result in substantial operating costs being incurred with no related revenues and a significant charge associated with property and equipment impairment. The carrying value of property and equipment at the six customer interaction centers at December 31, 2002 was $14,209,000. Future operating lease commitments for the six customer interaction centers were $19,936,000 at December 31, 2002.

An $868,000 restructuring charge was recorded in the quarter ended December 31, 2000 related to customer interaction center closures. In the quarter ended December 31, 2001, the termination of a customer interaction center lease was settled for $302,000 less than the balance of the lease payments that had been accrued in the quarter ended December 31, 2000, resulting in the reversal of the remaining accrual.

During the quarter ended December 31, 2001, we recorded a $2,123,000 charge associated with the sale of common stock and warrants in October 2001 at a discount to three companies controlled by an existing significant shareholder and family member of one of the Company’s directors as approved by a special committee of the board of directors (see note 10).

Critical Accounting Policies

In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our notes to the consolidated financial statements. We consider the policies discussed below to be critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition—We recognize revenues from CRM services under hourly and performance-based models:

Hourly—Revenue is recognized based on the billable hours of each CRM representative as defined in the client contract. The rate per billable hour charged is based on a predetermined contractual rate, as agreed in the underlying contract. The contractual rate can fluctuate based on certain pre-determined objective performance criteria related to quality and performance. The impact of the performance criteria on the rate per billable hour is continually updated as revenue is recognized. Some clients are contractually entitled to penalties when we are out of compliance with certain obligations as defined in the client contract. Penalties are recorded as a reduction to revenues as incurred based on a measurement of our obligation under the terms of the client contract.

Performance-based—Under performance-based arrangements, we are paid by our customers based on achievement of certain levels of sales or other client-determined criteria specified in the client contract. We recognize performance-based revenue by measuring our actual results against the performance criteria specified in the contracts.

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

The Emerging Issues Task Force (“EITF”) reached a consensus in EITF 00-14, “Accounting for Certain Sales Incentives” (“EITF 00-14”). EITF 00-14 requires that when recognized, the reduction in or refund of the selling price of a product or service resulting from certain sales incentives should be classified as a reduction in revenues. We adopted EITF 00-14, as codified by EITF No. 01-09, “Accounting for Consideration Given By a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” on October 1, 2001.

In connection with the provision of inbound and outbound CRM services to our customers, we incur costs to train our CRM representatives. Training programs relate to both program start-up training in connection with new CRM programs (“Startup Training”) and attrition-related training for existing CRM programs (“Attrition Training”). We may bill some of our customers for the costs incurred under these training programs based on the terms in the contract. Training revenue is integral to CRM revenues being generated over the course of a contract and cannot be separated as a discrete earning process under SEC Staff Accounting Bulletin No. 101. As a result, all training revenues are deferred. Startup Training revenues are amortized over the greater of the term of the contract or one year. Attrition Training revenues are amortized over the average employment of a telephone service representative. Direct costs associated with providing Startup Training and Attrition Training, which consist exclusively of salary and benefit costs, are also deferred and amortized over a time period consistent with the deferred training revenues.

Accounting for income taxes—We record estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our consolidated balance sheets, as well as operating loss and tax credit carryforwards. We regularly review our deferred tax assets for recoverability based on historical book and taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.

Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Net Revenues—Net revenues increased $19,082,000 or 32.6% to $77,646,000 in the first quarter of fiscal 2003 from $58,564,000 in the first quarter of fiscal 2002. This increase was the result of the following:

Increased volume from our top five customers	$29,966,000
Decline in business with Provell, Inc.	(2,270,000)
Decline in business volume with four customers in the financial services industry	(6,516,000)
Other, net	(2,098,000)

$19,082,000

The primary driver for the increase in our net revenues was a 34.6% increase in billable hours. While our rate per billable hour increased slightly from 2002 to 2003, this was offset by the deferral of training revenues (see discussion under critical accounting policies). The decline in business volume with Provell, Inc. is due to its May 9, 2002 bankruptcy filing. The decline in business volume with four customers in the financial services industry is due to the timing of telemarketing campaigns and reductions in outsourcing associated with current economic conditions.

Cost of Services—Cost of services increased $12,103,000 or 25.7% to $59,217,000 in the first quarter of fiscal 2003 from $47,114,000 in the first quarter of fiscal 2002. The increase is primarily the result of the increased direct labor and telecommunications costs to support our increased net revenues. As a percentage of net revenues cost of services were 76.3% and 80.5% of net revenues in first quarter of fiscal 2003 and 2002, respectively. This improvement is primarily due to the closure of certain less efficient customer interaction centers in the third quarter of 2002 and an increase in utilization at our customer interaction centers that has resulted in greater leveraging of our operating costs.

Selling, General and Administrative—Selling, general and administrative expenses increased $1,188,000 or 9.9% to $13,145,000 in the first quarter of fiscal 2003 from $11,957,000 in the first quarter of fiscal 2002. The increase is the result of increased infrastructure to support our increased revenue volume. Included in the first quarter of fiscal 2002 was a $2,123,000 charge associated with the sale of common stock and warrants in October 2001 at a discount to three companies controlled by an existing significant shareholder and family member of one of our directors as approved by a special committee of the board of directors (see note 10 of the notes to the condensed consolidated financial statements). Excluding the aforementioned charge, selling, general and administrative expenses increased $3,311,000 or 33.7% in the first quarter of fiscal 2003 from the first quarter of fiscal 2002 and expense levels as a percentage of net revenues were 16.9% and 16.8% in the first quarter of fiscal 2003 and 2002, respectively.

Restructuring Charges—We closed a quality center and recorded a $30,000 charge for future payments associated with the termination of the facility lease and related utility costs during the first quarter of fiscal 2003. An $868,000 restructuring charge was recorded in the first quarter of fiscal 2001 related to call center closures. In the first quarter of fiscal 2002, the termination of a customer interaction center lease was settled for $302,000 less than the balance of the lease payments that had been accrued, resulting in the reversal of the remaining accrual.

Other Expense—The $86,000 and $67,000 in other expense in the first quarter of fiscal 2003 and 2002, respectively, relates entirely to the change in the time value of our foreign currency call options in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We initially entered into foreign currency call options during the first quarter of fiscal 2002, as further discussed in note 12 of the notes to the condensed consolidated financial statements.

Interest Expense—Interest expense increased $43,000 or 5.4% to $837,000 in the first quarter of fiscal 2003 from $794,000 in the first quarter of fiscal 2002. The increase is primarily attributable to higher fees associated with our revolving credit facility.

Income Tax Expense—Due to the magnitude of our losses in 2001 and a number of other factors, it was concluded that the available objective evidence created sufficient uncertainty regarding the realizability of our deferred tax assets and a full valuation allowance was recorded during the third quarter of fiscal 2001. As a result, we had no tax expense or benefit in the first quarter of fiscal 2002. We recorded $40,000 of tax expense in the first quarter of fiscal 2003 related to the alternative minimum tax.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash flow from operations, borrowings under our credit and lease facilities and proceeds from sales of securities in the capital markets. On September 4, 2002, we entered into a three-year, $25,000,000 revolving credit facility (the “Revolver”) with Foothill Capital Corporation (“Foothill”), a wholly owned subsidiary of Wells Fargo & Company. We perform services for Wells Fargo & Company, which amounted to less than 1% of consolidated net revenues for fiscal 2002. There were no amounts outstanding under the Revolver at December 31, 2002.

The Revolver is subject to a Borrowing Base calculation (as defined) based on a percentage of eligible accounts receivable (as defined). Foothill has been granted a continuing security interest in substantially all of our assets. The Revolver contains certain restrictive covenants including a minimum EBITDA requirement (as defined) and places limits on the amount of capital expenditures that can be made by us (excluding capital leases). We were in compliance with all covenants at December 31, 2002. Interest under the Revolver is at Foothill’s prime rate plus 150 basis points (the “Base Rate Margin”) or 5.75% at December 31, 2002. In the event that we achieve certain levels of EBITDA (as defined) during our fiscal years, beginning with the fiscal year ended September 30, 2002, we are eligible for a reduction in the Base Rate Margin. Where EBITDA for the immediately preceding fiscal year exceeds $25,000,000 we have the option to have interest on all or a portion of the advances under the Revolver charged at a rate of interest equal to LIBOR plus 275 basis points. We were not eligible for this option based on our fiscal 2002 operating results. Outstanding borrowings under the Revolver are guaranteed by our subsidiaries.

We incurred significant losses in fiscal 2002 and 2001 primarily as a result of bad debt expenses, restructuring charges to close inefficient sites and underutilization of our capacity. Management has developed a business plan to achieve profitability during fiscal year 2003. The business plan includes increasing capacity utilization rates, migrating revenues from more volatile outbound telemarketing to inbound CRM services and lowering cost of services. Our ability to meet our financial obligations and make planned capital expenditures will depend on our future operating performance, which will be subject to financial, economic and other factors affecting our business and operations, including factors beyond our control. We had positive working capital of $3,094,000 at December 31, 2002 and $6,796,000 in borrowing capacity under the Revolver based on our Borrowing Base at December 31, 2002. Management believes that available cash and cash equivalents, together with expected cash flows from operations and availability under our Revolver, will be sufficient to fund our future operations and other cash requirements through at least 2003. However, there can be no assurance that our business plan will be achieved, that we will achieve profitability during 2003 or that additional financing will not be required in the future.

Net cash provided by operating activities was $11,186,000 in the first quarter of fiscal 2003 compared to $1,972,000 in the first quarter of fiscal 2002. The improvement in operating cash flow was primarily due to the $5,357,000 improvement in our operating results, the lapsing of restrictions associated with $1,000,000 that was securing an outstanding letter of credit at September 30, 2002 and other changes in operating assets and liabilities.

Our net cash used in investing activities was $1,985,000 in the first quarter of fiscal 2003 compared to $1,286,000 in the first quarter of fiscal 2002. Investing activities for the first quarter of fiscal 2003 consisted almost entirely of capital expenditures that will continue to be required in connection with the growth of our CRM operations. We anticipate capital expenditures of approximately $8,200,000 in fiscal 2003. Investing activities for the first quarter of fiscal 2002 also includes a cash outflow associated with the issuance of employee notes of $790,000 as further discussed in note 10 of the notes to the condensed consolidated financial statements.

We used $5,246,000 for financing activities in the first quarter of fiscal 2003 compared with $2,564,000 in the first quarter of fiscal 2002. The increase in the use of cash was due primarily to the repayment of $3,546,000 under the Revolver. In the first quarter of fiscal 2002 we borrowed $3,681,000 under our credit facility.

During the three months ended December 31, 2002, we entered into a note payable with the landlord of one of our customer interaction centers for $600 Canadian dollars ($380 US dollars at December 31, 2002) to finance leasehold improvements. The note bears interest at 8% and is payable monthly through December 2007.

On December 21, 2000, RMH Telerservices International Inc. issued an $800 Canadian dollar note (approximately $507 U.S. dollars). The funds were used to construct a customer interaction center. The note bears interest at 6%, is payable monthly and matures in 2006. The outstanding balance on the note was $347 at December 31, 2002 and has been guaranteed by RMH Teleservices, Inc.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted SFAS No. 143 on October 1, 2002, which had no impact on our consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. We adopted SFAS No. 144 on October 1, 2002, which had no impact on our consolidated financial position or results of operations.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. This guidance does not apply to certain guarantee contracts, such as those issued by insurance companies or for a lessee’s residual value guarantee embedded in a capital lease. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations would not apply to product warranties or to guarantees accounted for as derivatives.

The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. We adopted the disclosure requirements of FIN 45 in the quarter ended December 31, 2002, which had no impact on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation” (“SFAS No. 148”). This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual periods ended after December 15, 2002 and interim periods beginning after December 15, 2002. We do not expect the adoption of SFAS No. 148 to impact our consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk—We have exposure to changing interest rates and are not currently engaged in hedging activities to mitigate this risk. Interest on the variable rate debt outstanding under the Revolver bears interest at Foothill’s prime rate plus 150 basis points. No amounts were outstanding under the Revolver at December 31, 2002. At our current borrowing level under the Revolver, a 1% change in the interest rate will have an effect of $0 on our interest expense on an annual basis. Our obligations under capital leases represent fixed rate indebtedness with rates ranging from 6.1% to 11.0%. We had $15,247,000 in long-term capital lease obligations outstanding at December 31, 2002. While changes in prevailing interest rates will not impact the amounts of expense we record, we are at risk with respect to future declines in rates.

Foreign currency exchange rate risk—We are exposed to foreign currency fluctuation relating to our Canadian subsidiary, RMH Teleservices International Inc. (“RMH International”). In order to partially hedge our cash flow economic exposure in Canada, in November 2001 we entered into a collar arrangement with a commercial bank for a series of puts and calls for a fixed amount of Canadian dollars (the “Collar”). Under this arrangement we had the option to purchase $3,000,000 Canadian dollars at a fixed rate in two-week intervals covering 52 weeks in the event the exchange rate dropped below a set minimum or “floor” rate. Conversely, we were required to sell the same amount of Canadian dollars to the bank if the exchange rate were to increase above a set maximum or “ceiling” rate. As a result of this arrangement, our foreign currency risk for the fixed amount outside the collar was eliminated. We designated the Collar as a cash flow hedge and recorded it at its estimated fair value. Changes in the time value component of the Collar were excluded from the measurement of hedge effectiveness and are reported directly in earnings.

The Collar expired in November 2002, at which time we entered into a series of call options to buy $2,000,000 Canadian dollars every two weeks through May 2003 (the “Options”). Under this arrangement, we have the option to purchase a fixed amount of Canadian dollars at a fixed rate in two-week intervals. We made a $162 up-front payment in connection with the Options, which have been designated as a cash flow hedge. Changes in the time value component of the Options were excluded from the measurement of hedge effectiveness and are reported directly in earnings. During the three-months ended December 31, 2002, we incurred $68,000 in losses related to the time value of the Options that is reflected as other expense in the accompanying condensed consolidated financial statements. The fair value of the Options at December 31, 2002 is $94,000 and is included in prepaid expense and other current assets in the accompanying condensed consolidated balance sheets.

ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this report (the “Evaluation Date”) and, based on that evaluation, concluded that, as of the Evaluation Date, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that are required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

Since the Evaluation Date, there have not been any significant changes to our internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have from time to time become involved in litigation incidental to our business activities. However, we are not currently subject to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

a.	None.

b.	None.

c.	None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

See attached.

b.	Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ John A. Fellows John A. Fellows	Director and Chief Executive Officer (Principal Executive Officer)	February 14, 2003

/s/ J. Scot Brunke J. Scot Brunke	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2003

/s/ Andrew I. Bronstein Andrew I. Bronstein	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 14, 2003

CERTIFICATION

I, John A. Fellows, Chief Executive Officer of RMH Teleservices, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RMH Teleservices, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure control procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 14, 2003

Signed:	/s/ John A. Fellows

Name:	John A. Fellows

Title:	Chief Executive Officer

CERTIFICATION

I, J. Scot Brunke, Chief Financial Officer of RMH Teleservices, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RMH Teleservices, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure control procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 14, 2003

Signed:	/s/ J. Scot Brunke

Name:	J. Scot Brunke

Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

10.1	Waiver and Consent Under Loan and Security Agreement between the Company and Foothill Capital Corporation

Dated January 20, 2003

*10.2	First Amended and Restated Call Center Services Agreement Between MCI WORLDCOM Communications, Inc.

and RMH Teleservices Inc.

99.1	Certification Pursuant of Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission.