Form 10-Q
period 2003-03-31
RMH TELESERVICES INC
filed 2003-05-14
CIK 1017958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 13,804,830 shares of common stock outstanding as of May 8, 2003.

RMH TELESERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RMH TELESERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2003	September 30, 2002
Assets
Current assets:
Cash and cash equivalents	$2,584	$1,390
Restricted cash	50	1,000
Accounts receivable, net of allowance for doubtful accounts of $4,425 and $5,490, respectively	30,412	30,408
Other receivables	1,519	750
Refundable income taxes	—	54
Prepaid expenses and other current assets	3,487	2,693
Assets held-for-sale	600	—

Total current assets	38,652	36,295

Property and equipment, net	48,658	52,898
Other assets	8,404	7,348

Total assets	$95,714	$96,541

Liabilities and shareholders’ equity
Current liabilities:
Credit facility	$—	$3,546
Current portion of obligation under capital leases	10,357	10,393
Current portion of notes payable	179	98
Accounts payable	7,532	7,570
Accrued expenses and other current liabilities	20,465	16,580

Total current liabilities	38,533	38,187

Long-term liabilities:
Notes payable	557	272
Obligation under capital leases	13,289	17,351
Other long-term liabilities	12,139	9,842

Total long-term liabilities	25,985	27,465

Shareholders’ equity
Preferred stock, $1.00 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized, 13,804,830 and 13,740,990 shares issued and outstanding, respectively	84,102	83,878
Common stock warrants	6,736	6,736
Deferred compensation	(716)	(1,231)
Accumulated deficit	(58,962)	(58,546)
Accumulated other comprehensive income	36	52

Total shareholders’ equity	31,196	30,889

Total liabilities and shareholders’ equity	$95,714	$96,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

RMH TELESERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
		As Restated (See Note 15)		As Restated (See Note 15)
Net revenues	$73,736	$59,280	$151,382	$117,844

Operating expenses:
Cost of services	63,648	46,371	122,865	93,485
Selling, general and administrative	12,136	11,284	24,254	23,161
Provision for losses on receivables	12	3,051	1,039	3,131
Impairment and restructuring charges	1,919	—	1,949	(302)

Total operating expenses	77,715	60,706	150,107	119,475

Operating income (loss)	(3,979)	(1,426)	1,275	(1,631)

Other expense	(94)	(150)	(180)	(217)
Interest income	15	13	30	28
Interest expense	(704)	(762)	(1,541)	(1,556)

Loss before income taxes	(4,762)	(2,325)	(416)	(3,376)

Income tax benefit	40	—	—	—

Net loss	$(4,722)	$(2,325)	$(416)	$(3,376)

Basic loss per common share	$(0.35)	$(0.18)	$(0.03)	$(0.26)

Diluted loss per common share	$(0.35)	$(0.18)	$(0.03)	$(0.26)

Shares used in computing basic loss per common share	13,601	13,183	13,542	13,047

Shares used in computing diluted loss per comon share	13,601	13,183	13,542	13,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

RMH TELESERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended March 31,
	2003	2002
		As Restated (See Note 15)
Operating activities:
Net loss	$(416)	$(3,376)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Impairment and restructuring charges	1,949	(302)
Discount on common stock issuance	—	2,123
Stock-based compensation	—	117
Gain on disposal of fixed assets	(74)	—
Amortization of deferred compensation	405	463
Amortization of sales incentives	1,824	632
Depreciation and amortization	7,459	6,582
Changes in operating assets and liabilities-
Accounts receivable	4	1,632
Prepaid expenses and other current assets	(798)	(1,559)
Refundable income taxes	54	674
Other assets	(2,754)	(8,099)
Accounts payable, accrued expenses and other current liabilities	2,682	1,921
Other liabilities	2,220	(972)

Net cash provided by (used in) operating activities	12,555	(164)

Investing activities:
Capital expenditures	(3,928)	(5,145)
Proceeds from sale of assets	15	—
Issuance of employee notes	—	(790)

Net cash used in investing activities	(3,913)	(5,935)

Financing activities:
Restricted cash	950	—
(Repayment of) proceeds from line of credit	(3,545)	7,204
Repayment of related-party note	—	(5,000)
Proceeds from (repayments of) notes payable	354	(50)
Capital lease payments	(5,554)	(4,657)
Proceeds from issuance of common stock and warrants	—	1,750
Exercise of common stock options	334	625
Capital contributions	—	12

Net cash used in financing activities	(7,461)	(116)

Effect of exchange rate changes	13	74

Net increase (decrease) in cash and cash equivalents	1,194	(6,141)

Cash and cash equivalents, beginning of period	1,390	6,346

Cash and cash equivalents, end of period	$2,584	$205

The accompanying notes are an integral part of these condensed consolidated financial statements.

RMH TELESERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2003

(unaudited)

(in thousands except share amounts)

	Preferred Stock		Common Stock		Common Stock Warrants	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, September 30, 2002	—	$—	13,740,990	$83,878	$6,736	$(1,231)	$(58,546)	$52	$30,889
Comprehensive income:
Net loss	—	—	—	—	—	—	(416)	—	(416)
Change in fair value of cash flow hedge	—	—	—	—	—	—	—	256	256
Foreign currency translation adjustment	—	—	—	—	—	—	—	(272)	(272)

Total comprehensive loss	—	—	—	—	—	—	(416)	(16)	(432)
Exercise of common stock options	—	—	80,507	334	—	—	—	—	334
Forfeiture of restricted stock	—	—	(16,667)	(110)	—	110	—	—	—
Amortization of deferred compensation	—	—	—	—	—	405	—	—	405

Balance, March 31, 2003	—	$—	13,804,830	$84,102	$6,736	$(716)	$(58,962)	$36	$31,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

RMH TELESERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Dollars in thousands, except share and per-share data unless otherwise indicated)

1. Basis of Presentation

The Company (as defined below) is a provider of outsourced customer relationship management (“CRM”) services. Founded in 1983, the Company is headquartered in Newtown Square, Pennsylvania, and as of March 31, 2003, operated over 8,000 workstations within a network of 17 customer interaction centers in the United States and Canada and 144 workstations which are managed by a third party in India. Upon completion of the restructuring plan initiated during the second quarter of fiscal 2003, as further discussed in Note 7, the Company’s network will consist of over 7,500 workstations within a network of 14 customer interaction centers and 144 workstations which are managed by a third party in India. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows. Operating results for the three and six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The Company may experience quarterly variations in net revenues and operating income (loss) as a result of the timing of clients’ telemarketing campaigns, the commencement and expiration of contracts, the amount of new business generated, the timing of additional selling, general and administrative expenses to acquire and support such new business and changes in the revenue mix among various customers. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

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

In prior periods, the Company’s provision for losses on receivables was included in selling, general and administrative expense in the consolidated statement of operations. In the current quarter, the Company began reflecting the provision for losses on receivables as a separate line item. The provision for losses on receivables has been reclassified as a separate line item for all prior periods presented in the accompanying condensed consolidated statements of operations to conform with the current period presentation.

2. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 on October 1, 2002, which had no impact on its consolidated financial position, results of operations or disclosures.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted SFAS No. 144 effective October 1, 2002. See Note 7, Corporate Restructuring.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement eliminates the required classification of gain or loss on extinguishment of debt as an extraordinary item of income and states that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations.” This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Company adopted the provisions of SFAS No. 145 during 2002, which had no impact on its consolidated financial position, results of operations or disclosures.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity’s commitment to an exit plan. The Company adopted the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. See Note 7, Corporate Restructuring.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation.” This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company has adopted the disclosure-only provisions of SFAS No. 148 and will continue to account for stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The adoption of SFAS No. 148 had no impact on the Company’s financial position or results of operations. Had the Company recognized compensation cost for its stock option plan consistent with the provision of SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share would have been as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net loss as reported	$(4,722)	$(2,325)	$(416)	$(3,376)
Add: Stock-based employee compensation expense included in net loss net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(778)	(332)	(1,380)	(610)

Pro forma net loss	$(5,500)	$(2,657)	$(1,796)	$(3,986)

Loss per share:
Basic—as reported	$(0.35)	$(0.18)	$(0.03)	$(0.26)

Basic—pro forma	(0.40)	(0.20)	(0.13)	(0.31)

Diluted—as reported	$(0.35)	$(0.18)	$(0.03)	$(0.26)

Diluted—pro forma	(0.40)	(0.20)	(0.13)	(0.31)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted the disclosure requirements of FIN 46 in its quarter ended March 31, 2003, which had no impact on its consolidated financial position, results of operations or disclosures. The Company expects that the adoption of the consolidation requirements of FIN 46 in the fourth quarter of 2003 will have no impact on its financial position, results of operations or disclosures.

3. Operations and Financing

The Company incurred significant losses in fiscal 2002 and 2001 and the second quarter of fiscal 2003 primarily as a result of bad debt expenses, impairment and restructuring charges, a charge associated with projected minimum purchase requirements under agreements with telephone long distance carriers (see Note 8) related to the migration from outbound to inbound CRM services, and underutilization of capacity. As of the March 31, 2003, management believes that it has addressed its capacity issues through the site closures discussed in Note 7 and that its current business plan, which assumes that the Company will continue to provide services to MCI (as defined and discussed in Note 4), will result in profitability for fiscal 2003. The Company’s ability to meet its financial obligations and make planned capital expenditures will depend on its future operating performance, which will be subject to financial, economic and other factors affecting the business and operations of the Company, including factors beyond its control. Management believes that available cash and cash equivalents, together with expected cash flows from operations and availability under its credit facility, will be sufficient to fund its future operations and other cash requirements through at least 2003. However, there can be no assurance that the business plan will be achieved, that the Company will achieve profitability during 2003 or that additional financing will not be required in the future.

4. Major Clients and Concentration of Credit Risk

The Company is dependent on several large clients for a significant portion of net revenues. The loss of one or more of these clients, or an inability to collect amounts owed by such clients, could have a material adverse effect on the financial position and results of operations of the Company. Further, a significant portion of the Company’s net revenues is derived from the telecommunications industry, including local, long-distance and wireless telecommunications companies. The telecommunications industry is currently facing tremendous competitive pressures that have resulted in the deterioration in the financial position and results of operations of certain companies within this sector. For the six months ended March 31, 2003 and 2002, 57.7% and 39.0%, respectively, of the Company’s net revenues were derived from the telecommunications industry.

The following table summarizes the percent of net revenues from each client that represented at least 10% of net revenues for the three and six months ended March 31, 2003 and 2002 and related accounts receivable as of March 31, 2003 for those clients that were at least 10% of net revenues for the three or six months ended March 31, 2003:

	Percentage of Net Revenues:				Accounts receivable at March 31, 2003
	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
MCI	35.8%	19.7%	34.1%	19.6%	$9,528
Nextel	12.7%	12.4%	12.3%	10.1%	3,599
UPS	11.8%	*	12.5%	*	2,086
Microsoft	10.0%	14.1%	*	13.6%	5,001
Aegon	*	13.1%	*	11.3%	*

*	Less than 10% of net revenues for the three and six month periods ended March 31, 2003.

The Company provides inbound and outbound CRM services to MCI WORLDCOM Communications, Inc. and MCI WORLDCOM Network Services, Inc. (collectively, “MCI”), a division of WorldCom, Inc. (“WorldCom”), under several agreements that last through November 2006. MCI accounted for 34.1% and 19.6% of the Company’s net revenues for six months ended March 31, 2003 and 2002, respectively. On July 21, 2002, WorldCom announced that it had filed for voluntary relief under Chapter 11 of the United States Bankruptcy Code. While the Company has continued to provide services to MCI, these events create uncertainty about the Company’s future business relationship with MCI, which, if not resolved in a manner favorable to the Company, could have a significant adverse impact on the Company’s future operating results and liquidity. In the event that the Company’s business relationship with MCI were to terminate, the Company’s contracts with MCI call for certain wind-down periods, as defined, during which time the Company would seek new business volume. However, replacing lost MCI business volume is subject to significant uncertainty, could take substantially longer than the wind-down periods, and would be dependent on a variety of factors which management of the Company cannot predict at this time.

Management believes that it has adequately reserved for all exposure created as a result of the WorldCom bankruptcy, however, there can be no assurance that additional charges will not be required in the future. At March 31, 2003, the Company had $9,528 in accounts receivable from MCI, of which $4,577 were for services provided prior to the date of the WorldCom bankruptcy filing (the “Pre-Petition Receivables”) and $4,951 were for services provided subsequent to the bankruptcy filing. The Company’s reserve against the Pre-Petition Receivables was $2,746, or 60%, at March 31, 2003. On January 17, 2003, the Company sold $3,286 of the Pre-Petition Receivables to a third party for a cash payment of $1,314 that was received on February 3, 2003. No charge was recorded in connection with the sale of the receivables.

Six of the Company’s customer interaction centers provide all or a significant portion of their services to MCI. While management does not presently believe the property and equipment at these customer interaction centers is impaired, a decline in the level of services being provided to MCI as a result of the WorldCom bankruptcy filing could result in the Company incurring substantial operating costs with no related revenues and a significant charge associated with property and equipment impairment. The carrying value of property and equipment at the six customer interaction centers at March 31, 2003 was $13,983. Future operating lease commitments for the six customer interaction centers was $19,123 at March 31, 2003.

On April 1, 2003, all contracts with MCI for the provision of third party verification services were assigned to an unrelated third party (the “Assignee”) effective April 27, 2003. For the six months ended March 31, 2003 and 2002, these contracts accounted for $3,137 and $6,208, respectively, of the Company’s consolidated net revenues. The Company entered into an agreement with the Assignee effective April 27, 2003 under which up to 250 seats in one of its customer interaction centers will be subleased to the Assignee (the “Sublease Agreement”) for $95 per month. The Assignee has the option to reduce the number of seats being leased in 50 seat increments by providing 60 days notice. Each 50-seat reduction results in a decrease in the monthly sublease payment of $19 per month. The Sublease Agreement expires on April 27, 2006 and may be terminated by either party with 30 days written notice. Revenue from the Sublease Agreement will be reflected in results of operations as a reduction of operating expenses to the extent of the Company’s related sublease operating expenses with the landlord. Any excess of sublease revenues over sublease expenses resulting from the Sublease Agreement will be included in other income.

The Company had previously made up-front cash payments and non-cash incentives to MCI in connection with the third party verification contracts assigned. The remaining carrying value of these intangible assets at March 31, 2003 was no longer recoverable by the Company due to the assignment of the contracts and a charge of $1,326 was recorded as a reduction of consolidated net revenues in the accompanying statements of operations in accordance with the provision of EITF No. 01-09, “Accounting for Consideration Given By a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

In March 2003, the Company sold a voice response unit application to the Assignee in exchange for a $500, non-interest bearing note. The note is payable to the Company in 12 monthly installments commencing in June 2003. The Company recorded a gain in selling, general and administrative expense equal to the present value of the note of $473 and interest income will be imputed until the note matures in May 2004. The Company originally acquired the voice response unit application to provide third party verification services to MCI. In the third quarter of 2002, a $745 charge was recorded in selling, general and administrative expense to write off the remaining carrying value of the voice response unit application since its carrying value was determined to be not recoverable due to the WorldCom bankruptcy filing.

5. Supplemental Cash Flow Information

Cash paid for interest and income taxes for the six months ended March 31, 2003 and 2002 was as follows:

	2003	2002
Interest	$1,651	$1,675
Income taxes	82	219

The Company entered into capital lease obligations of $384 and $636 during the six months ended March 31, 2003 and 2002, respectively.

6. Property and Equipment

During the three and six months ended March 31, 2003, the Company recorded charges of $242 and $168, respectively, to write off the net book value of software developed for internal use. The software written off was utilized to provide services in connection with certain client relationships that were terminated during the period.

7. Corporate Restructuring

During the quarter ended March 31, 2003, the Company commenced a plan to close three customer interaction centers in the United States. An impairment charge of $1,919 was recorded for the amount by which the carrying amount of the property and equipment at these customer interaction centers exceeded fair value. The Company plans to sell certain of the property and equipment to a third party for $600. These assets have been classified as held-for-sale in the accompanying condensed consolidated balance sheets. The third party purchasing the equipment also plans to purchase one of the customer interaction centers the Company is closing which will allow the Company to terminate its existing lease agreement with the current owner. While management believes that it is unlikely, in the event that the third party is unable to consummate the lease, it could result in a charge to write-off the $600 of assets held-for-sale and the need to record charges for contract termination costs associated with future lease payments and a potential refund of an incentive payment from a local government subsequent to the quarter ended March 31, 2003. The Company anticipates that during the third quarter of fiscal 2003, it will record contract termination costs of $537, one-time termination benefits of $351, and other associated costs of $375. The impairment charge of $1,919 recorded in the second quarter of 2003 and the anticipated contract termination, one-time termination benefits and other costs relate to the Company’s outbound segment.

During the three months ended December 31, 2002 the Company closed a quality center and recorded a $30 charge for future payments associated with the termination of the facility lease and related utility costs.

During the quarter ended June 30, 2002, the Company recorded a $4,607 restructuring charge in connection with a plan designed to reduce its cost structure by closing six customer interaction centers, resulting in the abandonment of fixed assets and a reduction in workforce. No severance was paid to employees in connection with this restructuring. In the fourth quarter of 2002, the restructuring charge was adjusted by $572 since alternative uses were found for certain assets that were previously written off. The restructuring plan was completed in 2002. The restructuring costs include customer interaction center closure costs, which are the estimated costs for closing the customer interaction centers, including obligations under signed real estate lease agreements and the write-off of leasehold improvements and certain fixed asset balances. An $868 restructuring charge was recorded in the quarter ended December 31, 2000 related to call center closures. In the quarter ended December 31, 2001, the termination of a customer interaction center lease was settled for $302 less than the balance of the lease payments that had been accrued in the quarter ended December 31, 2000, resulting in the reversal of the remaining accrual and a reduction in impairment and restructuring charges in the accompanying statement of operations.

Restructuring activity during the six months ended March 31, 2003 is summarized as follows:

	Accrual at September 30, 2002	Restructuring Charge	Other	Cash Payments	Non-Cash Items Expensed Immediately	Accrual at March 31, 2003
March 2003 planned site closures	$—	$1,919	$—	$—	$(1,919)	$—
June 2002 site closures	1,413	30	(156)	(591)	—	696

	$1,413	$1,949	$(156)	$(591)	$(1,919)	$696

At March 31, 2003, the remaining accrual of $696 related primarily to obligations under signed real estate lease agreements. The $156 in other adjustments during the six months ended March 31, 2003 represents a balance sheet reclassification to reduce the carrying value of property and equipment that had been impaired in connection with the June 2002 restructuring.

In fiscal 2002 and the second quarter of fiscal 2003, the Company also incurred severance costs of $1,114 and $260, respectively, in connection with a workforce reduction and other employee terminations at its corporate offices that are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. At March 31, 2003, $367 is included in accrued expenses in the accompanying consolidated balance sheet for future severance payments. Severance had been fully paid to all but one employee as of March 31, 2003.

8. Accrued Expenses and Other Liabilities

The Company’s accrued expenses and other current liabilities were composed of the following:

	March 31, 2003	September 30, 2002
Payroll and related benefits	$11,146	$8,156
Telecommunications expense	3,754	498
Deferred revenue	1,936	2,839
Other	3,629	5,087

	$20,465	$16,580

The Company has entered into agreements with its telephone long distance carriers that are subject to annual minimum purchase requirements. For certain agreements, the Company is projecting that it will fail to meet the annual minimum purchase requirements. These projected shortfalls arose during the second quarter of fiscal 2003 primarily as a result of the site closures discussed in Note 7 and the decline in the amount of outbound CRM services provided by the Company. The Company recorded an accrual of $2,322 in the second quarter of 2003 for the obligations related to the total projected volume shortfall through the termination dates of the contracts. Management is currently negotiating with the telephone long distance carriers and expects that it will reach a settlement with these providers during fiscal 2003. The Company also recorded an accrual of $520 during the second quarter of fiscal 2003 upon the resolution of a billing dispute with one of its telecommunication vendors.

The Company’s other long-term liabilities were composed of the following:

	March 31, 2003	September 30, 2002
Deferred rent payments	$465	$1,540
Deferred revenue, training	6,973	3,848
Deferred revenue, other	4,309	4,223
Other	392	231

	$12,139	$9,842

9. Indebtedness

During the three months ended December 31, 2002, the Company entered into a note payable with the landlord of one of its customer interaction centers for $600 Canadian dollars ($408 U.S. dollars at March 31, 2003) to finance leasehold improvements. The note bears interest at 8% and is payable monthly through December 2007. The outstanding balance on the note at March 31, 2003 was $391.

On December 21, 2000, RMH International issued an $800 Canadian dollar note (approximately $507 U.S. dollars). The funds were used to construct a customer interaction center. The note bears interest at 6%, is payable monthly and matures in 2006. The outstanding balance on the note was $345 U.S. dollars at March 31, 2003 and the Company has guaranteed payment on this note.

On September 4, 2002, the Company entered into a three-year, $25,000 revolving credit facility (the “Revolver”) with Foothill Capital Corporation (“Foothill”), a wholly-owned subsidiary of Wells Fargo & Company. The Company performs services for Wells Fargo & Company, which amounted to less than 1% of consolidated net revenues for the year ended September 30, 2002 and for the three and six months ended March 31, 2003.

The Revolver is subject to a borrowing base (as defined) calculation based on a percentage of eligible accounts receivable (as defined). Based on the Company’s borrowing base, as of March 31, 2003, it could borrow up to $4,660 under the Revolver. Foothill has been granted a continuing security interest in substantially all of the Company’s assets. The Revolver contains certain restrictive covenants including a minimum EBITDA requirement (as defined) and places limits on the amount of capital expenditures that can be made by the Company (excluding capital leases). The Company was in compliance with all covenants at March 31, 2003. Interest under the Revolver is at Foothill’s prime rate plus 150 basis points (the “Base Rate Margin”) or 5.75% at March 31, 2003. In the event that the Company achieves certain levels of EBITDA (as defined) during its fiscal years, beginning with the fiscal year ended September 30, 2002, the Company is eligible for a reduction in the Base Rate Margin. Where EBITDA for the immediately preceding fiscal year exceeds $25,000, the Company has the option to have interest on all or a portion of the advances under the Revolver charged at a rate of interest equal to LIBOR plus 275 basis points. The Company was not eligible for this option based on its 2002 operating results. There were no amounts outstanding under the Revolver at March 31, 2003.

Outstanding borrowings under the Revolver are guaranteed by the Company’s Subsidiaries.

Amounts initially borrowed under the Revolver were used to pay down the Company’s credit facility (the “Credit Facility”) with PNC Bank, National Association (“PNC”). The Company leases certain property and equipment from an affiliate of PNC under the terms of a separate master lease agreement (“Master Lease”). Under the terms of the Master Lease, the restrictive covenants in the Credit Facility became incorporated into the provisions of the Master Lease upon termination of the Credit Facility in September 2002. The Company entered into a separate agreement with PNC under which PNC agreed not to enforce any of the financial covenants that became incorporated into the provisions of the Master Lease until March 1, 2003. In the event the Master Lease was still in effect at March 1, 2003, PNC agreed to permanently waive the covenants when the Company pledged and delivered cash collateral of $1,000. Under the terms of a separate agreement, PNC waived any covenant violations and the requirement that the Company deliver cash collateral until April 3, 2003. The Company provided PNC with $1,000 in cash collateral on April 3, 2003 and the covenants were permanently waived.

10. Shareholders’ Equity

On October 26, 2001, three companies controlled by an existing significant shareholder and family member of one of the Company’s directors acquired 217,804 shares of common stock for a purchase price per share of $9.64 with warrants to purchase an additional 72,601 shares of common stock as approved by a special committee of the board of directors, generating net cash proceeds of $1,750. Additional warrants to purchase 10,890 shares of common stock were also issued to the respective investors to cover a portion of the transaction costs. The warrants have an exercise price of $12.00 per share and expire in 2006. Based on the Company’s closing stock price of $14.83 on October 25, 2001, the acquiring shareholders received a total discount of $1,139 on the transaction. The fair value of the 83,491 warrants issued was calculated as $984 using a Black-Scholes option pricing model based on the following assumptions: weighted-average risk-free interest rate of 3.89%; expected weighted-average life of 5.0 years; dividend yield of zero; and volatility of 104.5%. The weighted-average grant-date fair value of the warrants was $11.79. The stock discount and fair value of the warrants issued resulted in a total charge of $2,123 which is reflected in selling, general and administrative expense in the accompanying condensed consolidated statements of operations for the six months ended March 31, 2002.

Under the terms of the Company’s 2001 Stock Award Plan (the “Restricted Plan”), the Company is permitted to provide a loan to the grantee of a restricted stock award for the grantee’s tax liability under a valid election under Section 83(b) of the Internal Revenue Code. The Company granted $790 in loans in December 2001. The loans are secured by the restricted common stock held by the employees and provide for personal recourse against the assets of each of the employees. Interest on each loan accrues at a variable rate which is adjusted as required to equal the then-current prime rate of interest as published by The Wall Street Journal and is due and payable annually commencing on December 15, 2002. The loans are due November 30, 2010 unless (i) a portion of the shares are sold in which case a pro-rata portion of the proceeds must be used to repay the 83(b) loans; or (ii) the grantee resigns, leaves the employment of the Company, or is terminated in which case the loan is due 12 months after the employment terminates. At March 31, 2003, $598 remained outstanding under these 83(b) loans and is included in other assets in the accompanying balance sheet.

In March 2003, 16,667 shares of unvested restricted stock were forfeited by a former employee and the remaining $110 of unamortized deferred compensation associated with these shares was reversed through a reduction in common stock.

11. Loss per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations (share amounts are in thousands).

	Three Months Ended March 31, 2003
	Loss (numerator)	Shares (denominator)	Per share amount
Basic loss per common share:
Net loss	$(4,722)	13,601	$(.35)

Effect of dilutive securities:
Stock warrants	—	—
Stock options	—	—
Restricted stock	—	—

Diluted loss per common share:
Net loss and assumed conversions	$(4,722)	13,601	$(.35)

	Three Months Ended March 31, 2002
	Loss (numerator)	Shares (denominator)	Per share amount
Basic loss per common share:
Net loss	$(2,325)	13,183	$(.18)

Effect of dilutive securities:
Stock warrants	—	—
Stock options	—	—
Restricted stock	—	—

Diluted loss per common share:
Net loss and assumed conversions	$(2,325)	13,183	$(.18)

	Six Months Ended March 31, 2003
	Loss (numerator)	Shares (denominator)	Per share amount

Basic income per common share:
Net loss	$(416)	13,542	$(.03)

Effect of dilutive securities:
Stock warrants	—	—
Stock options	—	—
Restricted stock	—	—

Diluted income per common share:
Net income and assumed conversions	$(416)	13,542	$(.03)

	Six Months Ended March 31, 2002
	Loss (numerator)	Shares (denominator)	Per share amount
Basic loss per common share:
Net loss	$(3,376)	13,047	$(.26)

Effect of dilutive securities:
Stock warrants	—	—
Stock options	—	—
Restricted stock	—	—

Diluted loss per common share:
Net loss and assumed conversions	$(3,376)	13,047	$(.26)

The following potential common shares were not included in the computation of diluted loss per share as the effect would have been antidilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Common stock options	579,630	710,114	612,305	769,447
Unvested restricted common shares	70,498	235,289	96,795	290,374
Common stock warrants	—	288,172	—	272,071

	650,128	1,233,575	709,100	1,331,891

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

The Collar expired in November 2002 at which time the Company entered into a series of call options to buy $2,000 Canadian dollars every two weeks through May of 2003 (the “Options”). Under this arrangement the Company has the option to purchase a fixed amount of Canadian dollars at a fixed rate in two-week intervals. The Company made a $162 up-front payment in connection with the Options, which have been designated as a cash flow hedge. Changes in the time value component of the Options were excluded from the measurement of hedge effectiveness and are reported directly in earnings. The fair value of the Options at March 31, 2003 is $256 and is recorded in prepaid expenses and other current assets and accumulated other comprehensive income in the accompanying condensed consolidated balance sheet. The exercise of the Options are anticipated to result in the reclassification of the $256 included in accumulated other comprehensive income into earnings during the third quarter of fiscal 2003 as a reduction in cost of services.

During the three and six months ended March 31, 2003 and 2002, the Company incurred the following losses related to the time value of the Collar and the Options which are included in other expense in the accompanying condensed consolidated statements of operations:

	2003	2002
Three months	$94	$150
Six months	180	217

By exercising its rights under the Collar and the Options, the Company was able to purchase Canadian dollars for $331 and $378 less than the market rate during the three and six months ended March 31, 2003, respectively.

13. Business Segments

The Company’s reportable segments using the “management approach” under SFAS No. 131, “Disclosures About Segments of a Business Enterprise and Related Information” consists of two operating segments: Inbound and Outbound.

Commencing with an internal reorganization during the fourth quarter of 2002, the Company’s chief operating decision maker began reviewing the results of operations of the business based on these two segments, each of which has a separate management team. While each of the Company’s customer interaction centers is classified as either inbound or outbound based on the type of service that constitutes the majority of its revenues, centers may provide a mix of both inbound and outbound services. Outbound revenues may be classified as part of the inbound division when they are provided by a customer interaction center that is classified as inbound. Similarly, inbound revenues may be classified as part of the outbound division when they are provided by a customer interaction center that is classified as outbound. A summary of net revenues for the three and six months ended March 31, 2003 and 2002 by type of service, rather than by operating segment, is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Inbound	$44,701	$28,387	$87,443	$54,870
Outbound	29,035	30,893	63,939	62,974

	$73,736	$59,280	$151,382	$117,844

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

Customer interaction centers included in the inbound division provide services consisting primarily of customer service programs, although some outbound acquisition and retention services are also performed. Inbound customer interaction centers also process calls, often placed by the customers of the Company’s clients using toll-free numbers, to a CRM representative for service, order fulfillment or information.

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

The following table summarizes selected financial information related to the Company’s segments for the three and six-month periods ended March 31, 2003 and 2002. The accounting policies of the segments are the same as those of the consolidated organization.

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net Revenues:
Inbound	$50,095	$29,533	$100,929	$51,226
Outbound	23,641	29,747	50,453	66,618

	$73,736	$59,280	$151,382	$117,844

	2003	2002	2003	2002
Operating income (loss):
Inbound	$3,504	$2,566	$12,014	$2,723
Outbound	(7,483)	(3,992)	(10,739)	(4,354)

	$(3,979)	$(1,426)	$1,275	$(1,631)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Depreciation and amortization:
Inbound	$2,733	$1,244	$4,649	$2,508
Outbound	1,000	2,111	2,810	4,074

	$3,733	$3,355	$7,459	$6,582

	2003	2002	2003	2002
Capital expenditures:
Inbound	$1,424	$1,766	$2,448	$1,960
Outbound	511	2,883	1,480	3,185

	$1,935	$4,649	$3,928	$5,145

	March 31, 2003	September 30, 2002
Total assets:
Inbound	$59,654	$48,012
Outbound	36,060	48,529

	$95,714	$96,541

Geographic Information Property and equipment:
United States	$23,009	$28,418
Canada	25,520	24,480
Philippines	129	—

	$48,658	$52,898

The Company’s net revenues during the three and six months ended March 31, 2003 and 2002 were generated predominantly from clients within the United States.

14. Related Party and Certain Other Relationships

As further discussed in Note 10, on October 26, 2001, three companies controlled by an existing significant shareholder and family member of one of the Company’s directors acquired 217,804 shares of common stock along with warrants to purchase an additional 72,601 shares of common stock as approved by a special committee of the board of directors. Additional warrants to purchase 10,890 shares of common stock were also issued to the respective investors to cover a portion of the transaction costs. The common stock and warrants were acquired for a total discount of $2,123 which is reflected in selling, general and administrative expense in the accompanying consolidated statements of operations for the six months ended March 31, 2002.

The Company made full recourse loans to several members of the senior management team to pay the income taxes in connection with an Internal Revenue Code Section 83(b) election (“83(b) Election”) related to restricted stock grants as further discussed in Note 10.

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

The Company entered into a business and financial consulting services agreement with Specialized Teleservices, Inc. (“STI”). STI is a telemarketing company that supplies third party verification services exclusively to MCI. The Company provides STI with services such as business consulting, development of internal financial systems, the identification of telemarketing clients, and assistance in reviewing proposed pricing and contract agreements. As compensation for these services, the Company was entitled to receive 10% of STI’s gross revenues on a monthly basis plus any out-of-pocket expenses incurred. On December 28, 2001, the Company agreed to lower its compensation to 3% of STI’s gross revenues. The agreement with STI is for successive one-year periods and automatically renews yearly unless either party gives written notice of termination to the other party at least 60 days prior to any such automatic renewal date. During the six months ended March 31, 2003 and 2002, the Company recorded revenues of $0 and $116, respectively, for services rendered to STI. STI was incorporated on February 28, 2001 and the Company loaned STI approximately $515 for start-up costs. At March 31, 2003, outstanding principal and interest under the STI loan was $961 and was fully-reserved due to significant uncertainties created by the WorldCom bankruptcy filing. John A. Fellows, the Company’s chief executive officer and a member of the board of directors, is a former member of the Board of Directors of STI.

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

The March 31, 2002 consolidated balance sheet was adjusted to reflect $21,964 in additional property and equipment and $23,035 in capital lease obligations. The consolidated statement of operations for the three months ended March 31, 2002 was adjusted to reflect additional depreciation and interest expense of $1,770 and $548, respectively, and a reduction in lease expense of $2,207. The consolidated statement of operations for the six months ended March 31, 2002 was adjusted to reflect additional depreciation and interest expense of $3,528 and $1,181, respectively, and a reduction in lease expense of $4,426.

Application of SOP 98-1

During 2001 and 2000, the Company capitalized $2,505 and $331, respectively, in payroll, payroll-related costs, and costs of external consultants in connection with the development of internal use software under SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” It was subsequently determined that $551 and $36 of the amounts capitalized in 2001 and 2000, respectively, related to activities that did not result in additional functionality to the Company’s internal use software. In addition, $45 and $1 of the amounts capitalized in 2001 and 2000, respectively, were required to be written off since the software was no longer in use. Previously reported depreciation and amortization expense decreased by $67 and $134, respectively, for the three and six months ended March 31, 2002 and selling, general and administrative expenses increased by $66 and $133, respectively, during the three and six months ended March 31, 2002. Property and equipment at March 31, 2002 was reduced by $521.

Allowance for Doubtful Accounts

The Company had initially recorded $7,014 in bad debt expense for the quarter ended June 30, 2001 and an additional charge of $5,908 in bad debt expense for the quarter ended March 31, 2002 related to BrandDirect Marketing, Inc.’s (“BrandDirect”) accounts receivable. Based on the facts and circumstances that existed at the time of the original charge, it was subsequently determined that all amounts due from BrandDirect should have been written off as of June 30, 2001. Therefore, $5,908 in bad debt expense has been recorded in the quarter ended June 30, 2001 and $5,908 in bad debt expense originally recorded in the quarter ended March 31, 2002 has been reversed.

Tax Valuation Allowance

Management reassessed the available evidence about future taxable income and other possible sources of realization of deferred tax assets and concluded that a full valuation allowance was necessary to reduce the deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized. As a result, the Company’s tax provision was adjusted in the third quarter of 2001 from a tax benefit of $4,669 to a tax benefit of $752. The consolidated balance sheet as of March 31, 2002 was restated to reverse a $6,838 net deferred tax asset and the consolidated results of operations for the three and six months ended March 31, 2002 were restated to reverse tax benefits of $3,168 and $2,571, respectively.

Other Adjustments

The Company recorded certain property and equipment subsequent to the date it had assumed risk of loss. This resulted in an understatement of property and equipment and depreciation expense as of and for the years ended September 30, 2001 and 2000. In addition, it was determined that other accounting adjustments were required which resulted in a decrease in the previously reported net loss for 2001 and a decrease in the Company’s previously reported net income for 2000. These adjustments primarily included the recording of the issuance of restricted shares to certain executive officers in 2001 using a measurement date that was prior to the date certain contingencies were resolved and recording a government incentive in 1999 as a reduction of salary expense that should have been recorded as a reduction of salary expense over the life of the agreement, which is a four-year period. These adjustments resulted in an increase in property and equipment of $132 at March 31, 2002. For the three months ended March 31, 2002, these adjustments result in a decrease in net revenues of $97, a decrease in cost of services of $25, and a decrease in selling, general and administrative expense of $25. For the six months ended March 31, 2002, these adjustments results in a decrease in net revenues of $97, an increase in cost of services of $45, and an increase in selling, general and administrative expense of $37.

In addition, the Company’s previously reported results for the six months ended March 31, 2002 have been restated to reflect a $2,123 charge associated with the sale of common stock and warrants in October 2001 at a discount to three companies controlled by an existing significant shareholder and family member of one of the Company’s directors as approved by a special committee of the board of directors (see note 10).

In connection with the provision of inbound and outbound CRM services to its customers, the Company incurs costs to train its CRM representatives. Training programs relate to both program start-up training in connection with new CRM programs (“Startup Training”) and attrition-related training for existing CRM programs (“Attrition Training”). The Company may bill some of its customers for the costs incurred under these training programs based on the terms in the contract. The training revenue is integral to CRM revenues being generated over the course of a contract and cannot be separated as a discrete earnings process under SEC Staff Accounting Bulletin No. 101 (“SAB 101”). As a result, all training revenues are deferred. Startup Training revenues are amortized over the greater of the term of the contract or one year. Attrition Training revenues are amortized over the average employment of a telephone service representative. Direct costs associated with providing Startup Training and Attrition Training, which consist exclusively of salary and benefit costs, are also deferred and amortized over a time period consistent with the deferred training revenues. The Company’s results of operations were restated to defer training revenues and training costs resulting in a $72 increase in net revenues and a $123 increase in cost of services for the three months ended March 31, 2002 and a $220 decrease in net revenues and a $111 decrease in cost of services for the six months ended March 31, 2002.

As a result, the condensed consolidated financial statements as of and for the three and six months ended March 31, 2002 have been restated from the amounts previously reported to give effect to the adjustments described above. A summary of the significant effects of the restatement is as follows:

	As Previously Reported	As Restated
Three months ended March 31, 2002
Statement of operations:
Net revenues	$59,208	$59,280
Cost of services	46,710	46,371
Selling, general and administrative expense	11,310	11,284
Provision for losses on receivables	8,959	3,051
Operating loss	(7,771)	(1,426)
Interest expense, net	201	762
Loss before taxes	(8,122)	(2,325)
Net loss	(4,954)	(2,325)
Basic and diluted loss per common share	$(0.38)	$(0.18)
Six months ended March 31, 2002
Statement of operations:
Net revenues	$118,161	$117,844
Cost of services	94,448	93,485
Selling, general and administrative expense	21,002	23,161
Provision for losses on receivables	9,039	3,131
Operating loss	(6,026)	(1,631)
Interest expense, net	347	1,556
Loss before taxes	(6,590)	(3,376)
Net loss	(4,019)	(3,376)
Basic and diluted loss per common share	$(0.31)	$(0.26)
Balance sheet (March 31, 2002):
Accounts receivable, net	$31,521	$34,073
Property and equipment, net	28,439	49,892
Total assets	85,973	103,192
Current portion of obligation under capital leases	1,761	8,463
Accrued expenses and other current liabilities	12,194	11,166
Obligation under capital leases	3,956	20,291
Total shareholders’ equity	51,987	42,946
Total liabilities and shareholders’ equity	$85,973	$103,192

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to a given fiscal year in this Quarterly Report on Form 10-Q are to the fiscal year ending on September 30th of that year. For example, the phrases “fiscal 2003” or “2003 fiscal year” refer to the fiscal year ending September 30, 2003. References to “RMH,” “we,” “us,” and “our” refer to RMH Teleservices, Inc., a Pennsylvania corporation, and, when applicable, its subsidiaries.

We have restated our consolidated financial statements for the fiscal years ended September 30, 2001 and 2000. The restatement reflects adjustments in the application of accounting principles generally accepted in the United States of America and includes adjustments related to the application of the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” an increase in our allowance for doubtful accounts in the fiscal year ended September 30, 2001, an increase in the valuation allowance on our deferred tax assets in the fiscal year ended September 30, 2001 and other adjustments as discussed in note 15 of the notes to the consolidated financial statements. The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q gives effect to this restatement as it relates to our consolidated results of operations for the three-month and six-month periods ended March 31, 2002.

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

•	reliance on key client relationships in the telecommunications, financial services, insurance, technology, retail and logistics industries and on customers representing greater than 10% of our revenues, including MCI, Nextel and UPS;

•	fluctuations in quarterly results of operations due to the timing of clients’ telemarketing campaigns, the commencement and expiration of contracts, the timing of opening new customer interaction centers and expansion of existing customer interaction centers, the amount and timing of new business generated by us, changes in our revenue mix among our various clients, bonus arrangements continuing to be negotiated with clients, and if negotiated, any amount being earned, the timing of additional selling, general and administrative expenses to acquire and support such new business, changes in competitive conditions affecting the CRM industry, the financial strength of our customers and collectibility of our receivables, our ability to successfully open new customer interaction centers or to expand existing centers in a timely fashion, and the loss or unavailability of economic incentives provided by local, state, or provincial government authorities;

•	uncertainties surrounding our relationship with MCI resulting from WorldCom’s July 21, 2002 bankruptcy filing;

•	difficulties of managing growth profitably;

•	dependence on the services of our executive officers and other key operations and technical personnel;

•	changes in the availability of qualified employees;

•	changes in relationships with creditors and vendors;

•	fluctuations in foreign currency exchange rates, including fluctuations in US dollar and Canadian dollar exchange rates;

•	performance of automated call-processing systems and other technological factors;

•	reliance on independent long-distance companies;

•	changes in government regulations affecting the teleservices and telecommunications industries;

•	competition from other outside providers of CRM services and in-house CRM operations of existing and potential clients;

•	local, regional and national economic and political conditions;

•	our ability to identify appropriate acquisition candidates, acquire them under favorable terms and properly integrate their businesses with ours;

•	competition from providers of other marketing formats, such as direct mail and emerging strategies such as interactive shopping and marketing over the Internet; and

•	realization of revenues and unexpected expenses.

The following discussion of our historical results of operations and liquidity and capital resources should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

We are a provider of high-quality outsourced customer relationship management (“CRM”) services, offering customer interaction solutions that permit our clients to more effectively manage their relationships with their customers. At March 31, 2003, we operated over 8,000 workstations in our network of 17 customer interaction centers in the United States and Canada, including 77 workstations in our quality control center and 144 workstations which are managed by a third party in India. Upon completion of the restructuring plan initiated during the second quarter of fiscal 2003, as further discussed in note 7 of the notes to the condensed consolidated financial statements, our network will consist of over 7,500 workstations within a network of 14 customer interaction centers and 144 workstations which are managed by a third party in India. We have developed strategic relationships with market leaders in the telecommunications, financial services, insurance, technology, and logistics industries. Our client base includes Aegon, AT&T, Chase, Citibank, MCI, Microsoft, Nextel, UPS and others. We distinguish ourselves through our vertical industry expertise, well-trained workforce and integrated customized technology solutions designed to meet the rigorous demands of our clients. We have established a strong track record of consistent growth with net revenues growing at a compounded annual growth rate of over 39% from $32,316,000 in fiscal 1996 to $239,192,000 in fiscal 2002.

We depend on several large clients for a significant portion of our net revenues. The following table summarizes the percent of net revenues from each client that represented at least 10% of net revenues for the six months ended March 31, 2003 and 2002:

	Percentage of Net Revenues:
	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
MCI	35.8%	19.7%	34.1%	19.6%
Nextel	12.7%	12.4%	12.3%	10.1%
UPS	11.8%	*	12.5%	*
Microsoft	10.0%	14.1%	*	13.6%
Aegon	*	13.1%	*	11.3%

*	Less than 10% of net revenues for the three and six month periods ended March 31, 2003.

Most of our clients are not contractually obligated to continue to use our services at historic levels or at all. If any of these clients were to significantly reduce the amount of services we perform for them, fail to pay us, or were to terminate the relationship altogether, our revenues and business would be harmed.

A significant portion of our net revenues is derived from the telecommunications industry, including local, long-distance and wireless telecommunications companies. The telecommunications industry is currently facing tremendous competitive pressures that have resulted in deterioration in the financial position and results of operations of certain companies within this sector. We received 47.5% of our net revenues in fiscal 2002 and 57.7% and 39.0% of our net revenue for the six months ended March 31, 2003 and 2002, respectively, from services provided to our telecommunications clients.

We provide inbound and outbound CRM services to MCI under several agreements that last through November 2006. MCI accounted for 25.8% of our net revenues in fiscal 2002 and 34.1% and 19.6% of our net revenues for the six months ended March 31, 2003 and 2002, respectively. On July 21, 2002, WorldCom, the parent company of MCI, announced that it had filed for voluntary relief under Chapter 11 of the United States Bankruptcy Code. While we have continued to provide services to MCI, these events create uncertainty about our future business relationship with MCI, which, if not resolved in a manner favorable to us, could have an adverse impact on our future operating results and liquidity. In the event that our business relationship with MCI were to terminate, our contracts with MCI call for certain wind-down periods, as defined, during which time we would seek new business volume. However, replacing lost MCI business volume is subject to significant uncertainty, could take substantially longer than the wind-down periods, and would be dependent on a variety of factors which management cannot predict at this time.

We believe we have adequately reserved for all exposure created as a result of the WorldCom bankruptcy, however, there can be no assurance that additional charges will not be required in the future. At March 31, 2003, we had $9,528,000 in accounts receivable from MCI, of which $4,577,000 were for services provided prior to the date of the WorldCom bankruptcy filing and $4,951,000 were for services provided subsequent to the bankruptcy filing. Our reserve against the pre-petition receivables was $2,746,000, or 60%, at March 31, 2003. On January 17, 2003, we sold $3,286,000 of our pre-petition receivables to a third party for a cash payment of $1,314,000 that was received on February 3, 2003. No charge was recorded in connection with the sale of the receivables.

Six of our customer interaction centers provide all or a significant portion of their services to MCI. While we do not presently believe the property and equipment at these customer interaction centers is impaired, a significant decline in the level of services being provided to MCI as a result of the WorldCom bankruptcy filing could result in substantial operating costs being incurred with no related revenues and a significant charge associated with property and equipment impairment. The carrying value of property and equipment at the six customer interaction centers at March 31, 2003 was $13,983,000. Future operating lease commitments for the six customer interaction centers were $19,123,000 at March 31, 2003.

On April 1, 2003, all contracts with MCI for the provision of third party verification services were assigned to an unrelated third party (the “Assignee”) effective April 27, 2003. For the six months ended March 31, 2003 and 2002, these contracts accounted for $3,137,000 and $6,208,000, respectively, of our consolidated net revenues. We entered into an agreement with the Assignee effective April 27, 2003 under which up to 250 seats in one of our customer interaction centers will be subleased to the Assignee (the “Sublease Agreement”) for $95,000 per month. The Assignee has the option to reduce the number of seats being leased in 50 seat increments by providing 60 days notice. Each 50-seat reduction results in a decrease in the monthly sublease payment of $19,000 per month. The Sublease Agreement expires on April 27, 2006 and may be terminated by either party with 30 days written notice. Revenue from the Sublease Agreement will be reflected in results of operations as a reduction of operating expenses to the extent of our related sublease operating expenses with the landlord. Any excess of sublease revenues over sublease expenses resulting from the Sublease Agreement will be included in other income.

We had previously made up-front cash payments and non-cash incentives to MCI in connection with the third party verification contracts assigned. The remaining carrying value of these intangible assets at March 31, 2003 was no longer recoverable by us due to the assignment of the contracts and a charge of $1,326,000 was recorded as a reduction of consolidated net revenues in the accompanying statements of operations in accordance with the provision of EITF No. 01-09, “Accounting for Consideration Given By a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

In March 2003, we sold a voice response unit application to the Assignee in exchange for a $500,000, non-interest bearing note. The note is payable to us in 12 monthly installments commencing in June 2003. We recorded a gain in selling, general and administrative expense equal to the present value of the note of $473,000 and interest income will be imputed until the note matures in May 2004. We originally acquired the voice response unit application to provide third party verification services to MCI. In the third quarter of 2002, a $745,000 charge was recorded in selling, general and administrative expense to write off the remaining carrying value of the voice response unit application since its carrying value was determined to be not recoverable due to the WorldCom bankruptcy filing.

During the quarter ended March 31, 2003, we commenced a plan to close three customer interaction centers in the United States. An impairment charge of $1,919,000 was recorded for the amount by which the carrying amount of the property and equipment at these customer interaction centers exceeded its fair value. We plan to sell certain of the property and equipment to a third party for $600,000. These assets have been classified as held-for-sale in the accompanying consolidated balance sheets. The third party purchasing the equipment also plans to purchase one of the customer interaction centers we are closing which will allow us to terminate our existing lease agreement with the current owner. While management believes that it is unlikely, in the event that the third party is unable to consummate the lease, it could result in a charge to write-off the $600,000 of assets held-for-sale and the need to record charges for contract termination costs associated with future lease payments and a potential refund of an incentive payment from a local government subsequent to the quarter ended March 31, 2003. We anticipate that during the third quarter of fiscal 2003, we will record contract termination costs of $537,000, one-time termination benefits of $351,000, and other associated costs of $375,000. All of these costs relate to our outbound segment.

An $868,000 restructuring charge was recorded in the quarter ended December 31, 2000 related to customer interaction center closures. In the quarter ended December 31, 2001, the termination of a customer interaction center lease was settled for $302,000 less than the balance of the lease payments that had been accrued in the quarter ended December 31, 2000, resulting in the reversal of the remaining accrual and a reduction in impairment and restructuring charges in the accompanying statement of operations.

We have previously entered into agreements with our telephone long distance carriers that are subject to annual minimum purchase requirements. For certain agreements, we are projecting that we will fail to meet the annual minimum purchase requirements. These shortfalls have arisen primarily as a result of the site closures discussed in note 7 of the notes to the condensed consolidated financial statements and the decline in the amount of outbound CRM services provided by us. We recorded an accrual of $2,322,000 in the second quarter of 2003 for the obligations related to the projected volume shortfalls through the termination date of the contracts. We are currently negotiating with the telephone long distance carriers and expect that we will reach a settlement with these providers during fiscal 2003. We also recorded an accrual of $520,000 during the second quarter of fiscal 2003 upon the resolution of a billing dispute with one of our telecommunication vendors.

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

Revenue Recognition—We recognize revenues from CRM services under hourly and performance based models:

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

Performance based—Under performance based arrangements, we are paid by our customers based on achievement of certain levels of sales or other client-determined criteria specified in the client contract. We recognize performance-based revenue by measuring our actual results against the performance criteria specified in the contracts.

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

In connection with the provision of inbound and outbound CRM services to our customers, we incur costs to train our CRM representatives. Training programs relate to both program start-up training in connection with new CRM programs (“Startup Training”) and attrition related training for existing CRM programs (“Attrition Training”). We may bill some of our customers for the costs incurred under these training programs based on the terms in the contract. Training revenue is integral to CRM revenues being generated over the course of a contract and cannot be separated as a discrete earning process under SEC Staff Accounting Bulletin No. 101. As a result, all training revenues are deferred. Startup Training revenues are amortized over the greater of the term of the contract or one year. Attrition Training revenues are amortized over the average employment of a telephone service representative. Direct costs associated with providing Startup Training and Attrition Training, which consist exclusively of salary and benefit costs, are also deferred and amortized over a time period consistent with the deferred training revenues.

Allowance for doubtful accounts—We assess the likelihood of collection based on a number of factors including a client’s collection history and credit-worthiness. If the collection of a fee is not reasonably assured, the fee is deferred and recognized at the time collection becomes reasonably assured. We make estimates of potential future charges against current period revenue. Management analyzes historical sales dilution when evaluating the adequacy of the reserve for sales allowances, which is a component of our allowance for doubtful accounts. Similarly, our management must make estimates of the collectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Impairment of long-lived assets—We review the recoverability of our long-lived assets, including property and equipment, internal use software and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flow (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value of the asset. The measurement of impairment requires management to makes estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

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

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net Revenues—Net revenues increased $14,456,000 or 24.4% to $73,736,000 in the second quarter of fiscal 2003 from $59,280,000 in the second quarter of fiscal 2002. This increase was the result of the following:

Net increase in revenue from top five customers	$25,098,000
Termination of business with Provell, Inc.	(1,794,000)
Decline in business volume with four customers in the financial services industry	(4,828,000)
Write-off of MCI sales incentive	(1,326,000)
Termination of business with Qwest	(1,531,000)
Other, net	(1,163,000)

$14,456,000

The primary driver for the increase in our net revenues was a 25.7% increase in billable hours offset by a 0.5% decline in our average rate per billable hour. The termination of our business with Provell, Inc. is due to its May 9, 2002 bankruptcy filing. The decline in business volume with four customers in the financial services industry is primarily due to the timing of telemarketing campaigns, reductions in outsourcing associated with current economic conditions, and our strategic shift from outbound to inbound services. The write-off of the MCI sales incentive relates to prior up-front cash payments and non-cash incentives made to MCI in connection with third party verification contracts with us that were assigned to an unrelated third party in April 2003. The remaining carrying value of these intangible assets at March 31, 2003 was no longer recoverable by us since the related contracts were assigned and we received no consideration for the intangible assets. As a result, a charge of $1,326,000 was recorded as a reduction of consolidated net revenues in the accompanying statements of operations in accordance with the provision of EITF No. 01-09, “Accounting for Consideration Given By a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

Our net revenues from MCI were $27,316,000 and $11,609,000 during the quarters ended March 31, 2003 and 2002, respectively. While we have continued to provide services to MCI and expect to do so in the future, the WorldCom bankruptcy filing creates uncertainty about our future business relationship with MCI, which, if not resolved in a manner favorable to us, could have an adverse impact on our future operating results.

Net revenues from our inbound segment increased $20,562,000 or 69.6 % to $50,095,000 in the quarter ended March 31, 2003 from $29,533,000 in the quarter ended March 31, 2002. This increase was due to an 89.6% increase in inbound segment billable hours driven by our focus on shifting our revenue base to include more inbound services. During the same period, revenues from our outbound segment decreased $6,106,000 or 20.5% to $23,641,000 from $29,747,000. Outbound segment billable hours decreased by 22.6%.

Cost of Services—Cost of services increased $17,277,000 or 37.3% to $63,648,000 in the second quarter of fiscal 2003 from $46,371,000 in the second quarter of fiscal 2002. The increase is primarily the result of the increased direct labor and telecommunications costs to support our increased net revenues. As a percentage of net revenues, cost of services were 86.3% and 78.2% of net revenues in second quarter of fiscal 2003 and 2002, respectively. A portion of this deterioration is due to the decline in revenues associated with the $1,326,000 write-off of the MCI sales incentive against revenue in the second quarter of fiscal 2003. In addition, cost of services for the second quarter of fiscal 2003 includes $2,322,000 to accrue for projected shortfalls in annual minimum purchase requirements with our telephone long distance carriers which arose during the quarter and a $520,000 charge related to the resolution of a billing dispute with one of our telecommunication vendors, as further discussed in note 8 of the notes to the consolidated financial statements.

Selling, General and Administrative—Selling, general and administrative expenses increased $852,000 or 7.6% to $12,136,000 in the second quarter of fiscal 2003 from $11,284,000 in the second quarter of fiscal 2002. Selling, general and administrative expense as a percentage of net revenues was 16.5% and 19.0% in the second quarter of fiscal 2003 and 2002, respectively. The decline in expense levels as a percentage of net revenues is the result of a $473,000 gain on the sale of a voice response unit application as further discussed in note 4 of the notes to the consolidated financial statements and leveraging our selling, general and administrative infrastructure over a larger revenue base.

Provision for Losses on Receivables—The provision for losses on receivables declined from $3,051,000 in the second quarter of fiscal 2002 to $12,000 in the second quarter of fiscal 2003. In the second quarter of fiscal 2002, we recorded a charge of $2,762,000 to write off amounts due from Provell, Inc. due to its May 9, 2002 filing for bankruptcy. There was no such significant charge in the 2003 period.

Impairment and Restructuring Charges—During the quarter ended March 31, 2003, we commenced a plan to close three customer interaction centers in the United States. An impairment charge of $1,919,000 was recorded for the amount by which the carrying amount of the property and equipment at these customer interaction centers exceeded fair market value.

An $868,000 restructuring charge was recorded in the first quarter of fiscal 2001 related to call center closures. In the first quarter of fiscal 2002, the termination of a customer interaction center lease was settled for $302,000 less than the balance of the lease payments that had been accrued, resulting in the reversal of the remaining accrual and a reduction in impairment and restructuring charges in the accompanying statement of operations.

Operating Loss—Our operating loss increased $2,553,000 to $3,979,000 in the second quarter of fiscal 2003 from $1,426,000 in the second quarter of fiscal 2002. The fiscal 2003 period includes $1,919,000 in impairment and restructuring charges and a $2,322,000 charge for projected shortfalls in annual minimum purchase requirements with our telephone long distance carriers, both of which are related to our outbound operations. The fiscal 2002 period includes a charge of $2,762,000 to write off amounts due from Provell, Inc. due to its May 9, 2002 filing for bankruptcy which is also attributable to our outbound operations. The increase in our operating loss is primarily due to the fact that the aforementioned charges in the second quarter of fiscal 2003 were higher than those in the second quarter of fiscal 2002, offset by a reduction in our selling, general and administrative expenses as a percentage of our net revenues.

Our inbound segment had operating income of $3,504,000 and $2,566,000, respectively, during the second quarters of fiscal 2003 and fiscal 2002. Our outbound segment had operating losses of $7,483,000 and $3,992,000, respectively during the second quarters of fiscal 2003 and fiscal 2002. Operating losses for the outbound division increased primarily due to a decline in the revenue base that was not accompanied by a decline in fixed costs and the $1,479,000 increase in charges related to the outbound segment as discussed above.

Other Expense—The $94,000 and $150,000 in other expense in the second quarter of fiscal 2003 and 2002, respectively, relates entirely to the change in the time value of our foreign currency call options in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We initially entered into foreign currency call options during the first quarter of fiscal 2002, as further discussed in note 12 of the notes to the condensed consolidated financial statements.

Interest Expense—Interest expense decreased $58,000 or 7.6% to $704,000 in the second quarter of fiscal 2003 from $762,000 in the second quarter of fiscal 2002. The decrease is primarily attributable to lower interest rates and fees under our Revolver (as defined below) that was secured in September 2002 and a reduction in amounts outstanding under our Revolver and capital leases during the second quarter of fiscal 2003 compared with the second quarter of fiscal 2002. See further discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Income Tax Benefit—Due to the magnitude of our losses in 2001 and a number of other factors, it was concluded that the available objective evidence created sufficient uncertainty regarding the realizability of our deferred tax assets and a full valuation allowance was recorded during the third quarter of fiscal 2001. As a result, we had no tax expense or benefit in the second quarter of fiscal 2002. We recorded $40,000 of tax benefit in the second quarter of fiscal 2003 related to the alternative minimum tax.

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

Net Revenues—Net revenues increased $33,538,000 or 28.5% to $151,382,000 for the first six months of fiscal 2003 from $117,844,000 in the first six months of fiscal 2002. This increase was the result of the following:

Net increase in revenue from top five customers	$50,079,000
Termination of business with Provell, Inc.	(4,060,000)
Decline in business volume with four customers in the financial services industry	(10,881,000)
Write-off of MCI sales incentive	(1,326,000)
Termination of business with Qwest	(2,036,000)
Other, net	1,762,000

$33,538,000

The primary driver for the increase in our net revenues was a 30.1% increase in billable hours offset by a 1.3% decline in our average rate per billable hour. The termination of business with Provell, Inc. is due to its May 9, 2002 bankruptcy filing. The decline in business volume with four customers in the financial services industry is due primarily to the timing of telemarketing campaigns, reductions in outsourcing associated with current economic conditions, and our strategic shift from outbound to inbound services. The write-off of the MCI sales incentive relates prior up-front cash payments and non-cash incentives made to MCI in connection with third party verification contracts with us that were assigned to an unrelated third party in April 2003. The remaining carrying value of these intangible assets at March 31, 2003 was no longer recoverable by us since the related contracts were assigned and we received no consideration for the intangible assets. As a result, a charge of $1,326,000 was recorded as a reduction of consolidated net revenues in the accompanying statements of operations in accordance with the provision of EITF No. 01-09, “Accounting for Consideration Given By a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

Our net revenues from MCI were $51,576,000 and $23,087,000 during the six months ended March 31, 2003 and 2002, respectively. While we have continued to provide services to MCI and expect to do so in the future, the WorldCom bankruptcy filing creates uncertainty about our future business relationship with MCI, which, if not resolved in a manner favorable to us, could have an adverse impact on our future operating results.

Net revenues from our inbound segment increased $49,703,000 or 97.0 % to $100,929,000 in the first six months of 2003 from $51,226,000 in the first six months of 2002. This increase was due to a 112.7% increase in inbound segment billable hours driven by our focus on shifting our revenue base to include more inbound services. During the same period, revenues from our outbound segment decreased $16,165,000 or 24.3% to $50,453,000 from $66,618,000. Outbound segment billable hours decreased by 20.8%.

Cost of Services—Cost of services increased $29,380,000 or 31.4% to $122,865,000 for the first six months of fiscal 2003 from $93,485,000 for the first six months of fiscal 2002. The increase is primarily the result of the increased direct labor and telecommunications costs to support our increased net revenues. As a percentage of net revenues cost of services were 81.2% and

79.3% of net revenues for the first six months of fiscal 2003 and 2002, respectively. A portion of this deterioration is due to the decline in revenues associated with the $1,326,000 write-off of the MCI sales incentive against revenue in the second quarter of fiscal 2003. In addition, cost of services for the second quarter of fiscal 2003 includes $2,322,000 to accrue for projected shortfalls in annual minimum purchase requirements with our telephone long distance carriers which arose during the quarter and a $520,000 charge related to the resolution of a billing dispute with one of our telecommunication vendors, as further discussed in note 8 of the notes to the consolidated financial statements.

Selling, General and Administrative—Selling, general and administrative expenses increased $1,093,000 or 4.7% to $24,254,000 for the first six months of fiscal 2003 from $23,161,000 for the first six months of fiscal 2002. Included in the first six months of fiscal 2002 was a $2,123,000 charge associated with the sale of common stock and warrants in October 2001 at a discount to three companies controlled by an existing significant shareholder and family member of one of our directors as approved by a special committee of the board of directors (see note 10 of the notes to the condensed consolidated financial statements). Included in the first six months of fiscal 2003 was a $473,000 gain associated with the sale of a voice response unit application as further discussed in note 4 of the notes to the consolidated financial statements.

Provision for Losses on Receivables—The provision for losses on receivables declined from $3,131,000 in the first six months of fiscal 2002 to $1,039,000 in the first six months of fiscal 2003. The decline is primarily due to a charge of $2,762,000 recorded in the second quarter of fiscal 2002 to write off amounts due from Provell, Inc. due to its May 9, 2002 filing for bankruptcy.

Impairment and Restructuring Charges—We closed a quality center and recorded a $30,000 charge for future payments associated with the termination of the facility lease and related utility costs during the first quarter of fiscal 2003. During the second quarter of fiscal 2003, we commenced a plan to close three customer interaction centers in the United States. An impairment charge of $1,919,000 was recorded for the amount by which the carrying amount of the property and equipment at these customer interaction centers exceeded fair market value.

An $868,000 restructuring charge was recorded in the first quarter of fiscal 2001 related to call center closures. In the first quarter of fiscal 2002, the termination of one of the customer interaction center leases was settled for $302,000 less than the balance of the lease payments that had been accrued, resulting in the reversal of the remaining accrual and a reduction in impairment and restructuring charges in the accompanying statement of operations.

Operating Income (Loss)—We had operating income of $1,275,000 during the first six months of fiscal 2003 compared to an operating loss of $1,631,000 during the first six months of fiscal 2002. The fiscal 2003 period includes $1,949,000 in impairment and restructuring charges and a $2,322,000 charge for projected shortfalls in annual minimum purchase requirements with our telephone long distance carriers, both of which are related to our outbound operations. The fiscal 2002 period includes a charge of $2,762,000 to write off amounts due from Provell, Inc. due to its May 9, 2002 filing for bankruptcy which is also attributable to our outbound operations and a $2,123,000 charge associated with the sale of common stock and warrants in October 2001 at a discount to three companies controlled by an existing significant shareholder and family member of one of our directors as approved by a special committee of the board of directors (see note 10 of the notes to the condensed consolidated financial statements). The improvement in our operating loss is primarily due to a $614,000 decline in the aforementioned charges and a reduction in our selling, general and administrative expenses as a percentage of our net revenues.

Our inbound segment had operating income of $12,014,000 and $2,723,000, respectively, during the first six months of fiscal 2003 and fiscal 2002. Our outbound segment had operating losses of $10,739,000 and $4,354,000, respectively, during first six months of fiscal 2003 and fiscal 2002. The growth in the inbound segment’s operating income is primarily attributable to the growth in inbound revenues and leveraging of fixed costs over a larger revenue base. The growth in the operating loss in the outbound division is due primarily to a decline in the revenue base that was not accompanied by a decline in fixed costs and increase in charges related to the outbound segment as discussed above.

Other Expense—The $180,000 and $217,000 in other expense for the first six months of fiscal 2003 and 2002, respectively, relates entirely to the change in the time value of our foreign currency call options in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We initially entered into foreign currency call options during the first quarter of fiscal 2002, as further discussed in note 12 of the notes to the condensed consolidated financial statements.

Interest Expense—Interest expense decreased $15,000 or 1.0% to $1,541,000 for the first six months of fiscal 2003 from $1,556,000 for the first six months of fiscal 2002. The decrease is primarily attributable to lower interest rates and fees under our Revolver that was secured in September 2002 and a reduction in amounts outstanding under our Revolver and capital leases during the second quarter of fiscal 2003 compared with the second quarter of fiscal 2002. See further discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Income Tax Benefit—Due to the magnitude of our losses in 2001 and a number of other factors, it was concluded that the available objective evidence created sufficient uncertainty regarding the realizability of our deferred tax assets and a full valuation allowance was recorded during the third quarter of fiscal 2001. As a result, we had no tax expense or benefit for the first six months of fiscal 2003 or fiscal 2002.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash flow from operations, borrowings under our credit and lease facilities and proceeds from sales of securities in the capital markets. On September 4, 2002, we entered into a three-year, $25,000,000 revolving credit facility (the “Revolver”) with Foothill Capital Corporation (“Foothill”), a wholly owned subsidiary of Wells Fargo & Company. We perform services for Wells Fargo & Company, which amounted to less than 1% of consolidated net revenues for fiscal 2002 and for the three and six months ended March 31, 2003.

Amounts available under the Revolver are subject to a borrowing base calculation (as defined) based on a percentage of eligible accounts receivable (as defined). Based on our borrowing base, as of March 31, 2003, we could borrow up to $4,660,000 under the Revolver. Foothill has been granted a continuing security interest in substantially all of our assets. The Revolver contains certain restrictive covenants including a minimum EBITDA requirement (as defined) and places limits on the amount of capital expenditures that can be made by us (excluding capital leases). We were in compliance with all covenants at March 31, 2003. Interest under the Revolver is at Foothill’s prime rate plus 150 basis points (the “Base Rate Margin”) or 5.75% at March 31, 2003. In the event that we achieve certain levels of EBITDA (as defined) during our fiscal years, beginning with the fiscal year ended September 30, 2002, we are eligible for a reduction in the Base Rate Margin. Where EBITDA for the immediately preceding fiscal year exceeds $25,000,000 we have the option to have interest on all or a portion of the advances under the Revolver charged at a rate of interest equal to LIBOR plus 275 basis points. We were not eligible for this option based on our fiscal 2002 operating results. Outstanding borrowings under the Revolver are guaranteed by our subsidiaries. There were no amounts outstanding under the Revolver at March 31, 2003.

Amounts initially borrowed under the Revolver were used to pay down our credit facility (the “Credit Facility”) with PNC Bank, National Association (“PNC”). We lease certain property and equipment from an affiliate of PNC under the terms of a separate master lease agreement (“Master Lease”). Under the terms of the Master Lease, the restrictive covenants in the Credit Facility became incorporated into the provisions of the Master Lease upon termination of the Credit Facility in September 2002. We entered into a separate agreement with PNC under which PNC agreed not to enforce any of the financial covenants that became incorporated into the provisions of the Master Lease until March 1, 2003. In the event the Master Lease was still in effect at March 1, 2003, PNC agreed to permanently waive the covenants when we pledged and delivered cash collateral of $1,000,000. Under the terms of a separate agreement, PNC waived any covenant violations and the requirement that we deliver cash collateral during March 2003. We provided PNC with $1,000,000 in cash collateral on April 3, 2003 and the covenants were permanently waived.

We incurred significant losses in fiscal 2002 and 2001 and the second quarter of fiscal 2003 primarily as a result of bad debt expenses, impairment and restructuring charges, a charge associated with projected minimum purchase requirements under agreements with telephone long distance carriers (as discussed below) related to the migration from outbound to inbound CRM services, and underutilization of capacity. As of March 31, 2003, management believes it has addressed its capacity issues through the site closures discussed in note 7 of the notes to the condensed consolidated financial statements and that our current business plan, which assumes we will continue to provide services to MCI, will result in profitability for fiscal 2003. Our ability to meet our financial obligations and make planned capital expenditures will depend on our future operating performance, which will be subject to financial, economic and other factors affecting our business and operations, including factors beyond our control. We had positive working capital of $119,000 at March 31, 2003. Management believes that available cash and cash equivalents, together with expected cash flows from operations and availability under our Revolver, will be sufficient to fund our future operations and other cash requirements through at least 2003. However, there can be no assurance that our business plan will be achieved, that we will achieve profitability during 2003 or that additional financing will not be required in the future.

We have previously entered into agreements with our telephone long distance carriers that are subject to annual minimum purchase requirements. For certain agreements, we are projecting that we will fail to meet the annual minimum purchase requirements. These shortfalls have arisen primarily as a result of the site closures discussed in note 7 of the notes to the condensed consolidated financial statements and the decline in the amount of outbound CRM services provided by us. We recorded an accrual of $2,322,000 in the second quarter of 2003 for the obligations related to the projected volume shortfalls through the termination date of the contracts. We are currently negotiating with the telephone long distance carriers and expect that we will reach a settlement with these providers during fiscal 2003. We also recorded an accrual of $520,000 during the second quarter of fiscal 2003 upon the resolution of a billing dispute with one of our telecommunication vendors.

During the quarter ended March 31, 2003, we commenced a plan to close three customer interaction centers in the United States. An impairment charge of $1,919,000 was recorded for the amount by which the carrying amount of the property and equipment at these customer interaction centers exceeded its fair value. We plan to sell certain of the property and equipment to a third party for $600,000. These assets have been classified as held-for-sale in the accompanying consolidated balance sheets. We anticipate that during the third quarter of fiscal 2003, we will record contract termination costs of $537,000, one-time termination benefits of $351,000, and other associated costs of $375,000. All of these costs related to our outbound segment.

Net cash provided by operating activities was $12,555,000 in the first six months of fiscal 2003 compared to a use of cash of $164,000 in the first six months of fiscal 2002. Part of the change was due to a $2,960,000 improvement in our results of operations from a loss of $3,376,000 during the first six months of 2002 to a loss of $416,000 during the first six months of 2003. In addition, our operating cash flow improved due to a $5,345,000 reduction in the cash outflows associated with other assets. This was due primarily to a $4,000,000 up-front sales incentives made to MCI during the first six months of fiscal 2002. Our results of operations during the first six months of 2003 and 2002 also included certain expenses that had no impact on our cash flow. These non-cash expenses increased $1,948,000 from the first six months of fiscal 2002 to 2003, resulting in a larger amount being added back to our net income during the first six months of 2003. The most significant non-cash expenses during the first six months of 2003 included $1,949,000 in impairment and restructuring charges associated with the planned closure of three customer interaction centers, $1,824,000 in amortization related to up-front cash payments and non-cash concessions to customers, and $7,459,000 in depreciation and amortization. The most significant non-cash expenses during the first six months of 2002 included a $2,123,000 charge associated with the sale of common stock and warrants in October 2001 at a discount to three companies controlled by an existing significant shareholder and family member of one of our directors as approved by a special committee of the board of directors (see note 10 of the notes to the condensed consolidated financial statements) and $6,582,000 in depreciation and amortization.

Our net cash used in investing activities was $3,913,000 in the first six months of fiscal 2003 compared to $5,935,000 in the first six months of fiscal 2002. Investing activities for the first six months of 2003 consisted almost entirely of capital expenditures that will continue to be required in connection with the growth of our CRM operations. We anticipate capital expenditures of approximately $8,200,000 in fiscal 2003. Investing activities for the first six months of fiscal 2002 also includes a cash outflow associated with the issuance of employee notes of $790,000 as further discussed in note 10 of the notes to the condensed consolidated financial statements.

We used $7,461,000 for financing activities in the first six months of fiscal 2003 compared with $116,000 in the first six months of fiscal 2002. The increase in the use of cash was due primarily to the repayment of $3,546,000 under the Revolver. During the first six months of fiscal 2002, we borrowed $7,204,000 under our credit facility. In addition, during the first six months of 2002 we raised $1,750,000 through the sale of 217,804 shares of our common stock and related warrants as further discussed below. We also repaid $5,000,000 to a related party as further discussed in note 14 of the notes to the condensed consolidated financial statements.

On October 26, 2001, three companies controlled by an existing significant shareholder and family member of one of the Company’s directors acquired 217,804 shares of common stock for a purchase price per share of $9.64 with warrants to purchase an additional 72,601 shares of common stock as approved by a special committee of the board of directors, generating net cash proceeds of $1,750,000. Additional warrants to purchase 10,890 shares of common stock were also issued to the respective investors to cover a portion of the transaction costs. The warrants have an exercise price of $12.00 per share and expire in 2006. Based on the Company’s closing stock price of $14.83 on October 25, 2001, the acquiring shareholders received a total discount of $1,139,000 on the transaction. The fair market value of the 83,491 warrants issued was calculated as $984,000 using a Black-Scholes option pricing model based on the following assumptions: weighted-average risk-free interest rate of 3.89%; expected weighted-average life of 5.0 years; dividend yield of zero; and volatility of 104.5%. The stock discount and fair value of the warrants issued resulted in a total charge of $2,123,000 which is reflected in selling, general and administrative expense in the accompanying statements of operations for the six months ended March 31, 2002.

During the three months ended December 31, 2002, we entered into a note payable with the landlord of one of our customer interaction centers for $600,000 Canadian dollars ($408,000 U.S. dollars at March 31, 2003) to finance leasehold improvements. The note bears interest at 8% and is payable monthly through December 2007.

On December 21, 2000, RMH Telerservices International Inc. issued an $800,000 Canadian dollar note (approximately $507,000 U.S. dollars). The funds were used to construct a customer interaction center. The note bears interest at 6%, is payable monthly and matures in 2006. The outstanding balance on the note was $345,000 U.S. dollars at March 31, 2003 and has been guaranteed by RMH Teleservices, Inc.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted SFAS No. 143 on October 1, 2002, which had no impact on our consolidated financial position, results of operations or disclosures.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. We adopted SFAS No. 144 effective October 1, 2002. See note 7 of the notes to the condensed consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement eliminates the required classification of gain or loss on extinguishments of debt as an extraordinary item of income and states that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations.” This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. We adopted the provisions of SFAS No. 145 during 2002, which had no impact on our consolidated financial position, results of operations or disclosures.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity’s commitment to an exit plan. We adopted the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. See note 7 of the notes to the condensed consolidated financial statements.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation.” This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual periods ended after December 15, 2002 and interim periods beginning after December 15, 2002. We adopted the disclosure-only provisions of SFAS No. 148 for our quarter ended March 31, 2003 and will continue to account for stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We adopted the disclosure requirements of FIN 46 in the quarter ended March 31, 2003, which had no impact on our consolidated financial position, results of operations or disclosures. We expect that the adoption of the consolidation requirements of FIN 46 in the fourth quarter of 2003 will have no impact on our financial position, results of operations or disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk—We have exposure to changing interest rates and are not currently engaged in hedging activities to mitigate this risk. Interest on the variable rate debt outstanding under the Revolver bears interest at Foothill’s prime rate plus 150 basis points. No amounts were outstanding under the Revolver at March 31, 2003. At our current borrowing level under the Revolver, a 1% change in the interest rate will have an effect of $0 on our interest expense on an annual basis. Our obligations under capital leases represent fixed rate indebtedness with rates ranging from 6.1% to 11.0%. We had $13,289,000 in long-term capital lease obligations outstanding at March 31, 2003. Changes in prevailing interest rates will not impact the amounts of expense we record under our capital lease obligations.

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

The Collar expired in November 2002, at which time we entered into a series of call options to buy $2,000,000 Canadian dollars every two weeks through May 2003 (the “Options”). Under this arrangement, we have the option to purchase a fixed amount of Canadian dollars at a fixed rate in two-week intervals. We made a $162,000 up-front payment in connection with the Options, which have been designated as a cash flow hedge. Changes in the time value component of the Options were excluded from the measurement of hedge effectiveness and are reported directly in earnings. During the three and six months ended March 31, 2003, we incurred $94,000 and $180,000, respectively, in losses related to the time value of the Options that is reflected as other expense in the accompanying condensed consolidated financial statements. The fair value of the Options at March 31, 2003 is $256,000 and is recorded in prepaid expenses and other current assets and accumulated other comprehensive income in the accompanying condensed consolidated balance sheet. The exercise of the Options are anticipated to result in the reclassification of the $256,000 included in accumulated other comprehensive income into earnings during the third quarter of fiscal 2003 as a reduction in cost of services.

ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this report (the “Evaluation Date”) and, based on that evaluation, concluded that, as of the Evaluation Date, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that are required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms. Since the Evaluation Date, except as discussed below, there have not been any significant changes to our internal controls or other factors that could significantly affect these controls.

In connection with its audit of our consolidated financial statements for the year ended September 30, 2002, Deloitte & Touche LLP identified certain internal control deficiencies that were communicated to the Audit Committee of our Board of Directors. Our internal controls related to the tracking, reconciling and maintaining inventory records of fixed assets, accounting for internal use software and the evaluating the nature and classification of leases were determined to be material weaknesses as defined in Statement on Auditing Standards No. 60, “Communication of Internal Control Related Matters Noted in an Audit,” and resulted in certain restatement adjustments for our fiscal years ended September 30, 2001 and 2000 as described in note 15 of the notes to the condensed consolidated financial statements. In addition, internal controls related to reconciling certain internal revenue reports, accounting policies and procedures, documentation surrounding government incentives, documentation related to transfers and disposals of fixed assets, fixed asset cutoff procedures, the allowance for doubtful accounts and certain tax matters were determined to be reportable conditions.

In order to ensure that these disclosure and internal control deficiencies did not result in material misstatements of our condensed consolidated financial statements for three and six months ended March 31, 2003, we have allocated additional resources in the area of fixed assets and improved our month-end closing procedures, implemented a review process for all internal use software capitalized and for all new lease agreements, revised the methodology for calculating our allowance for doubtful accounts, improved our procedures for tracking and recording government incentives, and improved our process for evaluating and documenting the need for a valuation allowance on our deferred tax assets. We are in the process of taking corrective actions with respect to reconciling certain internal revenue reports, enhancing our accounting policies and procedures, and implementing further enhancements to our controls over fixed assets.

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

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ John A. Fellows John A. Fellows	Director and Chief Executive Officer (Principal Executive Officer)	May 14, 2003

/s/ James E. Perry James E. Perry	Senior Vice President of Finance (Principal Financial Officer)	May 14, 2003

/s/ Andrew I. Bronstein Andrew I. Bronstein	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 14, 2003

CERTIFICATION

I, John A. Fellows, Chief Executive Officer of RMH Teleservices, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RMH Teleservices, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003

Signed:	/s/ JOHN A. FELLOWS
Name: Title:	John A. Fellows Chief Executive Officer

CERTIFICATION

I, James E. Perry, the principal financial officer of RMH Teleservices, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RMH Teleservices, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003

Signed:	/s/ JAMES E. PERRY
Name: Title:	James E. Perry Senior Vice President of Finance

EXHIBIT INDEX

Exhibit No.

10.1	Separation Agreement and General Release between the Company and Scot Brunke dated March 3, 2003

10.2	Addendum to Employment Agreement between the Company and John A. Fellows dated March 3, 2003

10.3	Second Amendment to Loan Agreement between the Company and Foothill Capital Corporation dated April 18, 2002

10.4	Third Amendment To, and Consent and Release Under, Loan and Security Agreement between the Company and Foothill Capital Corporation

10.5	Letter Agreement dated May 7, 2003 between the Company and PNC Leasing, LLC related to the Master Lease Agreement dated March 3, 1997 by and between the PNC Leasing Corp. and the Company

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002