Form 10-Q
period 2003-06-30
RMH TELESERVICES INC
filed 2003-08-13
CIK 1017958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 13,804,830 shares of common stock outstanding as of August 11, 2003.

RMH TELESERVICES, INC. AND SUBSIDIARIES

SIGNATURES	36

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RMH TELESERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	June 30, 2003	September 30, 2002

Assets
Current assets:
Cash and cash equivalents	$454	$1,390
Restricted cash	50	1,000
Accounts receivable, net of allowance for doubtful accounts of $4,531 and $5,490, respectively	27,010	30,408
Other receivables	1,071	750
Refundable income taxes	—	54
Prepaid expenses and other current assets	3,986	2,693

Total current assets	32,571	36,295

Property and equipment, net	53,587	52,898
Other assets	9,183	7,348

Total assets	$95,341	$96,541

Liabilities and shareholders’ equity
Current liabilities:
Credit facility	$3,105	$3,546
Current portion of obligation under capital leases	12,345	10,393
Current portion of notes payable	199	98
Accounts payable	8,385	7,570
Accrued expenses and other current liabilities	19,361	16,580

Total current liabilities	43,395	38,187

Long-term liabilities:
Notes payable	557	272
Obligation under capital leases	10,860	17,351
Other long-term liabilities	13,506	9,842

Total long-term liabilities	24,923	27,465

Shareholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized, 13,804,830 and 13,740,990 shares issued and outstanding, respectively	84,102	83,878
Common stock warrants	6,736	6,736
Deferred compensation	(529)	(1,231)
Accumulated deficit	(63,231)	(58,546)
Accumulated other comprehensive (loss) income	(55)	52

Total shareholders’ equity	27,023	30,889

Total liabilities and shareholders’ equity	$95,341	$96,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

RMH TELESERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

		As Restated (See Note 15)		As Restated (See Note 15)
Net revenues	$68,714	$56,607	$220,096	$174,451

Operating expenses:
Cost of services	59,632	47,468	182,497	140,953
Selling, general and administrative	12,057	14,133	36,311	37,293
Provision for losses on receivables	(21)	3,797	1,018	6,929
Impairment and restructuring charges	953	4,607	2,902	4,305

Total operating expenses	72,621	70,005	222,728	189,480

Operating loss	(3,907)	(13,398)	(2,632)	(15,029)
Other income (expense)	243	(85)	63	(302)
Interest income	27	33	57	61
Interest expense	(632)	(906)	(2,173)	(2,462)

Loss before income taxes	(4,269)	(14,356)	(4,685)	(17,732)
Income tax expense	—	—	—	—

Net loss	$(4,269)	$(14,356)	$(4,685)	$(17,732)

Basic loss per common share	$(0.31)	$(1.07)	$(0.35)	$(1.35)
Diluted loss per common share	$(0.31)	$(1.07)	$(0.35)	$(1.35)
Shares used in computing basic loss per common share	13,638	13,370	13,574	13,155
Shares used in computing diluted loss per common share	13,638	13,370	13,574	13,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

RMH TELESERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended June 30,

	2003	2002

		As Restated (See Note 15)
Operating activities:
Net loss	$(4,685)	$(17,732)
Adjustments to reconcile net loss to net cash provided by operating activities-
Impairment and restructuring charges	2,902	4,305
Discount on common stock issuance	—	2,123
Stock-based compensation	—	144
(Gain) loss on disposal of fixed assets	(41)	745
Amortization of deferred compensation	592	644
Amortization of sales incentives	1,824	3,738
Depreciation and amortization	11,592	10,594
Changes in operating assets and liabilities-
Accounts receivable	2,378	5,854
Prepaid expenses and other current assets	(849)	(712)
Refundable income taxes	54	2,270
Other assets	(3,497)	(4,525)
Accounts payable, accrued expenses and other current liabilities	1,223	8,231
Other liabilities	3,337	(1,936)

Net cash provided by operating activities	14,830	13,743

Investing activities:
Capital expenditures	(8,292)	(11,870)
Proceeds from sale of assets	617	—
Issuance of employee notes	—	(790)

Net cash used in investing activities	(7,675)	(12,660)

Financing activities:
Restricted cash	950	—
(Repayment of) proceeds from line of credit	(441)	9,758
Repayment of related-party note	—	(5,000)
Proceeds from (repayments of) notes payable	291	(54)
Capital lease payments	(8,972)	(7,384)
Proceeds from issuance of common stock and warrants	—	3,181
Exercise of common stock options	334	664
Capital contributions	—	12

Net cash (used in) provided by financing activities	(7,838)	1,177

Effect of exchange rate changes	(253)	48

Net (decrease) increase in cash and cash equivalents	(936)	2,308
Cash and cash equivalents, beginning of period	1,390	6,346

Cash and cash equivalents, end of period	$454	$8,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

RMH TELESERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED JUNE 30, 2003
(unaudited)
(in thousands, except share amounts)

	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount	Common Stock Warrants	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, September 30, 2002	—	$—	13,740,990	$83,878	$6,736	$(1,231)	$(58,546)	$52	$30,889

Comprehensive loss:
Net loss	—	—	—	—	—	—	(4,685)	—	(4,685)
Change in fair value of cash flow hedge	—	—	—	—	—	—	—	87	87
Foreign currency translation adjustment	—	—	—	—	—	—	—	(194)	(194)

Total comprehensive loss	—	—	—	—	—	—	(4,685)	(107)	(4,792)
Exercise of common stock options	—	—	80,507	334	—	—	—	—	334
Forfeiture of restricted stock	—	—	(16,667)	(110)	—	110	—	—	—
Amortization of deferred compensation	—	—	—	—	—	592	—	—	592

Balance, June 30, 2003	—	$—	13,804,830	$84,102	$6,736	$(529)	$(63,231)	$(55)	$27,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

RMH TELESERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollars in thousands, except share and per-share data unless otherwise indicated)

1.  Basis of Presentation

The Company (as defined below) is a provider of outsourced customer relationship management (“CRM”) services. Founded in 1983, the Company is headquartered in Newtown Square, Pennsylvania, and as of June 30, 2003, operated approximately 7,400 workstations within a network of 14 customer interaction centers in the United States and Canada. During the quarter ended June 30, 2003, the relationship under which 144 workstations were managed by a third party in India was terminated. The Company is currently developing a new inbound site in Manila, the Philippines. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows. Operating results for the three and nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The Company may experience quarterly variations in net revenues and operating income (loss) as a result of the timing of clients’ telemarketing campaigns, the commencement and expiration of contracts, the amount of new business generated, restructuring activities, currency exchange rates between the United States and Canada, selling, general and administrative expenses to acquire and support such new business and changes in the revenue mix among various customers. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

The condensed consolidated financial statements include the accounts of RMH Teleservices, Inc. and its wholly-owned subsidiaries (collectively, the “Subsidiaries”), Teleservices Management Company, Teleservices Technology Company, RMH Teleservices Asia Pacific, Inc., RMH Teleservices International Inc. (“RMH International”) and RMH International’s subsidiaries, 515963 N.B. Inc. and 516131 N.B. Inc. All intercompany transactions have been eliminated in consolidation. References herein to the Company mean RMH Teleservices, Inc. together with the Subsidiaries unless the context requires otherwise.

In prior periods, the Company’s provision for losses on receivables was included in selling, general and administrative expense in the consolidated statements of operations. In the quarter ended March 31, 2003, the Company began reflecting the provision for losses on receivables as a separate line item. The provision for losses on receivables has been reclassified as a separate line item for all prior periods presented in the accompanying condensed consolidated statements of operations to conform with the current period presentation.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement eliminates the required classification of gain or loss on extinguishment of debt as an extraordinary item of income and states that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations.” This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various other technical corrections to existing pronouncements. The Company adopted the provisions of SFAS No. 145 during 2002, which had no impact on its consolidated financial position, results of operations or disclosures.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” which applied through December 31, 2002. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity’s commitment to an exit plan. The Company adopted the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. See Note 7, Corporate Restructuring.

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

The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The Company adopted the disclosure requirements of FIN 45 in its quarter ended December 31, 2002, which had no impact on its consolidated financial statements. The Company adopted the initial recognition and initial measurement provisions of FIN 45 in its quarter ended March 31, 2003, which had no impact on its consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation.” This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company has adopted the disclosure-only provisions of SFAS No. 148 and will continue to account for stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The adoption of SFAS No. 148 had no impact on the Company’s financial position or results of operations. See Note 10, Shareholders’ Equity, for pro forma disclosures of the Company’s results had it recognized compensation cost for its stock option plan consistent with the provisions of SFAS No. 123.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted the disclosure requirements and the consolidation requirements for entities created after January 31, 2003 in the second quarter of 2003, which had no impact on the Company’s consolidated financial statements. The adoption of the consolidation requirements for existing entities in the fourth quarter of 2003 is not expected to impact the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The Company expects that the adoption of SFAS No. 149 in the fourth quarter of 2003 will have no impact on its financial position, results of operations or disclosures.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company expects that the adoption of SFAS No.150 in the fourth quarter of 2003 will have no impact on it financial position, results of operations or disclosures.

3.  Operations and Financing

The Company incurred significant losses in fiscal 2002 and 2001 and the nine months ended June 30, 2003 primarily as a result of bad debt expenses, impairment and restructuring charges, a charge associated with projected minimum purchase requirements under agreements with telephone long distance carriers (see Note 8, Accrued Expenses and Other Liabilities) related to the migration from outbound to inbound CRM services, underutilization of capacity, and unfavorable currency exchange rates between the United States and Canada which have resulted in higher operating costs in Canada to support clients in the United States. In addition, the Company had a working capital deficit of $10,824 at June 30, 2003. The Company’s ability to meet its financial obligations and make planned capital expenditures will depend on its future operating performance, which will be subject to financial, economic and other factors affecting the business and operations of the Company, including factors beyond its control, and the Company’s ability to remain in compliance with the restrictive covenants under its revolving credit facility. The Company was not in compliance with the minimum EBITDA requirement (as defined) under its revolving credit facility at June 30, 2003 but has received a waiver for this violation (see Note 9, Indebtedness). The Company’s revolving credit facility was amended to reduce the EBITDA requirement at September 30, 2003. In the event that there are future violations of the EBITDA requirement, management will be required to either obtain a waiver or amend the covenant requirement. Management believes that available cash and cash equivalents, together with expected cash flows from operations and the availability of $2,473 under its credit facility, will be sufficient to fund its future operations and other cash requirements through September 30, 2003. The Company is exploring an expansion of the borrowing capacity under its credit facility and other financing alternatives to meet its future cash requirements.

4.  Major Clients and Concentration of Credit Risk

The Company is dependent on several large clients for a significant portion of net revenues. The loss of one or more of these clients, or an inability to collect amounts owed by such clients, could have a material adverse effect on the financial position and results of operations of the Company. The following table summarizes the percent of net revenues from each client that represented at least 10% of net revenues for the three and nine months ended June 30, 2003 and 2002 and related accounts receivable as of June 30, 2003 for those clients that were at least 10% of net revenues for the three or nine months ended June 30, 2003:

	Percentage of Net Revenues:				Accounts receivable at June 30, 2003

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

MCI	34.9%	25.4%	34.3%	21.5%	$7,803
Nextel	13.3%	14.2%	12.6%	11.4%	3,039
UPS	11.9%	*	12.3%	*	2,432
Microsoft	*	11.1%	*	12.7%	*
Aegon	*	12.8%	*	11.8%	*

*	Less than 10% of net revenues for the three and nine month periods ended June 30, 2003.

The Company provides inbound and outbound CRM services to MCI WORLDCOM Communications, Inc. and MCI WORLDCOM Network Services, Inc. (collectively, “MCI”), a division of WorldCom, Inc. (“WorldCom”), under several agreements that expire in November 2006. MCI accounted for 34.3% and 21.5% of the Company’s net revenues for the nine months ended June 30, 2003 and 2002, respectively. On July 21, 2002, WorldCom announced that it had filed for voluntary relief under Chapter 11 of the United States Bankruptcy Code. The following table summarizes the Company’s MCI related charges during the three months ended June 30, 2002:

Charges recorded as a reduction in revenues:
Write-off of MCI related sales incentives		$2,116
Charges recorded in selling, general and administrative expenses:
Reserve for loan due from Specialized Teleservices, Inc.	1,011
Impairment charge - voice response unit	745

		1,756
Increase in provision for losses on receivables		3,797

Total charges		$7,669

Up-front cash payments and non-cash concessions were made to MCI to secure the execution of certain contracts. Due to the WorldCom bankruptcy filing, a portion of these sales incentives was determined to be impaired and no longer recoverable and a $2,116 charge was recorded as a reduction of revenues in accordance with the provisions of EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-09”). The $1,011 reserve against a loan due from Specialized Teleservices, Inc, which reduced the carrying value of the loan to $0, was required because that client derives all of its revenues from MCI, as further discussed in Note 14, Related Party and Certain Other Relationships. A $745 charge was recorded in selling, general and administrative expense to write off the remaining carrying value of a voice response unit application developed solely for MCI (the “MCI VRU”) since its carrying value was determined to be unrecoverable due to the WorldCom bankruptcy filing. As discussed below, the Company sold the MCI VRU in March 2003 and recorded a gain of $473.

While the Company has continued to provide services to MCI, these events create uncertainty about the Company’s future business relationship with MCI, which, if not resolved in a manner favorable to the Company, could have a significant adverse impact on the Company’s future operating results and liquidity. In the event that the Company’s business relationship with MCI were to terminate, the Company’s contracts with MCI call for certain wind-down periods, as defined in such contracts, during which time the Company would seek new business volume. However, replacing lost MCI business volume is subject to significant uncertainty, could take substantially longer than the wind-down periods, and would be dependent on a variety of factors which management of the Company cannot predict at this time.

Management believes that it has adequately reserved for all exposure created as a result of the WorldCom bankruptcy, however, there can be no assurance that additional charges will not be required in the future. At June 30, 2003, the Company had $7,803 in accounts receivable from MCI, of which $4,652 were for services provided prior to the date of the WorldCom bankruptcy filing (the “Pre-Petition Receivables”) and $3,151 were for services provided subsequent to the bankruptcy filing. The Company’s reserve against the Pre-Petition Receivables was $2,791, or 60%, at June 30, 2003. On January 17, 2003, the Company sold $3,286 of pre-petition accounts receivable from MCI to a third party for a cash payment of $1,314 that was received on February 3, 2003. No charge was recorded in connection with the sale of the receivables.

Four of the Company’s customer interaction centers provide all or a significant portion of their services to MCI. While management does not presently believe the property and equipment at these customer interaction centers is impaired, a decline in the level of services being provided to MCI as a result of the WorldCom bankruptcy filing could result in the Company incurring substantial operating costs with no related revenues and a significant charge associated with property and equipment impairment. The carrying value of property and equipment at the four customer interaction centers at June 30, 2003 was $14,873. Future operating lease commitments for the four customer interaction centers was $15,627 at June 30, 2003.

On April 1, 2003, all contracts with MCI for the provision of third party verification services were assigned to an unrelated third party (the “Assignee”) effective April 27, 2003. For the nine months ended June 30, 2003 and 2002, these contracts accounted for $3,912 and $9,150, respectively, of the Company’s consolidated net revenues. The Company entered into an agreement with the Assignee effective April 27, 2003 under which up to 250 seats in one of its customer interaction centers will be subleased to the Assignee (the “Sublease Agreement”) for $95 per month. The Assignee has the option to reduce the number of seats being leased in 50 seat increments by providing 60 days notice. Each 50-seat reduction results in a decrease in the monthly sublease payment of $19 per month. The Sublease Agreement expires on April 27, 2006 and may be terminated by either party with 30 days written notice. Revenue from the Sublease Agreement is being reflected in results of operations as a reduction of operating expenses to the extent of the Company’s related sublease operating expenses with the landlord. Any excess of sublease revenues over sublease expenses resulting from the Sublease Agreement would be included in other income.

The Company had previously made up-front cash payments and non-cash incentives to MCI in connection with the third party verification contracts assigned. The remaining carrying value of these intangible assets at March 31, 2003 was no longer recoverable by the Company due to the assignment of the contracts and a charge of $1,326 was recorded as a reduction of consolidated net revenues in the quarter ended March 31, 2003 in accordance with the provisions of EITF 01-09.

In March 2003, the Company sold the MCI VRU, which was written off in the third quarter of 2002, to the Assignee in exchange for a $500, non-interest bearing note. The note is payable to the Company in 12 monthly installments commencing in June 2003. The Company recorded a gain in selling, general and administrative expense equal to the present value of the note of $473 and interest income will be imputed until the note matures in May 2004. The Company originally acquired the MCI VRU to provide third party verification services to MCI.

On July 25, 2003, the Company and WorldCom entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”), which was approved by the United States Bankruptcy Court Southern District of New York (the “Bankruptcy Court”) on August 5, 2003, but remains subject to a ten day appeal period, under which:

•	WorldCom assumed two existing contracts with the Company for the provision of CRM services and agreed to make a cure payment of $4,652 for full and final satisfaction of any and all pre-petition claims (the “MCI Payment”);
•	The Company executed a new agreement with MCI for the provision of telecommunication services (the “New MCI Contract”) to replace certain prior agreements for the provision of telecommunication services (the “Old MCI Contracts”), which New MCI Contract may be terminated by the Company if the MCI Payment is not made on or before October 31, 2003; and
•	The Company agreed to pay WorldCom an aggregate payment of $3,494 (the “RMH Payment”) which includes $1,800 for volume shortfalls under the Old MCI Contracts.

The New MCI Contract, which was executed on July 25, 2003, is for a term of two years and contains a minimum purchase requirement of $1,500 in the first year that may be increased to $1,800 in the second year. Management currently projects that the Company’s call volume will be sufficient to meet the minimum purchase requirements under the New MCI Contract. The RMH Payment of $3,494 was previously accrued and is included in accounts payable and accrued expenses and other current liabilities as of June 30, 2003 in the accompanying condensed consolidated balance sheet.

5.  Supplemental Cash Flow Information

Cash paid for interest and income taxes for the nine months ended June 30, 2003 and 2002 was as follows:

	2003	2002

Interest	$2,268	$2,564
Income taxes	99	230

The Company entered into capital lease obligations of $2,619 and $2,055 during the nine months ended June 30, 2003 and 2002, respectively.

6.  Property and Equipment

During the three and nine months ended June 30, 2003, the Company recorded charges of $33 and $443, respectively, to write off the net book value of software developed for internal use. The software written off was utilized to provide services in connection with certain client relationships that were terminated during the period.

7.  Corporate Restructuring

During the quarter ended March 31, 2003, the Company commenced a plan to close three customer interaction centers in the United States due to a decline in outbound CRM services. The restructuring plan is expected to be completed in the fourth quarter of fiscal 2003. Asset impairment charges of $1,919 and $8 were recorded in the second quarter and third quarter of fiscal 2003, respectively, for the amount by which the carrying amount of the property and equipment at these customer interaction centers exceeded fair value and are included in impairment and restructuring charges in the accompanying condensed consolidated statement of operations. During the third quarter of fiscal 2003, the Company sold property and equipment that had been classified as held-for-sale at March 31, 2003 for cash proceeds of $600. A summary of restructuring costs related to these site closures, all of which relate to our outbound segment and are included in impairment and restructuring charges in the accompanying condensed consolidated statement of operations, is as follows:

	One-time Termination Benefits	Contract Termination Costs	Other Associated Costs

Incurred - quarter ended 6/30/03	$349	$203	$393
Incurred - cumulative to date	349	203	393
To be incurred - future periods	—	10	38

Total expected to be incurred	$349	$213	$431

During the three months ended December 31, 2002, the Company closed a quality center and recorded a $30 charge for future payments associated with the termination of the facility lease and related utility costs.

During the quarter ended June 30, 2002, the Company recorded a $4,607 restructuring charge in connection with a plan designed to reduce its cost structure by closing six customer interaction centers, resulting in the abandonment of fixed assets and a reduction in workforce. No severance was paid to employees in connection with this restructuring. In the fourth quarter of 2002, the restructuring charge was adjusted by $572 since alternative uses were found for certain assets that were previously written off. The restructuring plan was completed in 2002. The restructuring costs include customer interaction center closure costs, which are the estimated costs for closing the customer interaction centers, including obligations under signed real estate lease agreements and the write-off of leasehold improvements and the net book value of certain fixed assets. An $868 restructuring charge was recorded in the quarter ended December 31, 2000 related to call center closures. In the quarter ended December 31, 2001, the termination of a customer interaction center lease was settled for $302 less than the balance of the lease payments that had been accrued in the quarter ended December 31, 2000, resulting in the reversal of the remaining accrual and a reduction in impairment and restructuring charges in the accompanying statement of operations.

Restructuring activity during the nine months ended June 30, 2003 is summarized as follows:

	Accrual at September 30, 2002	Restructuring Charge	Other	Cash Payments	Non- Cash Items Expensed Immediately	Accrual at June 30, 2003

March 2003 site closures:
Asset impairments	$—	$1,927	$—	$—	$(1,927)	$—
One time termination benefits	—	349	—	(349)	—	—
Contract termination costs	—	203	—	—	145	348
Other associated costs	—	393	—	(2)	(18)	373
June 2002 site closures	1,413	30	(156)	(677)	—	610

	$1,413	$2,902	$(156)	$(1,028)	$(1,800)	$1,331

The $156 other adjustment during the nine months ended June 30, 2003 represents a balance sheet reclassification to reduce the carrying value of property and equipment that had been impaired in connection with the June 2002 restructuring.

In fiscal 2002 and the nine months ended June 30, 2003, the Company also incurred severance costs of $1,114 and $333, respectively, in connection with a workforce reduction and other employee terminations at its corporate offices that are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. At June 30, 2003, $259 is included in accrued expenses in the accompanying consolidated balance sheet for future severance payments. Severance had been fully paid to all but one employee as of June 30, 2003.

8.  Accrued Expenses and Other Liabilities

The Company’s accrued expenses and other current liabilities were composed of the following:

	June 30, 2003	September 30, 2002

Payroll and related benefits	$10,495	$8,156
Telecommunications expense	2,769	498
Deferred revenue	1,641	2,839
Other	4,456	5,087

	$19,361	$16,580

The Company has entered into agreements with its telephone long distance carriers that are subject to annual minimum purchase requirements. For certain agreements, the Company projected that it will fail to meet the annual minimum purchase requirements. These projected shortfalls arose during the second quarter of fiscal 2003 primarily as a result of the site closures discussed in Note 7, Corporate Restructuring, and the decline in the amount of outbound CRM services provided by the Company. The Company recorded accruals of $2,322 and $86 in the second and third quarters of 2003, respectively, for obligations related to total projected shortfalls of $608 with one of its carriers (Carrier A) and $1,800 with MCI.

During the third quarter of fiscal 2003, the Company amended its contract with Carrier A to extend the contract for a period of two years and received a waiver for the $608 volume shortfall under the original contract. The $608 volume shortfall waived is being amortized as a reduction of telecommunications expense over the two year term of the amended contract. While this amended contract with Carrier A contains a monthly minimum purchase requirement of $175, management currently projects that its call volume will be sufficient to meet this monthly minimum. To the extent the Company purchases services in excess of the $175 minimum purchase requirement, 35% of the amount exceeding the minimum must be purchased from Carrier A to the extent Carrier A provides such services at rates that are competitive with the industry.

As further discussed in Note 4, Major Clients and Concentration of Credit Risk, on July 25, 2003 the Company executed the New MCI Contract for the provision of telecommunication services to replace the Old MCI Contracts under which a $1,800 shortfall had arisen. In connection with the Settlement Agreement, the Company will pay to WorldCom the RMH Payment of $3,494, which will include $1,800 for the volume shortfalls under the Old MCI Contracts. The $1,800 payment is included in accrued expenses and other current liabilities at June 30, 2003 in the accompanying condensed consolidated balance sheets. The New MCI Contract is for a term of two years and contains a minimum purchase requirement of $1,500 in the first year that may be increased to $1,800 in the second year. Management currently projects that the Company’s call volume will be sufficient to meet the minimum purchase requirements under the New MCI Contract.

The Company also recorded an accrual of $520 during the second quarter of fiscal 2003 upon the resolution of a billing dispute with MCI. During the third quarter of fiscal 2003, $226 of this accrual was paid and $294 remained in accrued expenses and other current liabilities at June 30, 2003 in the accompanying condensed consolidated balance sheet.

The Company’s other long-term liabilities were composed of the following:

	June 30, 2003	September 30, 2002

Deferred rent payments	$637	$1,540
Deferred revenue, training	7,697	3,848
Deferred revenue, other	4,154	4,223
Other	1,018	231

	$13,506	$9,842

9.  Indebtedness

During the three months ended December 31, 2002, the Company entered into an unsecured note payable with the landlord of one of its customer interaction centers for $600 Canadian dollars ($445 U.S. dollars at June 30, 2003) to finance leasehold improvements. The note bears interest at 8% and is payable monthly through December 2007. The outstanding balance on the note was $408 U.S. dollars at June 30, 2003.

On December 21, 2000, RMH International issued an $800 Canadian dollar unsecured note ($593 U.S. dollars at June 30, 2003) to fund the construction of a customer interaction center. The note, payment of which has been guaranteed by the Company, bears interest at 6%, is payable monthly and matures in 2006. The outstanding balance on the note was $348 U.S. dollars at June 30, 2003.

On September 4, 2002, the Company entered into a three-year, $25,000 revolving credit facility (the “Revolver”) with Foothill Capital Corporation (“Foothill”), a wholly-owned subsidiary of Wells Fargo & Company. The Company performs services for Wells Fargo & Company, which amounted to less than 1% of consolidated net revenues for the year ended September 30, 2002 and for the three and nine months ended June 30, 2003.

The Revolver is subject to a borrowing base (as defined) calculation based on a percentage of eligible accounts receivable (as defined). Based on the Company’s borrowing base, as of June 30, 2003, it could borrow up to an additional $2,473 under the Revolver. Foothill has been granted a continuing security interest in substantially all of the Company’s assets. The Revolver contains certain restrictive covenants including a minimum EBITDA requirement (as defined) and places limits on the amount of capital expenditures that can be made by the Company (excluding capital leases). The Company was not in compliance with the EBITDA requirement at June 30, 2003 but has received a waiver from Foothill for this violation. In addition, the Revolver was amended to reduce the EBITDA requirement at September 30, 2003. In the event that there are future violations of the EBITDA requirement, management will be required to either obtain a waiver or amend the covenant requirement. Interest under the Revolver is at Foothill’s prime rate plus 150 basis points (the “Base Rate Margin”) or 5.75% at June 30, 2003. In the event that the Company achieves certain levels of EBITDA (as defined) during its fiscal years, beginning with the fiscal year ended September 30, 2002, the Company is eligible for a reduction in the Base Rate Margin. Where EBITDA for the immediately preceding fiscal year exceeds $25,000, the Company has the option to have interest on all or a portion of the advances under the Revolver charged at a rate of interest equal to LIBOR plus 275 basis points. The Company was not eligible for this option based on its 2002 operating results. The Company had $3,105 in outstanding borrowings under the Revolver at June 30, 2003.

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

In June 2003, the $1,000 in cash collateral was utilized to fund, in part, a $1,014 payment to PNC to extinguish obligations under certain capital leases. The $117 difference between the $1,014 payment and the remaining obligation under the capital leases was recorded as an adjustment to the carrying value of the related property and equipment in accordance with FASB Interpretation No. 26, “Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease.”

10.  Shareholders’ Equity

On October 26, 2001, three companies controlled by an existing significant shareholder and family member of one of the Company’s directors acquired 217,804 shares of common stock for a purchase price per share of $9.64 with warrants to purchase an additional 72,601 shares of common stock as approved by a special committee of the Board of Directors, generating net cash proceeds of $1,750. Additional warrants to purchase 10,890 shares of common stock were also issued to the respective investors to cover a portion of the transaction costs. The warrants have an exercise price of $12.00 per share and expire in 2006. Based on the Company’s closing stock price of $14.83 on October 25, 2001, the acquiring shareholders received a total discount of $1,139 on the transaction. The fair value of the 83,491 warrants issued was calculated as $984 using a Black-Scholes option pricing model based on the following assumptions: weighted-average risk-free interest rate of 3.89%; expected weighted-average life of 5.0 years; dividend yield of zero; and volatility of 104.5%. The weighted-average grant-date fair value of the warrants was $11.79. The stock discount and fair value of the warrants issued resulted in a total charge of $2,123 which is reflected in selling, general and administrative expense in the accompanying condensed consolidated statements of operations for the nine months ended June 30, 2002.

Under the terms of the Company’s 2001 Stock Award Plan (the “Restricted Plan”), the Company was permitted to provide a loan to the grantee of a restricted stock award for the grantee’s tax liability under a valid election under Section 83(b) of the Internal Revenue Code. The Company granted $790 in loans in December 2001. The loans are secured by the restricted common stock held by the employees and provide for personal recourse against the assets of each of the employees. Interest on each loan accrues at a variable rate which is adjusted as required to equal the then-current prime rate of interest as published by The Wall Street Journal and is due and payable annually commencing on December 15, 2002. The loans are due November 30, 2010 unless (i) a portion of the shares are sold in which case a pro-rata portion of the proceeds must be used to repay the 83(b) loans; or (ii) the grantee resigns, leaves the employment of the Company, or is terminated in which case the loan is due 12 months after the employment terminates. At June 30, 2003, $598 remained outstanding under these 83(b) loans and is included in other assets in the accompanying balance sheet.

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

Had the Company recognized compensation cost for its stock option plan consistent with the provisions of SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share would have been as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Net loss as reported	$(4,269)	$(14,356)	$(4,685)	$(17,732)
Add: Stock-based employee compensation expense included in net loss net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(580)	(2,421)	(1,964)	(2,940)

Pro forma net loss	$(4,849)	$(16,777)	$(6,649)	$(20,672)

Loss per share:
Basic - as reported	$(0.31)	$(1.07)	$(0.35)	$(1.35)

Basic - pro forma	$(0.36)	$(1.25)	$(0.49)	$(1.57)

Diluted - as reported	$(0.31)	$(1.07)	$(0.35)	$(1.35)

Diluted - pro forma	$(0.36)	$(1.25)	$(0.49)	$(1.57)

11.  Loss per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations (share amounts are in thousands).

	Three Months Ended June 30, 2003

	Loss (numerator)	Shares (denominator)	Per share amount

Basic loss per common share:
Net loss	$(4,269)	13,638	$(.31)

Effect of dilutive securities:
Stock warrants	—	—
Stock options	—	—
Restricted stock	—	—

Diluted loss per common share:
Net loss and assumed conversions	$(4,269)	13,638	$(.31)

	Nine Months Ended June 30, 2003

	Loss (numerator)	Shares (denominator)	Per share amount

Basic loss per common share:
Net loss	$(4,685)	13,574	$(.35)

Effect of dilutive securities:
Stock warrants	—	—
Stock options	—	—
Restricted stock	—	—

Diluted loss per common share:
Net loss and assumed conversions	$(4,685)	13,574	$(.35)

	Three Months Ended June 30, 2002

	Loss (numerator)	Shares (denominator)	Per share amount

Basic loss per common share:
Net loss	$(14,356)	13,370	$(1.07)

Effect of dilutive securities:
Stock warrants	—	—
Stock options	—	—
Restricted stock	—	—

Diluted loss per common share:
Net loss and assumed conversions	$(14,356)	13,370	$(1.07)

	Nine Months Ended June 30, 2002

	Loss (numerator)	Shares (denominator)	Per share amount

Basic loss per common share:
Net loss	$(17,732)	13,155	$(1.35)

Effect of dilutive securities:
Stock warrants	—	—
Stock options	—	—
Restricted stock	—	—

Diluted loss per common share:
Net loss and assumed conversions	$(17,732)	13,155	$(1.35)

The following potential common shares were not included in the computation of diluted loss per share as the effect would have been antidilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Common stock options	189,650	632,158	471,420	723,684
Unvested restricted common shares	13,356	196,055	68,982	258,934
Common stock warrants	—	124,435	—	222,859

	203,006	952,648	540,402	1,205,477

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

In order to partially hedge cash flow economic exposure in Canada, in November 2001 the Company entered into a collar arrangement with a commercial bank for a series of puts and calls for a fixed amount of Canadian dollars (the “Collar”) for an up-front payment of $335. Under this arrangement the Company had the option to purchase $3,000 Canadian dollars at a fixed rate in two-week intervals covering 52 weeks in the event the exchange rate drops below a set minimum or “floor” rate. Conversely, the Company was required to sell the same amount of Canadian dollars to the bank if the exchange rate increased above a set maximum or “ceiling” rate. As a result of this arrangement, the Company’s foreign currency risk for the fixed amount outside the collar was eliminated. The Company designated the Collar as a cash flow hedge and recorded it at its estimated fair value. Changes in the time value component of the Collar were excluded from the measurement of hedge effectiveness and were reported directly in earnings.

The Collar expired in November 2002 at which time the Company entered into a series of call options to buy $2,000 Canadian dollars every two weeks through May 2003 (the “Options”). Under this arrangement the Company had the option to purchase a fixed amount of Canadian dollars at a fixed rate in two-week intervals. The Company made a $162 up-front payment in connection with the Options, which were designated as a cash flow hedge. Changes in the time value component of the Options were excluded from the measurement of hedge effectiveness and were reported directly in earnings.

Upon the expiration of the Options in May 2003, the Company entered into a series of call options with varying expiration dates to acquire $7,000 Canadian dollars on a bi-weekly basis through November 2003 to fund payroll, $1,000 Canadian dollars on a monthly basis to fund customer interaction center rent payments through May 2004, $500 Canadian dollars on a weekly basis to fund accounts payable through May 2004, and $1,100 Canadian dollars on a periodic basis to fund equipment lease payments through May 2004 (the “Call Options”). The Company made a $424 up-front payment in connection with the Call Options, which have been designated as a cash flow hedge. Changes in the time value component of the Call Options are excluded from the measurement of hedge effectiveness and are reported directly in earnings. The carrying value of the Call Options at June 30, 2003 is $751 and is recorded in prepaid expenses and other current assets. The effective portion of the change in the fair value of the Call Options of $87 is included in other comprehensive loss.

During the three and nine months ended June 30, 2003 and 2002, the Company incurred the following gains (losses) related to the time value of the Collar, Options, and Call Options which are included in other income (expense) in the accompanying condensed consolidated statements of operations:

	2003	2002

Three months	$243	$(85)
Nine months	62	(302)

By exercising its rights under the Collar, Options, and Call Options, the Company was able to purchase Canadian dollars for $353 and $731 less than the market rate during the three and nine months ended June 30, 2003, respectively.

13.  Business Segments

The Company’s reportable segments, using the “management approach” under SFAS No. 131, “Disclosures About Segments of a Business Enterprise and Related Information,” consist of two operating segments: Inbound and Outbound.

Commencing with an internal reorganization during the fourth quarter of 2002, the Company’s chief operating decision maker began reviewing the results of operations of the business based on these two segments, each of which has a separate management team. While each of the Company’s customer interaction centers is classified as either inbound or outbound based on the type of service that constitutes the majority of its revenues, centers may provide a mix of both inbound and outbound services. Outbound revenues may be classified as part of the inbound division when they are provided by a customer interaction center that is classified as inbound. Similarly, inbound revenues may be classified as part of the outbound division when they are provided by a customer interaction center that is classified as outbound. A summary of net revenues for the three and nine months ended June 30, 2003 and 2002 by type of service, rather than by operating segment, is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Inbound	$42,054	$26,634	$129,497	$81,504
Outbound	26,660	29,973	90,599	92,947

	$68,714	$56,607	$220,096	$174,451

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

The following table summarizes selected financial information related to the Company’s segments for the three and nine-month periods ended June 30, 2003 and 2002. The accounting policies of the segments are the same as those of the consolidated organization.

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Net Revenues:
Inbound	$46,856	$29,284	$147,785	$80,510
Outbound	21,858	27,323	72,311	93,941

	$68,714	$56,607	$220,096	$174,451

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Operating income (loss):
Inbound	$543	$(3,241)	$12,557	$(518)
Outbound	(4,450)	(10,157)	(15,189)	(14,511)

	$(3,907)	$(13,398)	$(2,632)	$(15,029)

	2003	2002	2003	2002

Depreciation and amortization:
Inbound	$2,693	$1,949	$7,327	$4,404
Outbound	1,440	2,063	4,265	6,190

	$4,133	$4,012	$11,592	$10,594

	2003	2002	2003	2002

Capital expenditures:
Inbound	$2,843	$3,267	$5,241	$4,935
Outbound	1,521	3,458	3,051	6,935

	$4,364	$6,725	$8,292	$11,870

	June 30, 2003	September 30, 2002

Total assets:
Inbound	$60,265	$48,012
Outbound	35,076	48,529

	$95,341	$96,541

Geographic Information
Property and equipment:
United States	$24,875	$28,418
Canada	27,898	24,480
Philippines	814	—

	$53,587	$52,898

The Company’s net revenues during the three and nine months ended June 30, 2003 and 2002 were generated predominantly from clients within the United States.

14.  Related Party and Certain Other Relationships

As further discussed in Note 10, Shareholders’ Equity, on October 26, 2001, three companies controlled by an existing significant shareholder and family member of one of the Company’s directors acquired 217,804 shares of common stock along with warrants to purchase an additional 72,601 shares of common stock as approved by a special committee of the board of directors. Additional warrants to purchase 10,890 shares of common stock were also issued to the respective investors to cover a portion of the transaction costs. The common stock and warrants were acquired for a total discount of $2,123 which is reflected in selling, general and administrative expense in the accompanying consolidated statements of operations for the nine months ended June 30, 2002.

The Company made full recourse loans to several members of the senior management team to pay the income taxes in connection with an Internal Revenue Code Section 83(b) election (“83(b) Election”) related to restricted stock grants as further discussed in Note 10, Shareholders’ Equity.

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

On July 19, 2001, the Company issued a $5,000 note to an affiliate of a shareholder/member of the Company's Board of Directors. The note bore interest at 8.5% and matured on October 4, 2001 at which point the principal balance and accrued interest were paid.

The Company entered into a business and financial consulting services agreement with Specialized Teleservices, Inc. (“STI”). STI is a telemarketing company that supplies third party verification services exclusively to MCI. The Company provided STI with services such as business consulting, development of internal financial systems, the identification of telemarketing clients, and assistance in reviewing proposed pricing and contract agreements. As compensation for these services, the Company was entitled to receive 10% of STI’s gross revenues on a monthly basis plus any out-of-pocket expenses incurred. On December 28, 2001, the Company agreed to lower its compensation to 3% of STI’s gross revenues. The agreement with STI is for successive one-year periods and automatically renews yearly unless either party gives written notice of termination to the other party at least 60 days prior to any such automatic renewal date. During the nine months ended June 30, 2003 and 2002, the Company recorded revenues of $0 and $116, respectively, for services rendered to STI. STI was incorporated on February 28, 2001 and the Company loaned STI approximately $515 for start-up costs. At June 30, 2003, outstanding principal and interest under the STI loan was $961 and was fully-reserved due to significant uncertainties created by the WorldCom bankruptcy filing. John A. Fellows, the Company’s chief executive officer and a member of the Board of Directors, is a former member of the board of directors of STI.

In June 2003, the Company entered into an agreement with Excell Agent Services, L.L.C. (“Excell”) to provide certain inbound CRM services to Excell for a period of six months (the “Excell Agreement”). During the three months ended June 30, 2003, the Company recognized $91 in net revenues under the Excell Agreement. The majority shareholder of Excell is a significant shareholder of the Company. The Excell Agreement was reviewed by a special committee of disinterested directors of the Company’s Board of Directors (the “Special Committee”). The Company expects to enter into a long term agreement for the provision of inbound CRM services to Excell in the fourth quarter of 2003, which will be approved by the Special Committee.

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

The June 30, 2002 consolidated balance sheet was adjusted to reflect $20,188 in additional property and equipment and $21,360 in capital lease obligations. The consolidated statement of operations for the three months ended June 30, 2002 was adjusted to reflect additional depreciation and interest expense of $1,776 and $515, respectively, and a reduction in lease expense of $2,190. The consolidated statement of operations for the nine months ended June 30, 2002 was adjusted to reflect additional depreciation and interest expense of $5,305 and $1,696, respectively, and a reduction in lease expense of $6,616.

Application of SOP 98-1

During 2001 and 2000, the Company capitalized $2,505 and $331, respectively, in payroll, payroll-related costs, and costs of external consultants in connection with the development of internal use software under SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” It was subsequently determined that $551 and $36 of the amounts capitalized in 2001 and 2000, respectively, related to activities that did not result in additional functionality to the Company’s internal use software. In addition, $45 and $1 of the amounts capitalized in 2001 and 2000, respectively, were required to be written off since the software was no longer in use. Previously reported depreciation and amortization expense decreased by $67 and $200, respectively, for the three and nine months ended June 30, 2002 and selling, general and administrative expenses increased by $66 and $199, respectively, during the three and nine months ended June 30, 2002. Property and equipment at June 30, 2002 was reduced by $521.

Allowance for Doubtful Accounts

The Company had initially recorded $7,014 in bad debt expense for the quarter ended June 30, 2001 and an additional charge of $5,908 in bad debt expense for the quarter ended March 31, 2002 related to BrandDirect Marketing, Inc.’s (“BrandDirect”) accounts receivable. Based on the facts and circumstances that existed at the time of the original charge, it was subsequently determined that all amounts due from BrandDirect should have been written off as of June 30, 2001. Therefore, $5,908 in bad debt expense has been recorded in the quarter ended June 30, 2001 and $5,908 in bad debt expense originally recorded in the nine months ended June 30, 2002 has been reversed.

Tax Valuation Allowance

Management reassessed the available evidence about future taxable income and other possible sources of realization of deferred tax assets and concluded that a full valuation allowance was necessary to reduce the deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized. As a result, the Company’s tax provision was adjusted in the third quarter of 2001 from a tax benefit of $4,669 to a tax benefit of $752. The consolidated results of operations for the three and nine months ended June 30, 2002 were restated to reverse tax expense of $6,124 and $3,553, respectively.

Other Adjustments

The Company recorded certain property and equipment subsequent to the date it had assumed risk of loss. This resulted in an understatement of property and equipment and depreciation expense as of and for the years ended September 30, 2001 and 2000. In addition, it was determined that other accounting adjustments were required which resulted in a decrease in the previously reported net loss for 2001 and a decrease in the Company’s previously reported net income for 2000. These adjustments primarily included the recording of the issuance of restricted shares to certain executive officers in 2001 using a measurement date that was prior to the date certain contingencies were resolved and recording a government incentive in 1999 as a reduction of salary expense that should have been recorded as a reduction of salary expense over the life of the agreement, which is a four-year period. These adjustments resulted in an increase in property and equipment of $8 at June 30, 2002. For the three months ended June 30, 2002, these adjustments result in a decrease in cost of services of $25, and an increase in selling, general and administrative expense of $24. For the nine months ended June 30, 2002, these adjustments results in a decrease in net revenues of $97, an increase in cost of services of $19, and an increase in selling, general and administrative expense of $60.

In addition, the Company’s previously reported results for the nine months ended June 30, 2002 have been restated to reflect a $2,123 charge associated with the sale of common stock and warrants in October 2001 at a discount to three companies controlled by an existing significant shareholder and family member of one of the Company’s directors as approved by a special committee of the board of directors (see Note 10, Shareholders’ Equity).

In connection with the provision of inbound and outbound CRM services to its customers, the Company incurs costs to train its CRM representatives. Training programs relate to both program start-up training in connection with new CRM programs (“Startup Training”) and attrition-related training for existing CRM programs (“Attrition Training”). The Company may bill some of its customers for the costs incurred under these training programs based on the terms in the contract. The training revenue is integral to CRM revenues being generated over the course of a contract and cannot be separated as a discrete earnings process under SEC Staff Accounting Bulletin No. 101 (“SAB 101”). As a result, all training revenues are deferred. Startup Training revenues are amortized over the greater of the term of the contract or one year. Attrition Training revenues are amortized over the average employment of a telephone service representative. Direct costs associated with providing Startup Training and Attrition Training, which consist exclusively of salary and benefit costs, are also deferred and amortized over a time period consistent with the deferred training revenues. The Company’s results of operations were restated to defer training revenues and training costs resulting in a $72 increase in net revenues and a $54 increase in cost of services for the three months ended June 30, 2002 and a $148 decrease in net revenues and a $56 decrease in cost of services for the nine months ended June 30, 2002.

Up-front cash payments and non-cash concessions were made to MCI to secure the execution of certain contracts. Due to the WorldCom bankruptcy filing, a portion of these sales incentives was determined to be impaired and no longer recoverable and a $2,116 charge, which was originally recorded as cost of services in the three months ended June 30, 2002, has been reclassified to a reduction of revenues in accordance with the provisions of EITF No. 01-09. The Company’s restructuring charge in the third quarter of 2002 was also increased by $140 to record additional costs associated with the closure of the customer interaction centers.

As a result, the condensed consolidated financial statements as of and for the three and nine months ended June 30, 2002 have been restated from the amounts previously reported to give effect to the adjustments described above. A summary of the significant effects of the restatement is as follows:

	As Previously Reported	As Restated

Three months ended June 30, 2002
Statement of operations:
Net revenues	$58,651	$56,607
Cost of services	49,968	47,468
Selling, general and administrative expense	14,109	14,133
Provision for losses on receivables	3,797	3,797
Operating loss	(13,690)	(13,398)
Interest expense, net	358	873
Loss before taxes	(14,133)	(14,356)
Net loss	(20,257)	(14,356)
Basic and diluted loss per common share	$(1.52)	$(1.07)

	As Previously Reported	As Restated

Nine months ended June 30, 2002
Statement of operations:
Net revenues	$176,812	$174,451
Cost of services	144,416	140,953
Selling, general and administrative expense	35,110	37,293
Provision for losses on receivables	12,837	6,929
Operating loss	(19,716)	(15,029)
Interest expense, net	705	2,401
Loss before taxes	(20,723)	(17,732)
Net loss	(24,276)	(17,732)
Basic and diluted loss per common share	$(1.85)	$(1.35)
Balance sheet (June 30, 2002):
Accounts receivable, net	$25,530	$29,851
Property and equipment, net	31,963	51,508
Total assets	76,591	100,513
Current portion of obligation under capital leases	1,879	8,581
Accrued expenses and income taxes payable	21,331	20,114
Long-term portion of oligation under capital leases	3,765	18,425
Total shareholders’ equity	33,283	30,874
Total liabilities and shareholders’ equity	$76,591	$100,513

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to a given fiscal year in this Quarterly Report on Form 10-Q are to the fiscal year ending on September 30th of that year. For example, the phrases “fiscal 2003” or “2003 fiscal year” refer to the fiscal year ending September 30, 2003. References to “RMH,” “we,” “us,” and “our” refer to RMH Teleservices, Inc., a Pennsylvania corporation, and, when applicable, its subsidiaries.

We have restated our consolidated financial statements for the fiscal years ended September 30, 2001 and 2000. The restatement reflects adjustments in the application of accounting principles generally accepted in the United States of America and includes adjustments related to the application of the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” an increase in our allowance for doubtful accounts in the fiscal year ended September 30, 2001, an increase in the valuation allowance on our deferred tax assets in the fiscal year ended September 30, 2001 and other adjustments as discussed in note 15 of the notes to the consolidated financial statements. The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q gives effect to this restatement as it relates to our consolidated results of operations for the three-month and nine-month periods ended June 30, 2002.

In prior periods, our provision for losses on receivables was included in selling, general and administrative expense in the consolidated statements of operations. In the quarter ended March 31, 2003, we began reflecting the provision for losses on receivables as a separate line item. The provision for losses on receivables has been reclassified as a separate line item for all prior periods presented in the accompanying condensed consolidated statements of operations to conform with the current period presentation.

Safe Harbor For Forward-Looking Statements

From time to time, we may publish statements that are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new services and products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following, some of which are described more fully in the Annual Report on Form 10-K filed with the SEC on January 22, 2003 under the caption “Risk Factors”:

•	reliance on key client relationships in the telecommunications, financial services, insurance, technology, retail and logistics industries and on customers representing greater than 10% of our revenues, including MCI, Nextel and UPS;
•	fluctuations in quarterly results of operations due to the timing of clients’ telemarketing campaigns, the commencement and expiration of contracts, the timing of opening new customer interaction centers and expansion of existing customer interaction centers, the amount and timing of new business generated by us, changes in our revenue mix among our various clients, the timing of additional selling, general and administrative expenses to acquire and support such new business, restructuring activities, changes in competitive conditions affecting the customer relationship management (“CRM”) industry, the financial strength of our customers and collectibility of our receivables, our ability to successfully open new customer interaction centers or to expand existing centers in a timely fashion;
•	uncertainties surrounding our relationship with MCI resulting from WorldCom’s July 21, 2002 bankruptcy filing;
•	difficulties of managing growth profitably;
•	dependence on the services of our executive officers and other key operations and technical personnel;
•	changes in the availability of qualified employees, particularly in new or more cost-effective locations;
•	changes in relationships with creditors and vendors;
•	fluctuations in foreign currency exchange rates, including fluctuations in U.S., Canadian and Philippine currency exchange rates;
•	performance of automated call-processing systems and other technological factors;
•	reliance on independent long-distance companies;

•	impact of labor relations difficulties;
•	ability to retain adequate levels of financing and remain in compliance with covenants under such financing arrangements;
•	changes in government regulations affecting the teleservices and telecommunications industries, including the impact of the Do-Not-Call Implementation Act, which allows the Federal Trade Commission (FTC) to manage and enforce a nationwide Do-Not-Call registry;
•	difficulties and uncertainties regarding the establishment of some of our customer interaction centers in foreign countries;
•	competition from other outside providers of CRM services and in-house CRM operations of existing and potential clients;
•	local, regional and national economic and political conditions;
•	competition from providers of other marketing formats, such as direct mail and emerging strategies such as interactive shopping and marketing over the Internet; and
•	realization of revenues and unexpected expenses.

The following discussion of our historical results of operations and liquidity and capital resources should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

We are a provider of high-quality outsourced customer relationship management services, offering customer interaction solutions that permit our clients to more effectively manage their relationships with their customers. At June 30, 2003, we operated approximately 7,400 workstations in our network of 14 customer interaction centers in the United States and Canada. During the quarter ended June 30, 2003, the relationship under which 144 workstations were managed by a third party in India was terminated. We are currently developing a new inbound site in Manila, the Philippines.

We have developed strategic relationships with market leaders in the telecommunications, financial services, insurance, technology, and logistics industries. Our client base includes Aegon, AT&T, Chase, Citibank, MCI, Microsoft, Nextel, SBC, UPS and others. We distinguish ourselves through our vertical industry expertise, well-trained workforce and integrated customized technology solutions designed to meet the rigorous demands of our clients.

We depend on several large clients for a significant portion of our net revenues. The following table summarizes the percent of net revenues from each client that represented at least 10% of net revenues for the three and nine months ended June 30, 2003 and 2002:

	Percentage of Net Revenues:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

MCI	34.9%	25.4%	34.3%	21.5%
Nextel	13.3%	14.2%	12.6%	11.4%
UPS	11.9%	*	12.3%	*
Microsoft	*	11.1%	*	12.7%
Aegon	*	12.8%	*	11.8%

*	Less than 10% of net revenues for the three and nine month periods ended June 30, 2003.

Most of our clients are not contractually obligated to continue to use our services at historic levels or at all. If any of these clients were to significantly reduce the amount of services we perform for them, fail to pay us, or were to terminate the relationship altogether, our revenues and business would be harmed.

We provide inbound and outbound CRM services to MCI under several agreements that expire in November 2006. MCI accounted for 25.8% of our net revenues in fiscal 2002 and 34.3% and 21.5% of our net revenues for the nine months ended June 30, 2003 and 2002, respectively. On July 21, 2002, WorldCom, the parent company of MCI, announced that it had filed for voluntary relief under Chapter 11 of the United States Bankruptcy Code.

The following table summarizes our MCI related charges during the three months ended June 30, 2002:

Charges recorded as a reduction in revenues:
Write-off of MCI related sales incentives		$2,116
Charges recorded in selling, general and administrative expenses:
Reserve for loan due from Specialized Teleservices, Inc.	1,011
Impairment charge - voice response unit	745

		1,756
Increase in provision for losses on receivables		3,797

Total charges		$7,669

Up-front cash payments and non-cash concessions were made to MCI to secure the execution of certain contracts. Due to the WorldCom bankruptcy filing, a portion of these sales incentives was determined to be impaired and no longer recoverable and a $2,116,000 charge was recorded as a reduction of revenues in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given By a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-09”). The $1,011,000 reserve against a loan due from Specialized Teleservices, Inc. (“STI”), which reduced the carrying value of the loan to $0, was required because STI derives all of its revenues from MCI, as further discussed in note 14 of the notes to the condensed consolidated financial statements. A $745,000 charge was recorded in selling, general and administrative expense to write off the remaining carrying value of a voice response unit application developed solely for MCI, since its carrying value was determined to be unrecoverable due to the WorldCom bankruptcy filing. As discussed below, the Company sold the voice response unit in March 2003 and recorded a gain of $473,000.

While we have continued to provide services to MCI, these events create uncertainty about our future business relationship with MCI, which, if not resolved in a manner favorable to us, could have an adverse impact on our future operating results and liquidity. In the event that our business relationship with MCI were to terminate, our contracts with MCI call for certain wind-down periods, as defined in such contracts, during which time we would seek new business volume. However, replacing lost MCI business volume is subject to significant uncertainty, could take substantially longer than the wind-down periods, and would be dependent on a variety of factors which management cannot predict at this time.

We believe we have adequately reserved for all exposure created as a result of the WorldCom bankruptcy, however, there can be no assurance that additional charges will not be required in the future. At June 30, 2003, we had $7,803,000 in accounts receivable from MCI, of which $4,652,000 were for services provided prior to the date of the WorldCom bankruptcy filing (the “Pre-Petition Receivables”) and $3,151,000 were for services provided subsequent to the bankruptcy filing. Our reserve against the Pre-Petition Receivables was $2,791,000, or 60%, at June 30, 2003. On January 17, 2003, we sold $3,286,000 of pre-petition accounts receivable from MCI to a third party for a cash payment of $1,314,000 that was received on February 3, 2003. No charge was recorded in connection with the sale of the receivables.

Four of our customer interaction centers provide all or a significant portion of their services to MCI. While we do not presently believe the property and equipment at these customer interaction centers is impaired, a significant decline in the level of services being provided to MCI as a result of the WorldCom bankruptcy filing could result in substantial operating costs being incurred with no related revenues and a significant charge associated with property and equipment impairment. The carrying value of property and equipment at the four customer interaction centers at June 30, 2003 was $14,873,000. Future operating lease commitments for the four customer interaction centers were $15,627,000 at June 30, 2003.

On April 1, 2003, all contracts with MCI for the provision of third party verification services were assigned to an unrelated third party (the “Assignee”) effective April 27, 2003. For the nine months ended June 30, 2003 and 2002, these contracts accounted for $3,912,000 and $9,150,000 respectively, of our consolidated net revenues. We entered into an agreement with the Assignee effective April 27, 2003 under which up to 250 seats in one of our customer interaction centers will be subleased to the Assignee (the “Sublease Agreement”) for $95,000 per month. The Assignee has the option to reduce the number of seats being leased in 50 seat increments by providing 60 days notice. Each 50-seat reduction results in a decrease in the monthly sublease payment of $19,000 per month. The Sublease Agreement expires on April 27, 2006 and may be terminated by either party with 30 days written notice. Revenues from the Sublease Agreement are reflected in results of operations as a reduction of operating expenses to the extent of our related sublease operating expenses with the landlord. Any excess of sublease revenues over sublease expenses resulting from the Sublease Agreement would be included in other income.

We had previously made up-front cash payments and non-cash incentives to MCI in connection with the third party verification contracts assigned. The remaining carrying value of these intangible assets at March 31, 2003 was no longer recoverable by us due to the assignment of the contracts and a charge of $1,326,000 was recorded as a reduction of consolidated net revenues in the quarter ended March 31, 2003 in accordance with the provision of EITF 01-09.

In March 2003, we sold the voice response unit application developed for MCI, which was written off in the third quarter of 2002, to the Assignee in exchange for a $500,000, non-interest bearing note. The note is payable to us in 12 monthly installments commencing in June 2003. We recorded a gain in selling, general and administrative expense equal to the present value of the note of $473,000 and interest income will be imputed until the note matures in May 2004. We originally acquired the voice response unit application to provide third party verification services to MCI.

On July 25, 2003, we entered into a Settlement Agreement and Mutual Release with WorldCom (the “Settlement Agreement”), which was approved by the United States Bankruptcy Court Southern District of New York (the “Bankruptcy Court”) on August 5, 2003, but remains subject to a ten day appeal period, under which:

•	WorldCom assumed two existing contracts with us for the provision of CRM services and agreed to make a cure payment of $4,652,000 for full and final satisfaction of any and all pre-petition claims (the “MCI Payment”);
•	We executed a new agreement with MCI for the provision of telecommunication services (the “New MCI Contract”) to replace certain prior agreements for the provision of telecommunication services (the “Old MCI Contracts”), which New MCI Contract may be terminated by us if the MCI Payment is not made on or before October 31, 2003; and
•	We agreed to pay WorldCom an aggregate payment of $3,494,000 (the “RMH Payment”) which includes $1,800,000 for volume shortfalls under the Old MCI Contracts.

The New MCI Contract, which was executed on July 25, 2003, is for a term of two years and contains a minimum purchase requirement of $1,500,000 in the first year that may be increased to $1,800,000 in the second year. Management currently projects that our call volume will be sufficient to meet the minimum purchase requirements under the New MCI Contract. The RMH Payment of $3,494,000 was previously accrued and is included in accounts payable and accrued expenses and other current liabilities as of June 30, 2003 in the accompanying condensed consolidated balance sheet.

During the quarter ended March 31, 2003, we commenced a plan to close three customer interaction centers in the United States due to a decline in outbound CRM services. The restructuring plan is expected to be complete in the fourth quarter of fiscal 2003. Asset impairment charges of $1,919,000 and $8,000 were recorded in the second quarter and third quarter of fiscal 2003, respectively, for the amount by which the carrying amount of the property and equipment at these customer interaction centers exceeded fair value. During the third quarter of fiscal 2003, we sold property and equipment that had been classified as held-for-sale at March 31, 2003 for cash proceeds of $600,000. We also incurred one-time termination benefits of $349,000, contract termination costs of $203,000, and other associated costs of $393,000 in the third quarter of fiscal 2003. We anticipate that we will incur contract termination costs of $10,000 and other associated costs of $38,000 in the fourth quarter of fiscal 2003. All of these costs relate to our outbound segment.

During the quarter ended June 30, 2002, we recorded a $4,607,000 restructuring charge in connection with a plan designed to reduce our cost structure by closing six customer interaction centers, resulting in the abandonment of fixed assets and a reduction in workforce. No severance was paid to employees in connection with this restructuring. In the fourth quarter of 2002, the restructuring charge was adjusted by $572,000 since alternative uses were found for certain assets that were previously written off. The restructuring plan was completed in 2002. The restructuring costs include customer interaction center closure costs, which are the estimated costs for closing the customer interaction centers, including obligations under signed real estate lease agreements and the write-off of leasehold improvements and the net book value of certain fixed assets.

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

We have previously entered into agreements with our telephone long distance carriers that are subject to annual minimum purchase requirements. For certain agreements, we projected that we will fail to meet the annual minimum purchase requirements. These shortfalls have arisen primarily as a result of the site closures discussed in note 7 of the notes to the condensed consolidated financial statements and the decline in the amount of outbound CRM services provided by us. We recorded accruals of $2,322,000 and $86,000 in the second and third quarters of 2003, respectively, for obligations related to total projected shortfalls of $608,000 with one of our carriers (“Carrier A”) and $1,800,000 with MCI.

During the third quarter of fiscal 2003, we amended our contract with Carrier A to extend our contract for a period of two years and received a waiver of the $608,000 volume shortfall under the original contract. The $608,000 volume shortfall waived is being amortized as a reduction of telecommunications expense over the two year term of the amended contract. While the amended contract with Carrier A contains a monthly minimum purchase requirement of $175,000, we currently project that our call volume will be sufficient to meet this monthly minimum. To the extent we purchase services in excess of the $175,000 minimum purchase requirement, 35% of the amount exceeding the minimum must be purchased from Carrier A to the extent Carrier A provides such services at rates that are competitive with the industry.

On July 25, 2003 we executed the New MCI Contract for the provision of telecommunication services to replace the Old MCI Contracts under which the $1,800,000 shortfall had arisen. In connection with the Settlement Agreement, we will pay to WorldCom the RMH Payment of $3,494,000, which will include $1,800,000 for the volume shortfalls under the Old MCI Contracts. The $1,800,000 payment is included in accrued expenses and other current liabilities at June 30, 2003 in the accompanying condensed consolidated balance sheets. The New MCI Contract is for a term of two years and contains a minimum purchase requirement of $1,500,000 in the first year that may be increased to $1,800,000 in the second year. Management currently projects that the Company’s call volume will be sufficient to meet the minimum purchase requirements under the New MCI Contract.

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

The EITF reached a consensus in EITF 00-14, “Accounting for Certain Sales Incentives” (“EITF 00-14”). EITF 00-14 requires that when recognized, the reduction in or refund of the selling price of a product or service resulting from certain sales incentives should be classified as a reduction in revenues. We adopted EITF 00-14, as codified by EITF No. 01-09, “Accounting for Consideration Given By a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” on October 1, 2001.

In connection with the provision of inbound and outbound CRM services to our customers, we incur costs to train our CRM representatives. Training programs relate to both program start-up training in connection with new CRM programs (“Startup Training”) and attrition related training for existing CRM programs (“Attrition Training”). We may bill some of our customers for the costs incurred under these training programs based on the terms in the contract. Training revenue is integral to CRM revenues being generated over the course of a contract and cannot be separated as a discrete earning process under SEC Staff Accounting Bulletin No. 101. As a result, all training revenues are deferred. Startup Training revenues are amortized over the term of the customer contract, except for customers with contracts of less than one year, for which Startup Training is amortized over the estimated period of benefit, which approximates 12 months. Attrition Training revenues are amortized over the average employment of a telephone service representative. Direct costs associated with providing Startup Training and Attrition Training, which consist exclusively of salary and benefit costs, are also deferred and amortized over a time period consistent with the deferred training revenues. When we terminate a business relationship with one of our customers, the unamortized deferred training revenue and unamortized deferred direct costs associated with that customer are immediately recognized.

Allowance for doubtful accounts—We assess the likelihood of collection based on a number of factors including a client’s collection history and credit-worthiness. If collection is not reasonably assured, the revenue is deferred and recognized when collection becomes reasonably assured. We make estimates of potential future charges against current period revenue. Management analyzes historical sales dilution when evaluating the adequacy of the reserve for sales allowances, which is a component of our allowance for doubtful accounts. Similarly, our management must make estimates of the collectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

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

Accounting for income taxes—We account for income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are not expected to be realized.

Stock based compensation—As permitted by SFAS No.123, “Accounting for Stock Based Compensation,” we measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no accounting recognition is given to stock options issued to employees that are granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to shareholders’ equity. Stock options issued to non-employees are recorded at fair value at the date of grant. Fair value is determined using the Black-Scholes method and the expense is amortized over the vesting period.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net Revenues—Net revenues increased $12,107,000 or 21.4% to $68,714,000 in the third quarter of fiscal 2003 from $56,607,000 in the third quarter of fiscal 2002. This increase was the result of the following:

Net increase in revenue from top four customers	$17,415,000
Decline in business volume with five customers in the financial services industry	(4,820,000)
Other, net	(488,000)

$12,107,000

The primary driver for the increase in our net revenues was a 19.9% increase in billable hours. The decline in business volume with five customers in the financial services industry is primarily due to the timing of telemarketing campaigns, reductions in outsourcing associated with current economic conditions, and our strategic shift from outbound to inbound services.

Our net revenues from MCI were $23,991,000 and $14,344,000 during the quarters ended June 30, 2003 and 2002, respectively. While we have continued to provide services to MCI and expect to do so in the future, the WorldCom bankruptcy filing creates uncertainty about our future business relationship with MCI, which, if not resolved in a manner favorable to us, could have an adverse impact on our future operating results.

Net revenues from our inbound segment increased $17,572,000 or 60.0% to $46,856,000 in the third quarter of fiscal 2003 from $29,284,000 in the third quarter of fiscal 2002. This increase was due to a 60.7% increase in inbound segment billable hours driven by our focus on shifting our revenue base to include more inbound services. During the same period, revenues from our outbound segment decreased $5,465,000 or 20.0% to $21,858,000 from $27,323,000. Outbound segment billable hours decreased by 18.8%.

Cost of Services—Cost of services increased $12,164,000 or 25.6% to $59,632,000 in the third quarter of fiscal 2003 from $47,468,000 in the third quarter of fiscal 2002. The increase is primarily the result of the increased direct labor and telecommunications costs to support our increased net revenues. As a percentage of net revenues, cost of services were 86.8% and 83.9% of net revenues in third quarter of fiscal 2003 and 2002, respectively. This increase is due primarily to unfavorable currency exchange rates between the United States and Canada that have resulted in higher operating costs in Canada to support clients in the United States.

Selling, General and Administrative—Selling, general and administrative expenses declined $2,076,000 or 14.7% to $12,057,000 in the third quarter of fiscal 2003 from $14,133,000 in the third quarter of fiscal 2002. Selling, general and administrative expense as a percentage of net revenues was 17.5% and 25.0% in the third quarter of fiscal 2003 and 2002, respectively. A portion of the decline in expense levels as a percentage of net revenues is the result of a $1,011,000 charge in the third quarter of fiscal 2002 to reserve against a loan due from Specialized Teleservices, Inc. because that client derives all of its revenues from MCI (see note 14), and a $745,000 charge in the third quarter of fiscal 2002 to write off the remaining carrying value of a voice response unit application since its carrying value was determined to be unrecoverable due to the WorldCom bankruptcy filing.

Provision for Losses on Receivables—The provision for losses on receivables declined from $3,797,000 in the third quarter of fiscal 2002 to a credit of $21,000 in the third quarter of fiscal 2003. In the third quarter of fiscal 2002, we recorded a charge of $3,797,000 to reserve for amounts due from MCI. There were no significant charges in the 2003 period.

Impairment and Restructuring Charges—During the third quarter of fiscal 2003, we recorded $953,000 in restructuring charges associated with our plan to close three outbound customer interaction centers in the United States. During the third quarter of fiscal 2002, we recorded a $4,607,000 restructuring charge in connection with the planned closure of six outbound customer interaction centers in the United States. See the discussion in note 7 of the notes to the condensed consolidated financial statements.

Operating Loss—Our operating loss declined $9,491,000 to $3,907,000 in the third quarter of fiscal 2003 from $13,398,000 in the third quarter of fiscal 2002. The improvement is due primarily to $7,669,000 in MCI related charges in the third quarter of fiscal 2002 and a $3,654,000 decline in restructuring charges from the third quarter of fiscal 2002 to fiscal 2003. This was offset, to an extent, by higher cost of services related to unfavorable currency exchange rates between the United States and Canada that have resulted in higher operating costs in Canada to support clients in the United States.

Our inbound segment had operating income of $543,000 in the third quarter of fiscal 2003 and an operating loss of $3,241,000 in the third quarter of fiscal 2002. This improvement is due to $7,669,000 in MCI related charges in the third quarter of fiscal 2002 that were attributable to the inbound segment, offset by higher cost of services related to unfavorable currency exchange rates between the United States and Canada that have resulted in higher operating costs in Canada to support clients in the United States. Our outbound segment had operating losses of $4,450,000 and $10,157,000, respectively, in the third quarters of fiscal 2003 and 2002. The decline in the operating loss for the outbound segment was due primarily to a $3,654,000 decrease in impairment and restructuring charges associated with this segment and a reduction in costs associated with the less efficient sites that were closed in connection with the outbound site closures initiated in June 2002 and March 2003.

Other Income (Expense) —The $243,000 in other income in the third quarter of fiscal 2003 and $85,000 in other expense in the third quarter of fiscal 2002 relate entirely to the change in the time value of our foreign currency call options in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We initially entered into foreign currency call options during the first quarter of fiscal 2002, as further discussed in note 12 of the notes to the condensed consolidated financial statements.

Interest Expense—Interest expense decreased $274,000 or 30.2% to $632,000 in the third quarter of fiscal 2003 from $906,000 in the third quarter of fiscal 2002. The decrease is primarily attributable to lower interest rates and fees under our Revolver (as defined below) that was secured in September 2002 and a reduction in amounts outstanding under our capital leases during the third quarter of fiscal 2003 compared with the third quarter of fiscal 2002. See further discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Income Tax Benefit—Due to the magnitude of our losses in 2001 and a number of other factors, it was concluded that the available objective evidence created sufficient uncertainty regarding the realizability of our deferred tax assets and a full valuation allowance was recorded during the third quarter of fiscal 2001. As a result of the valuation allowance on our deferred tax assets, we continued to have no tax expense or benefit for the third quarter of fiscal 2003 or the third quarter of fiscal 2002.

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

Net Revenues—Net revenues increased $45,645,000 or 26.2% to $220,096,000 for the first nine months of fiscal 2003 from $174,451,000 in the first nine months of fiscal 2002. This increase was the result of the following:

Net increase in revenue from top four customers	$73,890,000
Termination of business with Provell, Inc.	(4,289,000)
Decline in business volume with six customers in the financial services industry	(18,326,000)
Termination of business with Qwest	(2,028,000)
Other, net	(3,602,000)

$45,645,000

The primary driver for the increase in our net revenues was a 26.7% increase in billable hours. The termination of business with Provell, Inc. is due to its May 9, 2002 bankruptcy filing. The decline in business volume with six customers in the financial services industry is due primarily to the timing of telemarketing campaigns, reductions in outsourcing associated with current economic conditions, and our strategic shift from outbound to inbound services.

Our net revenues from MCI were $75,567,000 and $37,431,000 during the nine months ended June 30, 2003 and 2002, respectively. While we have continued to provide services to MCI and expect to do so in the future, the WorldCom bankruptcy filing creates uncertainty about our future business relationship with MCI, which, if not resolved in a manner favorable to us, could have an adverse impact on our future operating results.

Net revenues from our inbound segment increased $67,275,000 or 83.6% to $147,785,000 in the first nine months of 2003 from $80,510,000 in the first nine months of 2002. This increase was due to a 92.6% increase in inbound segment billable hours driven by our focus on shifting our revenue base to include more inbound services. During the same period, revenues from our outbound segment decreased $21,630,000 or 23.0% to $72,311,000 from $93,941,000. Outbound segment billable hours decreased by 20.2%.

Cost of Services—Cost of services increased $41,544,000 or 29.5% to $182,497,000 for the first nine months of fiscal 2003 from $140,953,000 for the first nine months of fiscal 2002. The increase is primarily the result of the increased direct labor and telecommunications costs to support our increased net revenues. As a percentage of net revenues, cost of services were 82.9% and 80.7% of net revenues for the first nine months of fiscal 2003 and 2002, respectively. This increase is due primarily to unfavorable currency exchange rates between the United States and Canada that have resulted in higher operating costs in Canada to support clients in the United States. Cost of services in the second quarter of fiscal 2003 also includes $2,322,000 to accrue for projected shortfalls in annual minimum purchase requirements with our telephone long distance carriers which arose during the quarter and a $520,000 charge related to the resolution of a billing dispute with one of our telecommunication vendors, as further discussed in note 8 of the notes to the consolidated financial statements. There were no similar telecommunication charges in the fiscal 2002 period.

Selling, General and Administrative—Selling, general and administrative expenses decreased $982,000 or 2.6% to $36,311,000 for the first nine months of fiscal 2003 from $37,293,000 for the first nine months of fiscal 2002. Included in the first nine months of fiscal 2002 was a $2,123,000 charge associated with the sale of common stock and warrants in October 2001 at a discount to three companies controlled by an existing significant shareholder and family member of one of our directors as approved by a special committee of the board of directors (see note 10), a $1,011,000 charge in the third quarter of fiscal 2002 to reserve against a loan due from Specialized Teleservices, Inc. (see note 14), and a $745,000 charge in the third quarter of fiscal 2002 to write off the remaining carrying value of a voice response unit application since its carrying value was determined to be unrecoverable due to the WorldCom bankruptcy filing.

Provision for Losses on Receivables—The provision for losses on receivables declined from $6,929,000 in the first nine months of fiscal 2002 to $1,018,000 in the first nine months of fiscal 2003. The decline is primarily due to a charge of $2,762,000 recorded in the second quarter of fiscal 2002 to write off amounts due from Provell, Inc. due to its May 9, 2002 filing for bankruptcy and a charge of $3,797,000 to reserve for amounts due from MCI in the third quarter of fiscal 2002.

Impairment and Restructuring Charges— During the first nine months of fiscal 2003, we recorded $2,872,000 in restructuring charges associated with our plan to close three outbound customer interaction centers in the United States. During the first nine months of fiscal 2002, we recorded a $4,607,000 restructuring charge in connection with the planned closure of six outbound customer interaction centers in the United States. See the discussion in note 7 of the notes to the condensed consolidated financial statements.

We closed a quality center and recorded a $30,000 charge for future payments associated with the termination of the facility lease and related utility costs during the first quarter of fiscal 2003.

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

Operating Loss— Our operating loss declined $12,397,000 to $2,632,000 in the first nine months of fiscal 2003 from $15,029,000 in the first nine months of fiscal 2002. The improvement is due primarily to $7,669,000 in MCI related charges in the third quarter of fiscal 2002, a charge of $2,762,000 recorded in the second quarter of fiscal 2002 to write off amounts due from Provell, Inc. due to its May 9, 2002 filing for bankruptcy, a $2,123,000 charge associated with the sale of common stock and warrants in October 2001 at a discount to three companies controlled by an existing significant shareholder and family member of one of our directors as approved by a special committee of the Board of Directors (see note 10 of the notes to the condensed consolidated financial statements), and a $1,403,000 decline in restructuring charges from fiscal 2002 to fiscal 2003. This was offset, to an extent, by higher cost of services related to unfavorable currency exchange rates between the United States and Canada that have resulted in higher operating costs in Canada to support clients in the United States.

Our inbound segment had operating income of $12,557,000 in the first nine months of fiscal 2003 and an operating loss of $518,000 in the first nine months of fiscal 2002. This growth is due to the 83.6% growth in inbound segment revenues and $7,669,000 in MCI related charges in the third quarter of fiscal 2002 that were attributable to the inbound segment. These factors were offset by unfavorable exchange rates between the United States and Canada. Our outbound segment had operating losses of $15,189,000 and $14,511,000, respectively, in the first nine months of fiscal years 2003 and 2002. While there was a $1,403,000 decline in restructuring costs in the outbound segment, this was offset by declining margins and unfavorable exchange rates between the United States and Canada.

Other Income (Expense)— The $63,000 in other income in the first nine months of fiscal 2003 and $302,000 in other expense in the first nine months of fiscal 2002 relate entirely to the change in the time value of our foreign currency call options in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We initially entered into foreign currency call options during the first quarter of fiscal 2002, as further discussed in note 12 of the notes to the condensed consolidated financial statements.

Interest Expense—Interest expense decreased $289,000 or 11.7% to $2,173,000 for the first nine months of fiscal 2003 from $2,462,000 for the first nine months of fiscal 2002. The decrease is primarily attributable to lower interest rates and fees under our Revolver that was secured in September 2002 and a reduction in amounts outstanding under our capital leases. See further discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Income Tax Benefit—Due to the magnitude of our losses in 2001 and a number of other factors, it was concluded that the available objective evidence created sufficient uncertainty regarding the realizability of our deferred tax assets and a full valuation allowance was recorded during the third quarter of fiscal 2001. As a result of the valuation allowance on our deferred tax assets, we continued to have no tax expense or benefit for the first nine months of fiscal 2003 or fiscal 2002.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash flow from operations, borrowings under our credit and lease facilities and proceeds from sales of securities in the capital markets. On September 4, 2002, we entered into a three-year, $25,000,000 revolving credit facility (the “Revolver”) with Foothill Capital Corporation (“Foothill”), a wholly owned subsidiary of Wells Fargo & Company. We perform services for Wells Fargo & Company, which amounted to less than 1% of consolidated net revenues for fiscal 2002 and for the three and nine months ended June 30, 2003.

Amounts available under the Revolver are subject to a borrowing base calculation (as defined) based on a percentage of eligible accounts receivable (as defined). Based on our borrowing base, as of June 30, 2003, we could borrow up to an additional $2,473,000 under the Revolver. Foothill has been granted a continuing security interest in substantially all of our assets. The Revolver contains certain restrictive covenants including a minimum EBITDA requirement (as defined) and places limits on the amount of capital expenditures that can be made by us (excluding capital leases). We were not in compliance with the EBITDA requirement at June 30, 2003, but have received a waiver from Foothill for this violation. In addition, the Revolver was amended to reduce the EBITDA requirement at September 30, 2003. In the event that there are future violations of the EBITDA requirement, management will be required to either obtain a waiver or amend the covenant requirement. Interest under the Revolver is at Foothill’s prime rate plus 150 basis points (the “Base Rate Margin”) or 5.75% at June 30, 2003. In the event that we achieve certain levels of EBITDA (as defined) during our fiscal years, beginning with the fiscal year ended September 30, 2002, we are eligible for a reduction in the Base Rate Margin. Where EBITDA for the immediately preceding fiscal year exceeds $25,000,000 we have the option to have interest on all or a portion of the advances under the Revolver charged at a rate of interest equal to LIBOR plus 275 basis points. We were not eligible for this option based on our fiscal 2002 operating results. Outstanding borrowings under the Revolver are guaranteed by our subsidiaries. We had $3,105,000 in outstanding borrowings under the Revolver at June 30, 2003.

Amounts initially borrowed under the Revolver were used to pay down our credit facility (the “Credit Facility”) with PNC Bank, National Association (“PNC”). We lease certain property and equipment from an affiliate of PNC under the terms of a separate master lease agreement (“Master Lease”). Under the terms of the Master Lease, the restrictive covenants in the Credit Facility became incorporated into the provisions of the Master Lease upon termination of the Credit Facility in September 2002. We entered into a separate agreement with PNC under which PNC agreed not to enforce any of the financial covenants that became incorporated into the provisions of the Master Lease until March 1, 2003. In the event the Master Lease was still in effect at March 1, 2003, PNC agreed to permanently waive the covenants when we pledged and delivered cash collateral of $1,000,000. Under the terms of a separate agreement, PNC waived any covenant violations and the requirement that we deliver cash collateral during March 2003. We provided PNC with $1,000,000 in cash collateral on April 3, 2003 and the covenants were permanently waived. In June 2003, the $1,000,000 in cash collateral was utilized to fund, in part, a $1,014,000 payment to PNC to extinguish obligations under certain capital leases.

We incurred significant losses in fiscal 2002 and 2001 and the nine months ended June 30, 2003 primarily as a result of bad debt expenses, impairment and restructuring charges, a charge associated with projected minimum purchase requirements under agreements with telephone long distance carriers (see note 8) related to the migration from outbound to inbound CRM services, underutilization of capacity, and unfavorable currency exchange rates between the United States and Canada which have resulted in higher operating costs in Canada to support clients in the United States. In addition, we had a working capital deficit of $10,824,000 at June 30, 2003. Our ability to meet our financial obligations and make planned capital expenditures will depend on our future operating performance, which will be subject to financial, economic and other factors affecting our business and operations, including factors beyond our control, and our ability to remain in compliance with the restrictive covenants under the Revolver. We were not in compliance with the minimum EBITDA requirement under the Revolver at June 30, 2003, but have received a waiver for this violation. Management believes that available cash and cash equivalents, together with expected cash flows from operations and the availability of $2,473,000 under our credit facility, will be sufficient to fund our future operations and other cash requirements through September 30, 2003. We are exploring an expansion of the borrowing capacity under our credit facility and other financing alternatives to meet our future cash requirements.

We have previously entered into agreements with our telephone long distance carriers that are subject to annual minimum purchase requirements. For certain agreements, we projected that we will fail to meet the annual minimum purchase requirements. These shortfalls have arisen primarily as a result of the site closures discussed in note 7 of the notes to the condensed consolidated financial statements and the decline in the amount of outbound CRM services provided by us. We recorded accruals of $2,322,000 and $86,000 in the second and third quarters of 2003, respectively, for obligations related to total projected shortfalls of $608,000 with one of our carriers (“Carrier A”) and $1,800,000 with MCI.

During the third quarter of fiscal 2003, we amended our contract with Carrier A to extend our contract for a period of two years and received a waiver of the $608,000 volume shortfall under the original contract. The $608,000 volume shortfall waived is being amortized as a reduction of telecommunications expense over the two year term of the amended contract. While the amended contract with Carrier A contains a monthly minimum purchase requirement of $175,000, we currently project that our call volume will be sufficient to meet this monthly minimum. To the extent we purchase services in excess of the $175,000 minimum purchase requirement, 35% of the amount exceeding the minimum must be purchased from Carrier A to the extent Carrier A provides such services at rates that are competitive with the industry.

On July 25, 2003 we executed the New MCI Contract for the provision of telecommunication services to replace the Old MCI Contracts under which the $1,800,000 shortfall had arisen. In connection with the Settlement Agreement, we will pay to WorldCom the RMH Payment of $3,494,000, which will include $1,800,000 for the volume shortfalls under the Old MCI Contracts. The $1,800,000 payment is included in accrued expenses and other current liabilities at June 30, 2003 in the accompanying condensed consolidated balance sheets. The New MCI Contract is for a term of two years and contains a minimum purchase requirement of $1,500,000 in the first year that may be increased to $1,800,000 in the second year. Management currently projects that the Company’s call volume will be sufficient to meet the minimum purchase requirements under the New MCI Contract.

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

During the quarter ended March 31, 2003, we commenced a plan to close three customer interaction centers in the United States due to a decline in outbound CRM services. The restructuring plan is expected to be completed in the fourth quarter of fiscal 2003. Asset impairment charges of $1,919,000 and $8,000 were recorded in the second quarter and third quarter of fiscal 2003, respectively, for the amount by which the carrying amount of the property and equipment at these customer interaction centers exceeded fair value. During the third quarter of fiscal 2003, we sold property and equipment that had been classified as held-for-sale at March 31, 2003 for cash proceeds of $600,000. We also incurred one-time termination benefits of $349,000, contract termination costs of $203,000, and other associated costs of $393,000 in the third quarter of fiscal 2003. We anticipate that we will incur contract termination costs of $10,000 and other associated costs of $38,000 in the fourth quarter of fiscal 2003. All of these costs relate to our outbound segment.

Net cash provided by operating activities was $14,830,000 and $13,743,000, respectively, in the first nine months of fiscal 2003 and 2002. Part of the change was due to a $13,046,000 improvement in our results of operations from a loss of $17,732,000 during the first nine months of fiscal 2002 to a loss of $4,685,000 during the first nine months of fiscal 2003. This was offset by a $7,008,000 decrease in cash inflows associated with accounts payable, accrued expenses and other current liabilities related to the timing of our cash disbursements. Our results of operations during the first nine months of 2003 and 2002 also included certain expenses that had no impact on our cash flow. These non-cash expenses decreased $5,424,000 from the first nine months of fiscal 2002 to 2003, resulting in a smaller amount being added back to our net loss during the first nine months of 2003. The most significant non-cash expenses during the first nine months of 2003 included $2,902,000 in impairment and restructuring charges associated with the planned closure of three customer interaction centers, $1,824,000 in amortization related to up-front cash payments and non-cash concessions to customers, and $11,592,000 in depreciation and amortization. The most significant non-cash expenses during the first nine months of 2002 included $4,305,000 in impairment and restructuring charges, a $2,123,000 charge associated with the sale of common stock and warrants in October 2001 at a discount to three companies controlled by an existing significant shareholder and family member of one of our directors as approved by a special committee of the board of directors (see note 10 of the notes to the condensed consolidated financial statements) and $10,594,000 in depreciation and amortization.

Our net cash used in investing activities was $7,675,000 in the first nine months of fiscal 2003 compared to $12,660,000 in the first nine months of fiscal 2002. Investing activities for the first nine months of 2003 consisted almost entirely of capital expenditures that will continue to be required in connection with the growth of our CRM operations. Investing activities for the first nine months of fiscal 2002 also includes a cash outflow associated with the issuance of employee notes of $790,000 as further discussed in note 10 of the notes to the condensed consolidated financial statements.

Financing activities used $7,838,000 of cash in the first nine months of fiscal 2003 compared with a source of cash of $1,177,000 in the first nine months of fiscal 2002. The increase in the use of cash was due primarily to the repayment of $441,000 under the Revolver. During the first nine months of fiscal 2002, we borrowed $9,758,000 under our credit facility. In addition, during the first nine months of 2002 we raised $3,181,000 through the sale of our common stock and related warrants as further discussed below. We also repaid $5,000,000 to a related party as further discussed in note 14 of the notes to the condensed consolidated financial statements.

On October 26, 2001, three companies controlled by an existing significant shareholder and family member of one of the Company’s directors acquired 217,804 shares of common stock for a purchase price per share of $9.64 with warrants to purchase an additional 72,601 shares of common stock as approved by a special committee of the board of directors, generating net cash proceeds of $1,750,000. Additional warrants to purchase 10,890 shares of common stock were also issued to the respective investors to cover a portion of the transaction costs. The warrants have an exercise price of $12.00 per share and expire in 2006. Based on the Company’s closing stock price of $14.83 on October 25, 2001, the acquiring shareholders received a total discount of $1,139,000 on the transaction. The fair market value of the 83,491 warrants issued was calculated as $984,000 using a Black-Scholes option pricing model based on the following assumptions: weighted-average risk-free interest rate of 3.89%; expected weighted-average life of 5.0 years; dividend yield of zero; and volatility of 104.5%. The stock discount and fair value of the warrants issued resulted in a total charge of $2,123,000 which is reflected in selling, general and administrative expense in the accompanying statements of operations for the nine months ended June 30, 2002.

During the three months ended December 31, 2002, we entered into an unsecured note payable with the landlord of one of our customer interaction centers for $600,000 Canadian dollars ($445,000 U.S. dollars at June 30, 2003) to finance leasehold improvements. The note bears interest at 8% and is payable monthly through December 2007. The outstanding balance on the note was $408,000 U.S. dollars at June 30, 2003.

On December 21, 2000, RMH Teleservices International Inc. issued an $800,000 Canadian dollar unsecured note (approximately $593,000 U.S. dollars at June 30, 2003) to fund the construction of a customer interaction center. The note, payment of which is guaranteed by RMH Teleservices, Inc., bears interest at 6%, is payable monthly and matures in 2006. The outstanding balance on the note was $348,000 U.S. dollars at June 30, 2003.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement eliminates the required classification of gain or loss on extinguishments of debt as an extraordinary item of income and states that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations.” This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various other technical corrections to existing pronouncements. We adopted the provisions of SFAS No. 145 during 2002, which had no impact on our consolidated financial position, results of operations or disclosures.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” which applied through December 31, 2002. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity’s commitment to an exit plan. We adopted the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. See note 7 of the notes to the condensed consolidated financial statements.

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

The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. We adopted the disclosure requirements of FIN 45 in the quarter ended December 31, 2002, which had no impact on our consolidated financial statements. We adopted the initial recognition and initial measurement provisions of FIN 45 in our quarter ended March 31, 2003, which had no impact on our consolidated financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We adopted the disclosure requirements and the consolidation requirements for entities created after January 31, 2003 in the second quarter of 2003, which had no impact on our consolidated financial statements. The adoption of the consolidation requirements for existing entities in the fourth quarter of 2003 is not expected to impact our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. We expect that the adoption of SFAS No. 149 in the fourth quarter of 2003 will have no impact on our financial position, results of operations or disclosures.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. We expect that the adoption of SFAS No. 150 in the fourth quarter of 2003 will have no impact on our financial position, results of operations or disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk—We have exposure to changing interest rates and are not currently engaged in hedging activities to mitigate this risk. Interest on the variable rate debt outstanding under the Revolver bears interest at Foothill’s prime rate plus 150 basis points. At June 30, 2003 there were $3,105,000 of outstanding borrowings under the Revolver. At our current borrowing level under the Revolver, a 1% change in the interest rate will have an effect of $31,050 on our interest expense on an annual basis. Our obligations under capital leases represent fixed rate indebtedness with rates ranging from 6.1% to 11.0%. We had $10,860,000 in long-term capital lease obligations outstanding at June 30, 2003. Changes in prevailing interest rates will not impact the amounts of expense we record under our existing capital lease obligations.

Foreign currency exchange rate risk—We are exposed to foreign currency fluctuation relating to our Canadian subsidiary, RMH Teleservices International Inc. (“RMH International”). In order to partially hedge our cash flow economic exposure in Canada, in November 2001 we entered into a collar arrangement with a commercial bank for a series of puts and calls for a fixed amount of Canadian dollars (the “Collar”) for an up-front payment of $335,000. Under this arrangement we had the option to purchase $3,000,000 Canadian dollars at a fixed rate in two-week intervals covering 52 weeks in the event the exchange rate dropped below a set minimum or “floor” rate. Conversely, we were required to sell the same amount of Canadian dollars to the bank if the exchange rate were to increase above a set maximum or “ceiling” rate. As a result of this arrangement, our foreign currency risk for the fixed amount outside the collar was eliminated. We designated the Collar as a cash flow hedge and recorded it at its estimated fair value. Changes in the time value component of the Collar were excluded from the measurement of hedge effectiveness and are reported directly in earnings.

The Collar expired in November 2002, at which time we entered into a series of call options to buy $2,000,000 Canadian dollars every two weeks through May 2003 (the “Options”). Under this arrangement, we have the option to purchase a fixed amount of Canadian dollars at a fixed rate in two-week intervals. We made a $162,000 up-front payment in connection with the Options, which have been designated as a cash flow hedge. Changes in the time value component of the Options were excluded from the measurement of hedge effectiveness and were reported directly in earnings.

Upon the expiration of the Options in May 2003, we entered into a series of call options with varying expiration dates to acquire $7,000,000 Canadian dollars on a bi-weekly basis through November 2003 to fund payroll, $1,000,000 Canadian dollars on a monthly basis to fund customer interaction center rent payments through May 2004, $500,000 Canadian dollars on a weekly basis to fund accounts payable through May 2004, and $1,100,000 Canadian dollars on a periodic basis to fund equipment lease payments through May 2004 (the “Call Options”). We made a $424,000 up-front payment in connection with the Call Options, which have been designated as a cash flow hedge. Changes in the time value component of the Call Options are excluded from the measurement of hedge effectiveness and are reported directly in earnings. The carrying value of the Call Options at June 30, 2003 is $751,000 and is recorded in prepaid expenses and other current assets. The effective portion of the change in the fair value of the Call Options of $87,000 is included in other comprehensive loss.

ITEM 4.	CONTROLS AND PROCEDURES

Our chief executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “Evaluation Date”) and, based on that evaluation, concluded that, as of the Evaluation Date, the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required.

Except as discussed below, there has been no change in our internal control over financial reporting during our quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with its audit of our consolidated financial statements for the year ended September 30, 2002, Deloitte & Touche LLP identified certain internal control deficiencies that were communicated to the Audit Committee of our Board of Directors. Our internal controls related to tracking, reconciling and maintaining inventory records of fixed assets, accounting for internal use software and evaluating the nature and classification of leases were determined to be material weaknesses as defined in Statement on Auditing Standards No. 60, “Communication of Internal Control Related Matters Noted in an Audit,” and resulted in certain restatement adjustments for our fiscal years ended September 30, 2001 and 2000 as described in note 15 of the notes to the condensed consolidated financial statements. In addition, internal controls related to reconciling certain internal revenue reports, accounting policies and procedures, documentation surrounding government incentives, documentation related to transfers and disposals of fixed assets, fixed asset cutoff procedures, the allowance for doubtful accounts and certain tax matters were determined to be reportable conditions.

In order to ensure that these disclosure and internal control deficiencies did not result in material misstatements of our condensed consolidated financial statements for the three and nine months ended June 30, 2003, we have allocated additional resources in the area of fixed assets and improved our month-end closing procedures, implemented a review process for all internal use software capitalized and for all new lease agreements, revised the methodology for calculating our allowance for doubtful accounts, improved our procedures for tracking and recording government incentives, and improved our process for evaluating and documenting the need for a valuation allowance on our deferred tax assets. We are in the process of taking corrective actions with respect to reconciling certain internal revenue reports, enhancing our accounting policies and procedures, and implementing further enhancements to our controls over fixed assets.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have from time to time become involved in litigation incidental to our business activities. However, we are not currently subject to any material legal proceedings.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

a.           None.

b.          None.

c.           None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.           Exhibits

See attached.

b.          Reports on Form 8-K:

(1)	Current Report on Form 8-K dated April 24, 2003 and filed April 25, 2003, furnishing under Item 9 certain of our financial results and other data for the quarter ended March 31, 2003.
(2)	Current Report on Form 8-K dated April 30, 2003 and filed May 1, 2003, furnishing under Item 9 our financial results and other data for the quarter ended March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ JOHN A. FELLOWS	Director and Chief Executive Officer (Principal Executive Officer)	August 13, 2003

John A. Fellows

/s/ JOHN R. SCHWAB	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 13, 2003

John R. Schwab

/s/ ANDREW I. BRONSTEIN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 13, 2003

Andrew I. Bronstein

EXHIBIT INDEX

Exhibit No

10.1	Employment Agreement between the Company and John R. Schwab dated June 11, 2003

10.2	Employment Agreement between the Company and Deborah C. Lofton dated June 5, 2003

10.3	Fourth Amendment To, and Waiver Under, Loan and Security Agreement between the Company and Wells Fargo Foothill, Inc. (Formerly know as Foothill Capital Corporation) dated July 25, 2003

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002