Form 10-K
period 2003-09-30
RMH TELESERVICES INC
filed 2004-01-22
CIK 1017958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

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

Common Stock, no par value per share

(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☒    No  ☐

As of January 12, 2004, 16,011,830 shares of common stock were outstanding.

The aggregate market value of the shares of common stock owned by non-affiliates of the registrant as of March 31, 2003 was approximately $80.3 million (based upon the closing sales price of these shares as reported by the NASDAQ Stock Market’s national market). Calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the registrant include only directors, executive officers and individual shareholders filing Schedules 13D or 13G with the registrant. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes by the Securities and Exchange Commission.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference in Part III.

In this Annual Report on Form 10-K, “RMH,” “we,” “us,” and “our” refer to RMH Teleservices, Inc., a Pennsylvania corporation, and, when applicable, its subsidiaries.

References to a given fiscal year in this Annual Report on Form 10-K are to the fiscal year ending on September 30th of that year. For example, the phrases “fiscal 2003” or “2003 fiscal year” refer to the fiscal year ended September 30, 2003.

PART I

ITEM 1. BUSINESS

General

RMH Teleservices, Inc. is a provider of outsourced customer relationship management (“CRM”) services, offering customer interaction solutions that permit its clients to more effectively manage their relationships with their customers. We have developed strategic relationships with market leaders in the telecommunications, financial services, insurance, technology, retail and logistics industries. Our client base includes Aegon, AT&T, MCI, Microsoft, Nextel, SBC, UPS and others. We distinguish ourselves through our industry expertise, well-trained workforce and integrated customized technology solutions designed to meet the rigorous demands of our clients. At September 30, 2003, we operated over 7,600 workstations in our network of 14 customer interaction centers in the United States, Canada, and the Philippines.

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

We believe that the continued growth in outsourced CRM services is driven by the following factors:

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

Focus on the Customer. Consumers are increasingly able to quickly and easily choose among multiple competitors for various services and enjoy reduced costs by switching from one vendor to another. At the same time, competition is increasing across industries and companies see greater value in retaining existing customers. Consequently, companies are devoting an increasing amount of resources toward maintaining their existing customers.

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

Pending Merger

On November 18, 2003, we signed a definitive merger agreement under which we agreed to be acquired by NCO Group, Inc. (“NCO”). The definitive merger agreement was subsequently amended on January 22, 2004. NCO is one of the largest providers of accounts receivable collection services in the world. NCO provides services to clients in the financial services, healthcare, retail, commercial, utilities, education, telecommunications and government sectors. Its common stock is traded on The NASDAQ National Market under the symbol “NCOG.” Under the terms of the original definitive merger agreement, the acquisition provided that our shareholders would receive $5.50 worth of NCO common stock for each share of our common stock, as long as NCO’s stock price, based on NCO’s twenty day average stock price prior to the closing, was valued between $22.00 and $27.00 per share. Based on the terms of the January 22, 2004 amendment to the definitive merger agreement, our shareholders will receive 0.2150 shares of NCO common stock for each share of our common stock, as long as NCO’s stock price, based on NCO’s twenty-day average stock price prior to closing, is valued between $18.75 and $26.75 per share. Within this range, the acquisition will be funded with approximately 3.5 million shares of NCO common stock.

The transaction is subject to approval by our shareholders. NCO has entered into voting agreements with certain of our shareholders holding approximately 38% of our outstanding shares pursuant to which such shareholders have agreed to vote their shares in favor of the acquisition. Our board of directors has unanimously voted to approve the transaction and recommend that RMH shareholders vote to approve the merger. The merger is subject to normal regulatory review and the expiration of applicable waiting periods. Additional information, including a discussion of the background and our reasons for the transaction, will be provided in the Proxy Statement/Prospectus to be mailed to our shareholders. The discussion in this report is qualified in its entirety by the impact of this transaction on us and our shareholders. See “Risk Factors—Risks relating to the NCO Transaction.”

Growth Strategy

Our objective is to become the market leader in outsourced CRM solutions in the markets we target. We plan to capitalize on the substantial opportunities in the CRM industry and position our company for continued revenue growth by:

Targeting Top-Tier Clients in Key Industries

We target larger companies in the industries we serve and focus on becoming their preferred provider of CRM services. The larger contract size associated with such clients allows us to operate efficiently, and we expect our high level of service to allow us to obtain additional business from our existing clients, most of which have substantial and growing CRM needs. We focus our sales efforts on current and future clients in targeted industries with potentially significant needs for outsourced CRM services, primarily in the telecommunications, insurance, financial services, technology, retail and logistics industries. We believe that by developing and cultivating industry-specific expertise in-house, we are able to offer more customized and relevant solutions to our clients. As part of this approach, we continue to evaluate opportunities in other industries that have a substantial, long-term need for outsourced solutions.

Providing High Quality CRM Services on a Cost-Effective Basis

Our strategy is to provide high quality, cost-effective CRM services that meet our clients’ high standards. We have operations in medium to large-sized facilities in areas with substantial, well-qualified labor pools. Prior to opening a customer interaction center, we analyze the demographics of the targeted geographic area in order to determine the quality and availability of the local labor pool. Where appropriate, we will locate facilities in markets where we can obtain financial incentives from local and state governments to open and operate facilities in their respective jurisdictions. During fiscal 2003, significant capacity increases included:

Surrey, British Columbia – 270 workstation expansion

Saulte St. Marie, Ontario – 125 workstation expansion

Oromocto, New Brunswick - 90 workstation expansion

Yuma, Arizona – 75 workstation expansion

Allentown, Pennsylvania – 50 workstation expansion

We also opened 60 workstations in a call center in Manila, the Philippines. These capacity increases were offset by the closure of outbound call centers in Clearwater, Florida; Harlingen, Texas; and York, Pennsylvania. See further discussion regarding our restructuring activities under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

For financial information relating to the geographic distribution of our assets see the consolidated financial statements attached hereto.

We evaluate additional regions in which to locate new customer interaction centers on an ongoing basis. This careful attention to site selection has allowed us to lower our employee turnover and reduce the overall costs associated with operating a customer interaction center. We continued efforts in fiscal 2003 to reduce our cost structure by closing three of our older, higher-cost customer interaction centers in the United States. In addition, we have invested in quality assurance practices and personnel. We operate one quality assurance center that monitors all CRM representatives to ensure compliance with performance standards.

Diversifying Our Revenue Base

Over the past several years we have worked to increase the predictability of our revenue stream by transitioning our revenue base from outbound to inbound. For example we have increased our inbound services revenues, which are more predictable due to the longer-term nature of inbound contracts, from 36.9% of net revenues in fiscal 2001 to 59.8% of net revenues in fiscal 2003.

However, we rely on several clients for a significant portion of our revenues. The following table summarizes the percent of net revenues from each client that represented at least 10% of net revenues in 2003, 2002 and 2001:

	Percentage of net revenues
	2003	2002	2001
MCI	34.2%	25.8%	19.2%
Aegon	*	10.9%	11.6%
UPS	12.6%	*	*
Microsoft	*	11.3%	10.3%
Nextel	13.1%	11.6%	*

*	Less than 10% for the fiscal year.

We provide inbound and outbound CRM services to MCI WORLDCOM Communications, Inc. and MCI WORLDCOM Network Services, Inc. (collectively, “MCI”), a subsidiary of WorldCom, Inc. (“WorldCom”), under several agreements that expire through October 31, 2007. MCI accounted for 34.2%, 25.8%, and 19.2 % of our net revenues in 2003, 2002, and 2001, respectively. On July 21, 2002, WorldCom announced that it had filed for voluntary relief under Chapter 11 of the United States Bankruptcy Code.

While we have continued to provide services to MCI, these events create uncertainty about our future business relationship with MCI, which, if not resolved in a manner favorable to us, could have a significant adverse impact on our future operating results and liquidity. In the event that our business relationship with MCI were to terminate, our contracts with MCI call for certain wind-down periods and the payment by us of certain termination fees, as defined in such contracts, during which time we would seek new business volume. However, replacing lost MCI business volume is subject to significant uncertainty, could take substantially longer than the wind-down periods, and would be dependent on a variety of factors that our management cannot predict at this time.

See additional discussion about our relationship with MCI under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Services

Our services allow our clients to strengthen their customer relationships by providing a high level of support to their customers and generate incremental sales by acquiring new customers. We design and implement customized outsourced customer care solutions designed to optimize quality, price, and satisfaction in building customer relationships.

Our CRM services are generally classified as either inbound or outbound services, which are described as follows:

Inbound Services

Our inbound CRM services consist primarily of customer service and technical support programs, although some acquisition and retention services are also performed on an inbound basis. Inbound services involve the processing of incoming calls, often placed by our clients’ customers using toll-free numbers, to a customer service representative for service, order fulfillment or information. Our system receives an inbound call and directs it, together with scripting, pricing data, reference databases and any other relevant information, to an available CRM representative’s workstation.

Our customer service programs are designed to maintain and extend the customer relationship and maximize the long-term value of our clients’ relationships with their customers. We respond to billing and other account inquiries from our clients’ customers and manage customer complaints and product or service problems to promote faster resolution and follow predetermined procedures to ensure that the problems have been resolved. We offer help desk, product or service support, including troubleshooting and other first- and second-tier support services. We also confirm that products or services requested by customers have been delivered or provided and that changes requested by customers in products or services have been effected. In addition to these customer service initiatives, we use our inbound services to secure new customers for our clients by making direct sales in connection with providing traditional inbound services, by receiving orders for and processing purchases of products or services and by fulfilling information requests for product or service offerings. Finally, we use our inbound services to assist clients in regaining business from customers who have allowed their service to lapse. Inbound services represented 59.9% of our net revenues for fiscal 2003.

Outbound Services

We also provide outbound CRM services, which consist of customer acquisition and customer retention services. In providing our outbound services, our system receives data for target customers electronically from our clients. The data is retained in our database management systems and is then distributed for calling by our predictive dialing system. Once a live connection is established, the system transfers the call, along with the customer data and scripting information, to the workstation of a CRM representative trained for that specific client’s program. Our customer acquisition services are designed to secure new customers for our clients and can include a wide range of activities depending on our clients’ needs, including direct sales services, order processing, product inquiry and lead generation and appointment setting whereby we use information provided by our clients to identify and prioritize customer leads and schedule customer interactions with client representatives. Our customer retention services enable our clients to respond more effectively to their customers’ needs and concerns, reward customers for their continued patronage and reinstate customers who have previously canceled their service. These services include conducting satisfaction assessments to ascertain customer opinions regarding the quality of client product or service offerings and interacting with our clients’ customers who have allowed their service to lapse in an attempt to regain their business and learn their reasons for discontinuing service. Outbound services represented 40.1% of our net revenues for fiscal 2003.

For a summary of the operating results for each of our segments, see note 18 to the consolidated financial statements included with this report.

Our Client Contracts

Our client contracts are generally for terms of up to five years. Contracts are typically terminable by either party upon 60 days notice; however, in some cases, particularly in our longer term inbound contracts which often require substantial capital expenditures on our part, a client may be required to pay us a termination fee in connection with an early termination of the contract. Our contract with Aegon contains a termination clause under which we would be required to pay a penalty for terminating the contract, without cause, prior to its July 31, 2007 termination date. The amount of the termination payment to Aegon would vary based on the terms of the contract. As a result of an amendment to our Canadian services agreement with MCI that became effective on October 1, 2003, in the event MCI terminates the services agreement due to our material breach or a transaction in which a competitor of MCI acquired control of RMH or in the event we terminate the services agreement for convenience after October 1, 2004, we are required to pay a minimum termination fee of $153,061 for each month remaining in the agreement (or $7,499,989 at October 1, 2003). In most other instances (as defined in the services agreement) in which either party terminates the services agreement, we are required to pay a termination fee of $76,531 for each month remaining in the services agreement (or $3,750,019 at October 1, 2003).

In addition, certain of our inbound contracts may contain minimum volume commitments requiring our clients to provide us with agreed-upon levels of calls during the terms of the contracts. Our fees for services rendered under these contracts are based on pre-determined contracted chargeable rates that may include a base rate per hour plus a higher rate or “bonus” rate if we meet pre-determined objective performance criteria. These objective performance criteria include such items as sales generated during a defined period. Additionally, we may receive additional discretionary client determined bonuses based upon criteria established by our clients.

We have begun to negotiate amendments of certain customer contracts to provide for limited currency rate protection below certain pre-determined exchange rate levels and limited gain sharing above certain pre-determined exchange rate levels. Such changes may mitigate certain currency risks, however, there can be no assurance that contracts will be successfully negotiated or that the amendments will result in the elimination of currency risk for such contracts. Our Canadian services agreement with MCI was amended effective October 1, 2003 to provide limited foreign currency rate protection below certain pre-determined exchange rate levels and limited gain sharing above certain pre-determined exchange rate levels.

Our Technology

Our staff of skilled information technology professionals is focused on technological integration to meet our clients’ needs. We integrate our clients’ existing systems with our own systems to provide cost-effective, timely solutions that allow them to maximize their investment and minimize their costs.

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

Sales and Marketing

Our sales and marketing team is comprised of six sales executives, all of whom have sales experience in the customer care outsourcing industry. In addition, members of our executive management team, including our chief executive officer and leaders of our operations and technology and quality assurance departments, are active participants in the sales process. Their involvement enables us to better manage our clients’ expectations and our ability to meet or exceed their expectations. A portion of the compensation of our core sales and marketing team is commission-based.

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

Competition

Our primary competitors are large customer care outsourcing service providers. Secondary competitors include specialized outsourcing firms with focused capabilities in areas such as technical support, direct marketing, and human resources. We also compete with the internal operations of many of our existing clients and prospects. The outsourced customer care industry is highly fragmented and competitive. We distinguish ourselves from the competition by providing high quality customer care outsourcing services at affordable prices that meet our clients’ needs for satisfaction, scalability and time to market. The principal competitive factors in our industry are price, quality of service, performance, experience and reporting capabilities.

Government Regulation

Telemarketing sales practices are regulated in the United States and Canada as discussed below.

United States

In the United States, there are two major federal laws that specifically address telemarketing. In 1991, Congress passed the Telephone Consumer Protection Act (“TCPA”) which authorized the Federal Communications Commission (“FCC”) to adopt rules implementing the TCPA. In 1994, Congress passed the Telemarketing and Consumer Fraud and Abuse Prevention Act (the “Fraud Prevention Act”) which authorized the Federal Trade Commission (“FTC”) to adopt the Telemarketing Sales Rule (“TSR”) which became effective on December 31, 1995. Within the past year, the TSR has been amended to include several new restrictions on telemarketing activities. In addition, the states have various regulatory restrictions and requirements for telemarketing companies.

The TCPA places restrictions on unsolicited automated telephone calls to residential telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and telephone fax machines. In addition, the regulations require CRM firms to develop a “do not call” list and to train their CRM personnel to comply with these restrictions. The TCPA creates a right of action for both consumers and state attorneys general. A court may award damages or impose penalties of $500 per violation, which may be trebled for willful or knowing violations. Currently, we train our service representatives to comply with the regulations of the TCPA. On March 11, 2003, the Do-Not-Call Implementation Act (the “Do-Not-Call Act”) was signed into law. The Do-Not-Call Act required the FCC to issue final rules under the TCPA to maximize the consistency of the TCPA with the FTC’s December 18, 2002 amendments to the TSR, as discussed below. Accordingly, on July 3, 2003, the FCC issued rules regarding the national do-not-call registry, call abandonment and caller ID requirements.

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

On December 18, 2002, the FTC amended the TSR. The major change was the creation of a centralized national “do not call” registry. Federal enforcement of the National Do Not Call Registry began on October 1, 2003. A consumer who receives a telemarketing call despite being on the registry will be able to file a complaint with the FTC, either online or by calling a toll free number. Violators could be fined up to $11,000 per incident. In addition, the amended TSR restricts call abandonment (with certain safe harbors) and unauthorized billing. Further, as of January 29, 2004, the amended TSR will require telemarketers to transmit their telephone numbers and, if possible, their names to consumers’ “caller id” services.

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

A growing number of states have also established statewide “do not call” lists. According to the FCC, as of July 2003, 36 states had passed “do not call” statutes and a number of other states have considered similar bills.

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

Our representatives undergo an extensive training program, part of which is designed to educate them about applicable laws and regulations and to try to ensure their compliance with such laws and regulations. Also, we program our call management system to avoid initiating telephone calls during restricted hours or to individuals maintained on our “do not call” list. We believe that we operate in compliance with all applicable laws and regulations, but we cannot guarantee that we will be in compliance with all applicable laws and regulations at all times.

Canada

In Canada, the Canadian Radio-Television and Telecommunications Commission enforces rules regarding unsolicited communications using automatic dialing and announcing devices, live voice and fax. Companies that violate any of the restrictions on unsolicited calls may have their telephone service terminated after two business days’ notice from the telephone company.

In 2001, the federal government of Canada enacted the Personal Information Protection and Electronic Documents Act (the “Federal Act”). Effective January 1, 2004, the Federal Act requires all commercial enterprises to obtain consent for the collection, use, and disclosure of an individual’s personal information. Failure to comply with the Federal Act could result in significant fines and penalties or possible damage awards for the tort of public humiliation. In addition to the foregoing sanctions, the Federal Act also contemplates that any finding of an improper use of personal information will be subject to public disclosure by the Privacy Commissioner. The Federal Act permits any Province of Canada to enact substantially similar legislation governing the subject matter of the Federal Act, in which case the legislation of the Province will override the provisions of the Federal Act. Our Canadian operations are located primarily in the Provinces of Ontario, British Columbia and New Brunswick. British Columbia has enacted legislation (the “B.C. Act”) governing the subject matter of the Federal Act. The federal government of Canada has not yet declared the B.C. Act substantially similar to the Federal Act. Until such time as the federal government of Canada makes such declaration, both the B.C. Act and the Federal Act will apply concurrently to our operations in British Columbia. The B.C. Act is presently scheduled to come into effect on January 1, 2004. Though neither has yet enacted legislation which is substantially similar to the Federal Act, both Ontario and New Brunswick have indicated that they may enact legislation governing the subject matter of the Federal Act. Failure to comply with the Federal Act, the B.C. Act, as well as, any such future legislation enacted by Ontario, New Brunswick or any other provinces in which we operate, may have an adverse affect on, or limit our current or future, operations.

The Competition Act (Canada) contains a number of provisions that regulate the conduct of telemarketers in Canada, in particular the manner in which outbound calls are to be conducted. Failure to comply with such legislation could adversely affect our business.

Employees

As of January 12, 2004, we employed 11,337 people, 5,692 of whom we employed on a full-time basis and 5,645 of whom we employed on a part-time basis. None of our employees are currently covered by collective bargaining agreements, although efforts have been made by some employees in support of such an agreement. We believe that our relations with our employees are good.

History

We were founded in 1983 and completed an initial public offering of shares of common stock in September 1996. RMH Teleservices, Inc. is a Pennsylvania corporation and its principal business office is located at 15 Campus Boulevard, Newtown Square, Pennsylvania 19073. Our telephone number is (610) 325-3100.

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

Investment Considerations

Statements about our outlook and other statements in this Annual Report other than historical facts are forward-looking statements. These statements are subject to risks and uncertainties that may change at any time, and, therefore, actual results may differ materially from expected results. Forward-looking statements include information about our possible or assumed future financial results and usually contain words such as “believes,” “intend,” “expects,” “anticipates,” or similar expressions. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the items discussed below under the caption “Risk Factors.”

RISK FACTORS

Investing in our common stock involves a high degree of risk. Any of the following risks could materially harm our business, results of operations or financial condition and could result in the complete loss of your investment. You should carefully consider the following risk factors and all other information contained in this Annual Report before purchasing our common stock.

Risks Particular to Our Company

We may not be able to manage our growth effectively, which could adversely affect our results of operations.

We have experienced rapid growth over the past several years. Rapid growth places a significant strain on our management, operations and resources. Our future performance and profitability will depend on our ability to:

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

We sustained operating losses for the fiscal years 2003, 2002 and 2001. While we believe that we will be able to reduce such losses and become profitable in future periods, there can be no assurance that we will be able to do so.

The report of our independent auditors on our financial statements for the year ended September 30, 2003 states that our recurring losses from operations, uncertainty regarding the ability to remain in compliance with restrictive debt covenants under the revolving credit facility, and uncertainty regarding the ability to obtain additional financing to fund our operations and capital requirements raise substantial doubt about our ability to continue as a going concern.

We rely on a few major clients for a significant portion of our revenues. The loss of any of these clients or their failure to pay us could reduce our revenues and adversely affect our results of operations.

Substantial portions of our revenues are generated from a few key clients. One client, MCI, accounted for 34.2% of our net revenues in 2003. In addition, two other clients each accounted for over 10% of our net revenues in 2003. Most of our clients are not contractually obligated to continue to use our services at historic levels or at all. If any of these clients were to significantly reduce the amount of services we perform for them, fail to pay us, or were to terminate the relationship altogether, our revenues and business would be harmed.

On July 21, 2002, WorldCom announced that it had filed for voluntary relief under Chapter 11 of the United States Bankruptcy Code. While we have continued to provide services to MCI, these events create uncertainty about our future business relationship with MCI, which, if not resolved in a manner favorable to us, could have a significant adverse impact on our future operating results and liquidity. In the event that our business relationship with MCI were to terminate, our contracts with MCI call for certain wind-down periods and the payment by us of certain termination fees, as defined in such contracts, during which time we would seek new business volume. However, replacing lost MCI business volume is subject to significant uncertainty, could take substantially longer than the wind-down periods, and would be dependent on a variety of factors which management cannot predict at this time. See additional discussion about our relationship with MCI under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

A decrease in demand for our services in one or more of the industries to which we provide services could reduce our revenues and adversely affect our results of operations.

Our success is dependent in large part on continued demand for our services from businesses within the telecommunications, financial services, insurance, technology and logistics industries. A reduction in or the elimination of the use of outsourced CRM services within any of these industries could harm our business.

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

Our results of operations may be subject to significant fluctuations.

Our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a wide variety of factors including:

•	the commencement and expiration of contracts;

•	our revenue mix;

•	fluctuations in foreign currency exchange rates, including fluctuations in U.S., Canadian, and Philippine currency exchange rates;

•	site closures and other restructuring activities;

•	the amount and timing of new business;

•	the timing of clients’ telemarketing campaigns;

•	the financial strength of our customers and the collectibility of our receivables;

•	local, regional and national economic and political conditions;

•	our ability to successfully open new customer interaction centers or to expand existing centers in a timely fashion;

•	the loss or unavailability of economic incentives provided by local, state or provincial government authorities;

•	bonus arrangements continuing to be negotiated with clients, and if negotiated, any amounts being earned;

•	the timing of opening new customer interaction centers and expansion of existing customer interaction centers;

•	the timing of additional selling, general and administrative expenses; and

•	competitive conditions in our industry.

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

An increase in communication rates or a significant interruption in communication service could harm our business.

Our ability to offer services at competitive rates is highly dependent upon the cost of communication services provided by various local and long distance telephone companies. Any change in the telecommunications market that would affect our ability to obtain favorable rates on communication services could harm our business. Moreover, any significant interruption in communication service or developments that could limit the ability of telephone companies to provide us with increased capacity in the future could harm our existing operations and prospects for future growth.

Fluctuations in currency exchange rates could adversely affect our business.

A significant portion of our operations is located in Canada. Our results of operations have been negatively impacted by the increase in the value of the Canadian dollar in relation to the value of the United States dollar over the past nine months, which has increased our cost of doing business in Canada. Further increases in the value of the Canadian dollar in relation to the value of the United States dollar would further increase such costs and adversely affect our results of operations. In addition, we expect to expand our operations into other countries and, accordingly, will face similar exchange rate risk with respect to the costs of doing business in such countries as a result of any increases in the value of the United States dollar in relation to the currencies of such countries.

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

The continued threat of terrorism and the potential for military action and heightened security measures in response to this threat may cause significant disruption to commerce throughout the world. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term adverse effect on our business, results of operations or financial condition.

Risks Relating to the NCO Transaction

On November 18, 2003, we entered into an agreement and plan of merger with NCO under which NCO will acquire all of our outstanding stock. We amended the merger agreement on January 22, 2004. Under the amended merger agreement, our shareholders would receive 0.2150 shares of NCO common stock for each share of our common stock, subject to possible adjustment described below. The following are the risks associated with this transaction:

Failure to complete the merger could harm the market price of our common stock and our future business operations.

If the merger is not completed, we may be subject to the following risks:

•	the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed;

•	if the merger agreement is terminated and our board of directors elects to seek another merger or business combination, we may not be able to find a partner willing to pay an equivalent or more attractive price than that which would be paid in the merger;

•	costs related to the merger, such as legal, accounting and certain financial advisory fees must be paid even if the merger is not completed;

•	failure to complete the merger could have an adverse effect on our relationships with employees, suppliers, distributors, customers, licensors and other business partners;

•	if the merger agreement is terminated under certain circumstances, we will be required to pay NCO a termination fee of up to $6.0 million; and

•	we would need to raise additional capital to fund our ongoing operations as a standalone public company, and such capital may not be available to us when needed, or on acceptable terms, or at all.

Shareholders cannot be sure of the market value of the shares of NCO common stock that will be issued in the merger.

Subject to the adjustments described in the paragraph below, upon the completion of the merger, as amended, each share of our common stock will be converted into the right to receive 0.2150 of a share of NCO common stock so long as NCO’s common stock value is between $18.75 and $26.75. The exchange ratio will be fixed at 0.2150 of a share of NCO common stock for each share of our common stock if NCO’s common stock value is between $18.75 and $26.75. Accordingly, the market value of the NCO common stock issued in the merger will depend upon the market price of a share of NCO common stock upon the completion of the merger. The market value of NCO common stock will fluctuate prior to the completion of the merger and therefore may be different at the time the merger is completed than it was at the time the amended merger agreement was signed and at the time of the shareholder meeting. Accordingly, shareholders cannot be sure of the market value of the NCO common stock that will be issued in the merger or the market value of NCO common stock at any time after the merger.

Under our amended merger agreement, the exchange ratio may fluctuate if NCO’s average common stock value is less than $18.75 or more than $26.75 (based upon the average NCO closing price over a 20 day period ending shortly before the effective time of the merger). Once such average common stock value is below $18.75, NCO can elect to either maintain the exchange ratio at 0.2150 or adjust the exchange ratio upward so that each RMH share would receive $4.00 worth (calculated using such average value) of NCO common stock in the merger. If NCO does not elect to increase the exchange ratio, we have the option to terminate the merger agreement without being required to pay a termination fee. If such average common stock value is above $26.75, the exchange ratio will be reduced so that each RMH share would receive $5.75 worth (calculated using such average value) of NCO common stock in the merger.

Accordingly, shareholders cannot be sure of (i) the number of NCO shares that will be issued in exchange for RMH shares, (ii) the market value of the NCO common stock that will be issued in the merger, or (iii) the market value of NCO common stock at any time after the merger. We cannot assure you as to the value of NCO common stock at any time.

General uncertainty related to the merger could harm our operations and business.

Our customers may, in response to the announcement of the proposed merger, delay or defer purchasing decisions. If our customers delay or defer purchasing decisions, our revenue could materially decline or any increases in revenue could be lower than expected. Similarly, our employees may experience uncertainty about their future roles with the combined company. This may harm our ability to attract and retain key management, sales and technical personnel.

Third parties may terminate or alter existing contracts with us.

We have contracts with our suppliers, distributors, customers, licensors and other business partners, some of which may require us to obtain the consent of the other contracting parties in connection with the merger. If these consents cannot be obtained, we may suffer a loss of future revenue and may lose rights to facilities or intellectual property that are or may be material to our business and the business of the combined company. Furthermore, these third parties may have an unfavorable reaction to the merger and may not wish to continue their relationships with us once the merger is completed, which could result in the combined company being unable to rely on these relationships.

If the NCO merger does not close, we would need to raise additional capital to fund our operations; we may not be able to obtain such capital when needed.

In the event the merger with NCO is not consummated, we would need to raise additional capital to fund our ongoing operations as a standalone public company. In such an event, we may not be able to raise additional funds when needed, or on acceptable terms, or at all. If adequate funds are not available on a timely basis, our ongoing business could be seriously harmed. Moreover, if additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be reduced and the value of their investments might decline. In addition, any new securities issued might have rights, preferences, or privileges senior to those of the securities held by our current stockholders. If we raise additional funds through the issuance of debt, we might become subject to restrictive covenants or our assets might become subject to security interests.

Our directors and officers may have interests that could have affected their decision to support or approve the NCO merger transaction.

Our officers and directors may have interests in the NCO transaction that differ from, or are in addition to, their interests as our shareholders. The interests of our officers include:

•	current and future employment or consulting arrangements;

•	forgiveness of loans made to certain officers in connection with our restricted stock plan if such officer’s employment is terminated without cause following the merger;

•	severance benefits if certain officer’s employment is terminated without cause upon or after the merger;

•	accelerated vesting of stock options upon consummation of the merger;

•	indemnification of our officers against certain liabilities arising both before and after the merger; and

•	increased liquidity for our officers under Rule 144 of the Securities Act with respect to sales of NCO shares that would be acquired in the merger.

The interests of our directors include:

•	indemnification of our directors against certain liabilities arising both before and after the merger; and

•	increased liquidity for our directors under Rule 144 of the Securities Act with respect to sales of NCO shares that would be acquired in the merger.

Risks Relating to NCO Common Stock.

If the merger is completed, all shares of our common stock will be exchanged for NCO common stock. The value of the NCO shares to be received by our shareholders will be subject, therefore, to all of the risks and uncertainties that NCO itself is subject to, including certain risks and uncertainties that relate to the NCO/RMH merger transaction.

The risks and uncertainties associated with NCO’s common stock will be detailed in the Proxy Statement/Prospectus relating to the merger that will be filed with the SEC and mailed to our shareholders, and have been and will continue to be detailed in the periodic and other reports that NCO files with the SEC from time to time.

ITEM 2. PROPERTIES

Our corporate headquarters facility is located in Newtown Square, Pennsylvania. The approximately 50,000 square-foot building is leased to us through 2012. We also maintain an 8,672 square-foot corporate office in Frisco, Texas, which is leased to us through July 31, 2007.

We do not own any real property. We lease all of the facilities used for our customer interaction centers, except for Greensboro, North Carolina and San Antonio, Texas, which are client facilities. We believe that our existing facilities are suitable and adequate for our current operations, but additional facilities will be required to support growth. As of September 30, 2003, we operated five customer interaction centers in the United States with 2,427 workstations, eight customer interaction centers in Canada with 5,204 workstations, and one customer interaction center in the Philippines with 60 workstations. We believe that suitable additional or alternative space will be available as needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

On December 3, 2003 a shareholder class action was filed against us and certain of our officers and directors in the Delaware County Court of Common Pleas seeking the recovery of damages and other remedies caused by our alleged violation of fiduciary duty relating to our proposed merger with NCO. The suit alleges that the defendants favored interests other than those of our public shareholders and failed to take reasonable steps designed to maximize shareholder value with respect to our proposed merger with NCO. At this time it is too early to form a definitive opinion concerning the ultimate outcome. Management believes that the case is without merit and plans to vigorously defend itself against this claim.

We have from time to time become involved in litigation incidental to our business activities. However, we are not currently subject to any material legal proceedings, other than as described above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

We completed our initial public offering on September 18, 1996, selling 3,220,000 shares of our common stock at a price of $12.50 per share. Since the initial public offering, our common stock has been quoted on the NASDAQ National Market under the symbol “RMHT.” Prior to our initial public offering, our common stock was not listed or quoted on any organized market system. The following table sets forth for the periods indicated the high and low sale prices of our common stock as reported on the NASDAQ National Market during the fiscal years ended September 30, 2003 and 2002.

	HIGH	LOW
First Fiscal Quarter of 2002	$20.50	$10.05
Second Fiscal Quarter of 2002	20.20	13.55
Third Fiscal Quarter of 2002	21.30	5.70
Fourth Fiscal Quarter of 2002	8.24	3.39

First Fiscal Quarter of 2003	12.39	7.93
Second Fiscal Quarter of 2003	11.00	6.16
Third Fiscal Quarter of 2003	7.31	3.67
Fourth Fiscal Quarter of 2003	6.76	3.11

As of December 17, 2003, there were approximately 58 shareholders of record of our common stock, which excludes shareholders whose shares are held in nominee or “street” name by brokers. We have not declared dividends on the common stock during the past two fiscal years. We currently intend to retain future earnings to finance our growth and development and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit facility prohibits the payment of cash dividends under certain circumstances without the prior written consent of the lender. Payment of any future dividends will depend upon our future earnings and capital requirements and other factors that the board of directors consider appropriate.

On October 3, 2003, RMH raised net proceeds of $6,555,000 through the sale of common stock to a group of unrelated investors in a private placement financing. RMH issued 2,205,000 shares of its common stock at $3.15 per share and warrants to purchase an additional 551,250 shares of its common stock pursuant to the private placement. The warrants have an exercise price of $4.00 per share and are exercisable beginning April 3, 2004, and until October 3, 2008.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our financial statements and notes thereto included elsewhere in this report. The selected consolidated statement of operations data for our 2003, 2002, 2001 and 2000 fiscal years and the selected consolidated balance sheet data as of September 30, 2003, 2002, and 2001 are derived from our audited consolidated financial statements. The selected consolidated statment of operations data for our 1999 fiscal year and the selected consolidated balance sheet data as of September 30, 2000 and 1999 are derived from our unaudited consolidated financial statements.

	For the Year Ended September 30,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$283,923	$239,192	$173,983	$130,939	$80,318

Operating expenses:
Cost of services	240,059	192,242	139,642	99,141	60,955
Selling, general, and administrative	48,880	49,365	34,431	25,647	17,461
Provision for losses on receivables	738	7,942	13,627	83	—
Restructuring charge	2,866	3,733	868	—	—

Total operating expenses	292,543	253,282	188,568	124,871	78,416

Operating income (loss)	(8,620)	(14,090)	(14,585)	6,068	1,902
Equity in losses of joint venture	—	—	1,161	650	88
Other (expense) income	(334)	90	—	—	—
Interest income	107	78	427	107	301
Interest expense	2,975	3,569	3,063	1,172	520

Income (loss) before income taxes	(11,822)	(17,491)	(18,382)	4,353	1,595
Income tax expense (benefit)	476	—	(752)	1,632	599

Net income (loss)	$(12,298)	$(17,491)	$(17,630)	$2,721	$996

Basic income (loss) per common share	$(0.90)	$(1.32)	$(1.89)	$0.33	$0.12

Diluted income (loss) per common share	$(0.90)	$(1.32)	$(1.89)	$0.31	$0.12

	September 30,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Working capital (deficit)	$(14,569)	$(1,892)	$15,346	$12,353	$12,550
Total assets	88,449	94,691	102,624	55,707	48,960
Long-term debt, less current maturities	730	272	371	—	—
Obligations under capital lease, less current maturities	8,741	17,351	23,373	9,129	7,063
Loans payable to shareholders	—	—	5,000	—	—
Shareholders’ equity	$19,649	$30,889	$41,158	$26,033	$22,985

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor For Forward-Looking Statements

Statements about our outlook and other statements in this Annual Report other than historical facts are forward-looking statements. These statements are subject to risks and uncertainties that may change at any time, and, therefore, actual results may differ materially from expected results. Forward-looking statements include information about possible or assumed future financial results for the Company and usually contain words such as “believes,” “intend,” “expects,” “anticipates,” or similar expressions. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following, some of which are described more under the caption “Risk Factors”:

•	reliance on principal client relationships in the insurance, financial services, telecommunications, retail, technology, and transportation/logistics industries and on customers representing greater than 10% of our revenues, including MCI, Nextel and UPS;

•	fluctuations in quarterly results of operations due to the timing of clients’ telemarketing campaigns, the commencement and expiration of contracts, unanticipated delays to the opening of new call centers and the expansion of existing call centers, the amount of new business generated by us, changes in our revenue mix among our various customers, bonus arrangements continuing to be negotiated with clients, and if negotiated, any amounts being earned, the timing of additional selling, general and administrative expenses to acquire and support such new business, and changes in competitive conditions affecting the customer relationship management (“CRM”) industry;

•	difficulties of managing growth profitably;

•	dependence on the services of our executive officers and other key operations and technical personnel;

•	changes in the availability of qualified employees, particularly in new or more cost-effective locations;

•	currency fluctuations, particularly fluctuations in U.S. dollar and Canadian dollar exchange rates;

•	delivery on a timely basis and performance of automated call-processing systems and other technological factors;

•	reliance on independent long-distance companies;

•	changes in government regulations affecting the teleservices and telecommunications industries;

•	competition from other outside providers of CRM services and in-house CRM operations of existing and potential clients;

•	competition from providers of other marketing formats, such as direct mail and emerging strategies such as interactive shopping and marketing over the Internet;

•	changes in relationships with credit providers and lenders;

•	realization of revenues and unexpected expenses;

•	general and local economic conditions;

•	risks associated with doing business abroad;

•	impact of labor relations difficulties;

•	our relationship with MCI, whose parent company filed for bankruptcy on July 21, 2002;

•	completion of the proposed acquisition by NCO, as more fully described in “Risk Factors — Risks Relating to the NCO Transaction” and “Risk Factors — Risks Relating to NCO Common Stock”; and

•	our ability to continue as a going concern in light of our recurring losses from operations, uncertainty regarding the ability to remain in compliance with restrictive debt covenants under the revolving credit facility, and uncertainty regarding the ability to obtain additional financing to fund our operations.

The following discussion of our historical results of operations and liquidity and capital resources should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

We are a provider of outsourced customer relationship management (“CRM”) services, offering customer interaction solutions that permit our clients to more effectively manage their relationships with their customers. We have developed strategic relationships with market leaders in the telecommunications, financial services, insurance, technology, retail and logistics industries. Our client base includes Aegon, AT&T, MCI, Microsoft, Nextel, SBC, UPS and others. We distinguish ourselves through our industry expertise, well-trained workforce and integrated customized technology solutions designed to meet the rigorous demands of our clients. At September 30, 2003, we operated over 7,600 workstations in our network of 14 customer interaction centers in the United States, Canada, and the Philippines.

On November 18, 2003, we signed a definitive merger agreement under which we agreed to be acquired by NCO Group, Inc. (“NCO”). The definitive merger agreement was subsequently amended on January 22, 2004. NCO is one of the largest providers of accounts receivable collection services in the world. NCO provides services to clients in the financial services, healthcare, retail, commercial, utilities, education, telecommunications and government sectors. Its common stock is traded on The NASDAQ National Market under the symbol “NCOG.” Under the terms of the original definitive merger agreement, the acquisition provided that our shareholders would receive $5.50 worth of NCO common stock for each share of our common stock, as long as NCO’s stock price, based on NCO’s twenty day average stock price prior to the closing, was valued between $22.00 and $27.00 per share. Based on the terms of the January 22, 2004 amendment to the definitive merger agreement, our shareholders will receive 0.2150 shares of NCO common stock for each share of our common stock, as long as NCO’s stock price, based on NCO’s twenty-day average stock price prior to closing, is valued between $18.75 and $26.75 per share. Within this range, the acquisition will be funded with approximately 3.5 million shares of NCO common stock.

The transaction is subject to approval by our shareholders. NCO has entered into voting agreements with certain of our shareholders holding approximately 38% of our outstanding shares pursuant to which such shareholders have agreed to vote their shares in favor of the acquisition. Our board of directors has unanimously voted to approve the transaction and recommend that RMH shareholders vote to approve the merger. The merger is subject to normal regulatory review and the expiration of applicable waiting periods.

NCO has entered into voting agreements with certain of our shareholders holding approximately 38% of our outstanding shares pursuant to which such shareholders have agreed to vote their shares in favor of the acquisition. Our board of directors has unanimously voted to approve the transaction and recommend that RMH shareholders vote to approve the merger. The merger is subject to normal regulatory review and the expiration of applicable waiting periods. Additional information, including a discussion of the background and our reasons for the transaction, will be provided in the Proxy Statement/Prospectus to be mailed to our shareholders. The discussion in this report is qualified in its entirety by the impact of this transaction on us and our shareholders. See “Risk Factors — Risks Relating to the NCO Transaction” and “Risk Factors — Risks Relating to NCO Common Stock.”

Customers

We rely on several clients for a significant portion of our revenues. The following table summarizes the percent of net revenues from each client that represented at least 10% of net revenues in 2003, 2002 and 2001:

	Percentage of net revenues
	2003	2002	2001
MCI	34.2%	25.8%	19.2%
Aegon	*	10.9%	11.6%
UPS	12.6%	*	*
Microsoft	*	11.3%	10.3%
Nextel	13.1%	11.6%	*

*	Less than 10% for the fiscal year.

MCI WORLDCOM

We provide inbound and outbound CRM services to MCI WORLDCOM Communications, Inc. and MCI WORLDCOM Network Services, Inc. (collectively, “MCI”), a subsidiary of WorldCom, Inc. (“WorldCom”), under several agreements that expire through October 31, 2007. MCI accounted for 34.2%, 25.8%, and 19.2 % of our net revenues in 2003, 2002, and 2001, respectively. On July 21, 2002, WorldCom announced that it had filed for voluntary relief under Chapter 11 of the United States Bankruptcy Code. The following table summarizes our MCI related charges in 2002 (in thousands of dollars):

Charges recorded as a reduction in revenues:
Write-off of MCI related sales incentives		$2,116
Charges recorded in selling, general and administrative expenses:
Reserve for loan due from Specialized Teleservices, Inc.	1,011
Impairment charge - voice response unit	745

		1,756
Increase in provision for losses on receivables		3,797

Total charges		$7,669

Up-front cash payments and non-cash concessions were made to MCI to secure the execution of certain contracts. Due to the WorldCom bankruptcy filing, a portion of these sales incentives was determined to be impaired and no longer recoverable and a $2,116,000 charge was recorded as a reduction of revenues in accordance with the provisions of EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-09”). The $1,011,000 reserve against a loan due from Specialized Teleservices, Inc, which reduced the carrying value of the loan to $0, was required because that client derives all of its revenues from MCI (see note 21 to the consolidated financial statements). A $745,000 charge was recorded in selling, general and administrative expense to write off the remaining carrying value of a voice response unit application developed solely for MCI (the “MCI VRU”) since its carrying value was determined to be unrecoverable due to the WorldCom bankruptcy filing. As discussed below, we sold the MCI VRU in March 2003 and recorded a gain of $473,000.

While we have continued to provide services to MCI, these events create uncertainty about our future business relationship with MCI, which, if not resolved in a manner favorable to us, could have a significant adverse impact on our future operating results and liquidity. In the event that our business relationship with MCI were to terminate, our contracts with MCI call for certain wind-down periods and the payment by us of certain termination fees, as defined in such contracts, during which time we would seek new business volume. However, replacing lost MCI business volume is subject to significant uncertainty, could take substantially longer than the wind-down periods, and would be dependent on a variety of factors that our management cannot predict at this time. Management believes that it has adequately reserved for all exposure created as a result of the WorldCom bankruptcy, however, there can be no assurance that additional charges will not be required in the future. At September 30, 2003, we had $2,374,000 in accounts receivable from MCI, all of which was for services provided subsequent to the bankruptcy filing. As discussed below, we received a

$4,652,000 payment from MCI in August 2003 for final settlement of all pre-petition receivables. On January 17, 2003, we sold $3,286,000 of pre-petition accounts receivable from MCI to a third party for a cash payment of $1,314,000 that was received on February 3, 2003. No additional charges were recorded in connection with this sale of MCI receivables since the sale price was equal to the carrying value of the receivables.

Four of our customer interaction centers provide all or a significant portion of their services to MCI. While management does not presently believe the property and equipment at these customer interaction centers is impaired, a decline in the level of services being provided to MCI as a result of the WorldCom bankruptcy filing could result in us incurring substantial operating costs with no related revenues and a significant charge associated with property and equipment impairment. The carrying value of property and equipment at the four customer interaction centers at September 30, 2003 was $15,934,000. Future operating lease commitments for the four customer interaction centers was $15,163,000 at September 30, 2003.

On April 1, 2003, all contracts with MCI for the provision of third party verification services were assigned to an unrelated third party (the “Assignee”) effective April 27, 2003. In 2003, 2002 and 2001, these contracts accounted for $3,912,000, $11,134,000 and $16,747,000 respectively, of our consolidated net revenues. We entered into an agreement with the Assignee effective April 27, 2003 under which up to 250 seats in one of its customer interaction centers will be subleased to the Assignee (the “Sublease Agreement”) for $95,000 per month. The Assignee has the option to reduce the number of seats being leased in 50 seat increments by providing 60 days notice. Each 50-seat reduction results in a decrease in the monthly sublease payment of $19,000 per month. The Sublease Agreement expires on April 27, 2006 and may be terminated by either party with 30 days written notice. Revenue from the Sublease Agreement is being reflected in results of operations as a reduction of operating expenses to the extent of our related sublease operating expenses with the landlord. Any excess of sublease revenues over sublease expenses resulting from the Sublease Agreement would be included in other income. At September 30, 2003, the Assignee continued to lease 245 seats.

We had previously made up-front cash payments and non-cash incentives to MCI in connection with the third party verification contracts assigned. The remaining carrying value of these intangible assets was no longer recoverable by us due to the assignment of the contracts and a charge of $1,326,000 was recorded as a reduction of consolidated net revenues in the quarter ended March 31, 2003 in accordance with the provisions of EITF 01-09.

In March 2003, we sold the MCI VRU, which was written off in the third quarter of 2002, to the Assignee in exchange for a $500,000, non-interest bearing note. The note is payable to us in 12 monthly installments commencing in June 2003. We recorded a gain in selling, general and administrative expense equal to the present value of the note of $473,000 and interest income will be imputed until the note matures in May 2004. We originally acquired the MCI VRU to provide third party verification services to MCI.

On July 25, 2003, we entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with WorldCom, which was approved by the United States Bankruptcy Court Southern District of New York (the “Bankruptcy Court”) on August 5, 2003, under which:

•	WorldCom assumed two existing contracts with us for the provision of CRM services and made a cure payment of $4,652,000 in August 2003 for full and final satisfaction of any and all pre-petition claims (the “MCI Payment”);

•	We executed a new agreement with MCI for the provision of telecommunication services (the “New MCI Contract”) to replace certain prior agreements for the provision of telecommunication services (the “Old MCI Contracts”); and

•	We paid WorldCom an aggregate payment of $3,494,000 (the “RMH Payment”) in September 2003, which includes $1,800,000 for volume shortfalls under the Old MCI Contracts.

Based on the above settlement, we had a net gain of approximately $3,065,000 resulting from the reversal of the allowance for doubtful accounts on MCI receivables and accruals that were in excess of the agreed upon settlement amounts. Since the New MCI Contract was predicated upon the Settlement Agreement and due to the concurrent execution of these agreements, the gain will be amortized as a reduction to cost of services over the two-year term of the New MCI Contract. The remaining unamortized gain of $2,820,000 is included in other long-term liabilities in the accompanying consolidated balance sheet at September 30, 2003.

The New MCI Contract, which was executed on July 25, 2003, is for a term of two years and contains a minimum purchase requirement of $1,500,000 in the first year that may be increased to $1,800,000 in the second year. Management currently projects that our call volume will be sufficient to meet the minimum purchase requirements under the New MCI Contract.

Effective October 1, 2003, we amended our existing Canadian services agreement with MCI (the “MCI Amendment”). The terms of the MCI Amendment include, but are not limited to the following:

•	The term of the services agreement was extended from November 27, 2006 to October 31, 2007;

•	Provision for limited foreign currency rate protection below certain pre-determined exchange rate levels and limited gain sharing above certain pre-determined exchange rate levels was established;

•	MCI may terminate the services agreement for convenience upon 90 days written notice to us;

•	We may terminate the services agreement for convenience upon 12 months written notice to MCI; and

•	In the event MCI terminates the services agreement due to our material breach or a transaction in which a competitor of MCI acquired control of RMH or in the event we terminate the services agreement for convenience after October 1, 2004, we are required to pay a minimum termination fee of $153,061 for each month remaining in the agreement (or $7,499,989 at October 1, 2003). In most other instances (as defined in the services agreement) in which either party terminates the services agreement, we are required to pay a termination fee of $76,531 for each month remaining in the services agreement (or $3,750,019 at October 1, 2003).

Restructuring and Other Charges

During 2003 we completed a plan to close three customer interaction centers and a quality center in the United States due to a decline in outbound CRM services. Asset impairment charges of $1,919,000 and $8,000 were recorded in the second quarter and third quarter of fiscal 2003, respectively, for the amount by which the carrying amount of the property and equipment at these customer interaction centers exceeded their respective fair values. We also incurred one-time termination benefits of $349,000, contract termination costs of $233,000, and other associated costs of $393,000. All of these costs relate to our outbound segment.

During the quarter ended June 30, 2002, we recorded a $4,607,000 restructuring charge in connection with a plan designed to reduce our cost structure by closing six customer interaction centers, resulting in the abandonment of fixed assets and a reduction in workforce. No severance was paid to employees in connection with this restructuring. In the fourth quarter of 2002, the restructuring charge was adjusted by $572,000 since alternative uses were found for certain assets that were previously written off. The restructuring plan was completed in 2002. The restructuring costs include customer interaction center closure costs, which are the estimated costs for closing the customer interaction centers, including obligations under signed real estate lease agreements and the write-off of leasehold improvements and the net book value of certain fixed assets. In 2002 we also reduced an accrual for future lease payments from our December 2000 restructuring, discussed below, by $302,000 since the termination of a customer interaction center lease was settled for less than originally estimated. In 2003 we reduced an accrual for future telecommunication costs by $36,000 since no future payments were required under the related contracts.

An $868,000 restructuring charge was recorded in the quarter ended December 31, 2000 related to customer interaction center closures.

We have previously entered into agreements with our telephone long distance carriers that are subject to annual minimum purchase requirements. For certain agreements, we projected that we would fail to meet the annual minimum purchase requirements. These shortfalls have arisen primarily as a result of the site closures discussed above and the decline in the amount of outbound CRM services provided by us. We recorded charges to cost of services of $2,322,000 and $86,000 in the second and third quarters of 2003, respectively, for obligations related to total projected shortfalls of $608,000 with one of our carriers (“Carrier A”) and $1,800,000 with MCI.

During the third quarter of fiscal 2003, we amended our contract with Carrier A to extend our contract for a period of two years and received a waiver of the $608,000 volume shortfall under the original contract. The $608,000 volume shortfall waived is being amortized as a reduction to cost of services over the two year term of the amended contract. While the amended contract with Carrier A contains a monthly minimum purchase requirement of $175,000, we currently project that our call volume will be sufficient to meet this monthly minimum. To the extent we purchase services in excess of the $175,000 minimum purchase requirement, 35% of the amount exceeding the minimum must be purchased from Carrier A to the extent Carrier A provides such services at rates that are competitive with the industry.

On July 25, 2003 we executed the New MCI Contract for the provision of telecommunication services to replace the Old MCI Contracts under which the $1,800,000 shortfall had arisen. In connection with the Settlement Agreement, we paid WorldCom the RMH Payment of $3,494,000, which included $1,800,000 for the volume shortfalls under the Old MCI Contracts. The New MCI Contract is for a term of two years and contains a minimum purchase requirement of $1,500,000 in the first year that may be increased to $1,800,000 in the second year. Management currently projects that our call volume will be sufficient to meet the minimum purchase requirements under the New MCI Contract.

During the quarter ended December 31, 2001, we recorded a $2,123,000 charge to general and administrative expense associated with the sale of common stock and warrants in October 2001 at a discount to three companies controlled by an existing significant shareholder and family member of one of our directors as approved by a special committee of the Board of Directors (see note 12 to the consolidated financial statements).

Provision for Losses on Receivables

Following an evaluation of amounts due from BrandDirect Marketing, Inc. (“BrandDirect”), $12,922,000 of bad debt expense was recorded during the three months ended June 30, 2001 to write off amounts due from BrandDirect and service levels were reduced such that services were being provided on a cash basis. BrandDirect represented 0.0%, 0.3%, and 5.3% of our net revenues in 2003, 2002 and 2001, respectively.

On May 9, 2002, Provell, Inc. (“Provell”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. A charge of $2,762,000 was recorded in the second quarter of 2002 to write off amounts due from Provell. Provell represented 0.0%, 1.8% and 6.6% of our net revenues in 2003, 2002 and 2001, respectively.

Critical Accounting Policies

In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to the consolidated financial statements. We consider the policies discussed below to be critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

In connection with the provision of inbound and outbound CRM services to our customers, we incur costs to train our CRM representatives. Training programs relate to both program start-up training in connection with new CRM programs (“Startup Training”) and attrition related training for existing CRM programs (“Attrition Training”). We may bill some of our customers for the costs incurred under these training programs based on the terms in the contract. Training revenue is integral to CRM revenues being generated over the course of a contract and cannot be separated as a discrete earning process under SEC Staff Accounting Bulletin No. 101. As a result, all training revenues are deferred. Startup Training revenues are amortized over the term of the customer contract, except for customers with contracts of less than one year, for which Startup Training is amortized over the estimated period of benefit to us, which approximates 12 months. Attrition Training revenues are amortized over the average employment of a telephone service representative. Direct costs associated with providing Startup Training and Attrition Training, which consist exclusively of salary and benefit costs, are also deferred and amortized over a time period consistent with the deferred training revenues. When a business relationship is terminated with one of our customers, the unamortized deferred training revenue and unamortized deferred direct costs associated with that customer are immediately recognized.

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

Impairment of long-lived assets—We review the recoverability of our long-lived assets, including property and equipment, internal use software and other intangible assets each reporting period to determine if events or changes in circumstances have occurred that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flow (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value of the asset. The measurement of impairment requires management to makes estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

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

Stock based compensation—As permitted by SFAS No.123, “Accounting for Stock Based Compensation,” we measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. We grant stock options to employees and directors at an exercise price equal to fair market value on the date of grant. Accordingly, we have not recognized compensation cost for stock options issued to employees and directors in our consolidated financial statements. Upon exercise, net proceeds, including tax benefits realized, are credited to shareholders’ equity. Stock options issued to non-employees are recorded at fair value at the date of grant. Fair value is determined using the Black-Scholes method and the expense is amortized over the vesting period.

Contractual Obligations

We are committed to making cash payments in the future in connection with our operating leases, capital lease obligations (including principal and interest), and revolving credit facility. We have no off-balance sheet debt or other unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we were obligated to make based on agreements in place as of September 30, 2003 (amounts in thousands):

	Total	2004	2005	2006	2007	2008	Thereafter
Minimum lease payments under capital leases	$21,978	$12,725	$7,898	$1,355	$—	$—	$—
Operating leases	73,021	10,635	10,154	10,082	10,071	9,596	22,483
Revolving credit facility	6,030	6,030	—	—	—	—	—

Total	$101,029	$29,390	$18,052	$11,437	$10,071	$9,596	$22,483

In October 1999 we issued a letter of credit in favor of the landlord of one our Canadian customer interaction centers for $1,500,000 Canadian dollars (approximately $1,108,000 and $950,000 U.S. dollars at September 30, 2003 and 2002, respectively) as security for rents payable. Under the terms of the lease agreement, we were required to keep a $1,500,000 Canadian dollar letter of credit in place through October 31, 2002, at which point it declined to $1,286,000 Canadian dollars. The amount required declines by $214,000 Canadian dollars each year through October 31, 2007. The outstanding letter of credit was $1,286,000 Canadian dollars (approximately $950,000 U.S. dollars) and $1,500,000 Canadian dollars (approximately $1,108,000 U.S. dollars) at September 30, 2003, and 2002, respectively. The lease terminates in January 2010.

We have entered into agreements with our telephone long distance carriers that are subject to annual minimum purchase requirements. Our contract with Carrier A, which expires in fiscal 2005, contains a monthly minimum purchase requirement of $175,000. Management currently projects that its call volume will be sufficient to meet this monthly minimum. To the extent we purchase services in excess of the $175,000 minimum purchase requirement, 35% of the amount exceeding the minimum must be purchased from Carrier A to the extent Carrier A provides such services at rates that are competitive with the industry.

On July 25, 2003 we executed the New MCI Contract for the provision of telecommunication services. The New MCI Contract is for a term of two years and contains a minimum purchase requirement of $1,500,000 in the first year that may be increased to $1,800,000 in the second year. Management currently projects that the Company’s call volume will be sufficient to meet the minimum purchase requirements under the New MCI Contract.

Our contract with Aegon contains a termination clause under which we would be required to pay a penalty for terminating the contract, without cause, prior to its July 31, 2007 termination date. The amount of the termination payment to Aegon would vary based on the terms of the contract. As a result of an amendment to our Canadian services agreement with MCI that became effective on October 1, 2003, in the event MCI terminates the services agreement due to our material breach or a transaction in which a competitor of MCI acquired control of RMH or in the event we terminate the services agreement for convenience after October 1, 2004, we are required to pay a minimum termination fee of $153,061 for each month remaining in the agreement (or $7,499,989 at October 1, 2003). In most other instances (as defined in the services agreement) in which either party terminates the services agreement, we are required to pay a termination fee of $76,531 for each month remaining in the services agreement (or $3,750,019 at October 1, 2003).

If the NCO transaction is terminated under certain circumstances, we are required to pay NCO a termination fee of up to $6,000,000.

Results of Operations

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

Net Revenues—Net revenues increased $44,731,000 or 18.7% to $283,923,000 in 2003 from $239,192,000 in 2002. This increase was the result of the following:

Increased billable hours to our top five customers	$86,382,000
Decline in business volume with six customers in the financial services industry	(23,081,000)
Termination of business with Provell, Inc.	(4,272,000)
Termination of business with Qwest.	(2,025,000)
Decline in rate per hour	(10,980,000)
Other, net	(1,293,000)

$44,731,000

The primary driver for the increase in our net revenues was a 20.2% increase in billable hours. The decline in business volume with six customers in the financial services industry is primarily due to the timing of telemarketing campaigns, reductions in outsourcing associated with current economic conditions, The Do-Not-Call Act, and our strategic shift from outbound to inbound services.

Our net revenues from MCI were $97,296,000 and $59,504,000 in 2003 and 2002, respectively. While we have continued to provide services to MCI and expect to do so in the future, the WorldCom bankruptcy filing creates uncertainty about our future business relationship with MCI, which, if not resolved in a manner favorable to us, could have an adverse impact on our future operating results.

Net revenues from our inbound segment increased $72,958,000 or 61.5% to $191,648,000 in 2003 from $118,690,000 in 2002. This increase was due to a 71% increase in inbound segment billable hours driven by our focus on shifting our revenue base to include more inbound services. During the same period, revenues from our outbound segment decreased $28,574,000 or 23.7% to $91,928,000 from $120,502,000. Outbound segment billable hours decreased by 21%.

Cost of Services—Cost of services increased $47,817,000 or 24.9% to $240,059,000 in 2003 from $192,242,000 in 2002. The increase is primarily the result of the increased direct labor and telecommunications costs to support our increased net revenues. As a percentage of net revenues, cost of services were 84.6% and 80.4% of net revenues in 2003 and 2002, respectively. This increase is due primarily to unfavorable currency exchange rates between the United States and Canada that have resulted in higher operating costs in Canada to support clients in the United States. Cost of services in 2003 also includes $2,408,000 to accrue for projected shortfalls in annual minimum purchase requirements with our telephone long distance carriers which arose during the second quarter of 2003 (see note 9 to the consolidated financial statements). There were no similar telecommunication charges in 2002.

Selling, General and Administrative — Selling, general and administrative expenses decreased $485,000 or 1.0% to $48,880,000 in 2003 from $49,365,000 in 2002. Included in 2002 was a $2,123,000 charge associated with the sale of common stock and warrants in October 2001 at a discount to three companies controlled by an existing significant shareholder and family member of one of our directors as approved by a special committee of the board of directors (see note 12 to the consolidated financial statements), a $1,011,000 charge in the third quarter of fiscal 2002 to reserve against a loan due from Specialized Teleservices, Inc. (see note 21 to the consolidated financial statements), and a $745,000 charge in the third quarter of fiscal 2002 to write off the remaining carrying value of a voice response unit application since its carrying value was determined to be unrecoverable due to the WorldCom bankruptcy filing (see note 6 to the consolidated financial statements).

Provision for Losses on Receivables—The provision for losses on receivables declined from $7,942,000 in 2002 to $738,000 in 2003 due to significant provisions recorded in 2002 for specific customers. The 2002 provisions are primarily due to a charge of $2,762,000 recorded in the second quarter of fiscal 2002 to write off amounts due from Provell, Inc. due to its May 9, 2002 filing for bankruptcy and a charge of $3,797,000 to reserve for amounts due from MCI in the third quarter of fiscal 2002.

Impairment and Restructuring Charges— In 2003, we recorded $2,866,000 in net impairment and restructuring charges associated primarily with the closure of three outbound customer interaction centers and a quality center in the United States. In 2002, we recorded $3,733,000 in net impairment and restructuring charges in connection with the closure of six outbound customer interaction centers in the United States (see note 8 to the consolidated financial statements).

Operating Loss— Our operating loss declined $5,470,000 to $8,620,000 in 2003 from $14,090,000 in 2002. The improvement is due primarily to the previously discussed charges in 2002 of $7,669,000 in MCI related charges in the third quarter of fiscal 2002, a charge of $2,762,000 recorded in the second quarter of fiscal 2002 to write off amounts due from Provell, Inc., a $2,123,000 charge associated with the sale of common stock and warrants in October 2001 at a discount to three companies controlled by an existing significant shareholder and family member of one of our directors, and an $831,000 decline in restructuring charges from fiscal 2002 to fiscal 2003. Our 2003 operating loss includes higher cost of services related to unfavorable currency exchange rates between the United States and Canada that have resulted in higher operating costs in Canada to support clients in the United States and $2,322,000 to accrue for projected shortfalls in annual minimum purchase requirements with our telephone long distance carriers.

Our inbound segment had operating income of $12,589,000 and $3,052,000 in 2003 and 2002, respectively. This growth is due to the 61.5% growth in inbound segment revenues and $7,669,000 in MCI related charges in 2002 that were attributable to the inbound segment. These factors were offset by unfavorable exchange rates between the United States and Canada. Our outbound segment had operating losses of $19,576,000 and $17,142,000 in 2003 and 2002, respectively. While there was a $831,000 decline in restructuring costs in the outbound segment, this was offset by declining margins and unfavorable exchange rates between the United States and Canada.

Other Income (Expense)— The $334,000 in other expense in 2003 relates entirely to the change in the time value of our foreign currency call options in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We initially entered into foreign currency call options during the first quarter of fiscal 2002 (see note 16 to the consolidated financial statements). In 2002, other income includes a $409,000 government incentive (see note 20 to the consolidated financial statements) offset by $319,000 in expense related to the change in the time value of our foreign currency call options.

Interest Expense—Interest expense decreased $594,000 or 16.6% to $2,975,000 in 2003 from $3,569,000 in 2002. The decrease is primarily attributable to lower interest rates and fees under our Revolver that was secured in September 2002 and a reduction in amounts outstanding under our capital leases. See further discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Income Tax Expense—Due to the magnitude of our losses in 2001 and a number of other factors, it was concluded that the available objective evidence created sufficient uncertainty regarding the realizability of our deferred tax assets and a full valuation allowance was recorded during the third quarter of fiscal 2001. As a result of the valuation allowance on our deferred tax assets, we continued to have minimal tax expense in 2003. The $476,000 in tax expense for 2003 relates to our Canadian operations.

Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

Net Revenues – Net revenues increased $65,209,000 or 37.5% to $239,192,000 in fiscal 2002 from $173,983,000 in fiscal 2001. This increase was the result of the following:

Increased billable hours to our top five customers	$80,826,000
Increased billable hours to UPS	12,126,000
Decline in business with Provell, Inc.	(7,151,000)
Decline in business with BrandDirect Marketing, Inc.	(8,660,000)
Decline in business with a former telecommunications client	(14,413,000)
Other, net	2,481,000

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

Our net revenues from MCI were $59,504,000 and $32,401,000 in 2002 and 2001, respectively.

Revenues from our inbound segment increased $68,681,000 or 137.3% to $118,690,000 in 2002 from $50,009,000 in 2001. This increase was due to a 142.8% increase in inbound billable hours driven by our focus on shifting our revenue base to include more inbound services. Revenues from our outbound segment decreased $3,472,000 or 2.8% to $120,502,000 in 2002 from $123,974,000 in 2001. Outbound billable hours increased by 2.6%, but this was offset by a decline in the average rate per billable hour.

Cost of Services – Cost of services increased $52,600,000 or 37.7% to $192,242,000 in fiscal 2002 from $139,642,000 in fiscal 2001. The increase is primarily the result of the increased direct labor and telecommunications costs to support our increased net revenues. As a percentage of net revenues cost of services were 80.4% and 80.3% of net revenues in 2002 and 2001, respectively.

Selling, General and Administrative – Selling, general and administrative expenses increased $14,934,000 or 43.4% to $49,365,000 in 2002 from $34,431,000 in 2001. Included in 2002 was a $2,123,000 charge associated with the sale of common stock and warrants in October 2001 at a discount to three companies controlled by an existing significant shareholder and family member of one of our directors, a $1,011,000 charge in the third quarter of fiscal 2002 to reserve against a loan due from Specialized Teleservices, Inc. (see note 21 to the consolidated financial statements), and a $745,000 charge in the third quarter of fiscal 2002 to write off the remaining carrying value of a voice response unit application since its carrying value was determined to be unrecoverable due to the WorldCom bankruptcy filing. The remaining increase represents costs associated with increased infrastructure to support our increased revenue volume.

Provision for Losses on Receivables—The provision for losses on receivables declined $5,685,000 or 41.7% to $7,942,000 in 2002 from $13,627,000 in 2001. The decline is primarily due to a 2001 charge of $12,922,000 charge to write-off amounts due from BrandDirect Marketing, Inc. The significant provisions in fiscal 2002 related primarily to $2,762,000 recorded in the second quarter to write off amounts due from Provell, Inc. and a charge of $3,797,000 to reserve for amounts due from MCI in the third quarter of fiscal 2002.

Impairment and Restructuring Charges – We recorded a $3,733,000 restructuring charge during fiscal 2002, which is net of a $302,000 accrual reversal that was established in fiscal 2001, in connection with a plan designed to reduce our cost structure by closing six inefficient sites, resulting in the abandonment of fixed assets and a reduction in workforce. The restructuring plan was completed in fiscal 2002. The restructuring costs include site closure costs, which are the estimated costs for closing the customer interaction centers, including obligations under signed equipment and real estate lease agreements and the write-off of leasehold improvements and certain fixed asset balances and severance costs for terminated employees. An $868,000 restructuring charge was recorded in the quarter ended December 31, 2000 related to call center closures. In the first quarter of fiscal 2002, the termination of a customer interaction center lease was settled for $302,000 less than the balance of the lease payments that had been accrued, resulting in the reversal of the remaining accrual.

Operating Loss— Our operating loss declined $495,000 to $14,090,000 in 2002 from $14,585,000 in 2001. While there was a decline in the provision for losses on receivables of $5,685,000, this was offset by a $2,865,000 increase in impairment and restructuring charges, a $2,123,000 charge associated with the sale of common stock and warrants in October 2001 at a discount to three companies controlled by an existing significant shareholder and family member of one of our directors, a $1,011,000 charge in the third quarter of fiscal 2002 to reserve against a loan due from Specialized Teleservices, Inc. (see note 21 to the consolidated financial statements), and a $745,000 charge in the third quarter of fiscal 2002 to write off the remaining carrying value of a voice response unit application since its carrying value was determined to be unrecoverable due to the WorldCom bankruptcy filing.

Our inbound segment had operating income of $3,052,000 and $3,954,000 in 2002 and 2001, respectively. While there was a 137.3% increase in inbound segment revenues, this was offset by $7,669,000 in MCI related charges in 2002 that were attributable to the inbound segment. Our outbound segment had operating losses of $17,142,000 and $18,539,000 in 2002 and 2001, respectively. The improvement was primarily attributable to an $831,000 decline in restructuring costs in the outbound segment.

Equity in Loss of Joint Venture – Equity in loss of joint venture reflects our portion of the losses of our startup Internet joint venture, 365biz.com, under the equity method of accounting. During fiscal 2001, the joint venture’s operations were discontinued and our remaining net investment in/advances to the joint venture were written-off. As such, we incurred no equity losses in 2002 (see note 15 to the consolidated financial statements).

Other Income – The $90,000 in other income in fiscal 2002 relates primarily to a $409,000 government incentive (see note 20 to the consolidated financial statements) offset by $319,000 in expenses related to the change in the time value of our foreign currency call options in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We entered into foreign currency call options during the first quarter of fiscal 2002 (see note 16 to the consolidated financial statements), so there was no related amount of expense in fiscal 2001.

Interest Expense – Interest expense increased $506,000 or 16.5% to $3,569,000 in 2002 from $3,063,000 in fiscal 2001. The increase is primarily attributable to interest costs related to $4,401,000 in additional capital lease obligations in fiscal 2002.

Income Tax Expense (Benefit) – Due to the magnitude of our losses in 2001 and a number of other factors, it was concluded that the available objective evidence created sufficient uncertainty regarding the realizability of our deferred tax assets and a full valuation allowance was recorded during the third quarter of fiscal 2001. As a result, we had no tax expense or benefit in fiscal 2002 (see note 17 to the consolidated financial statements).

Liquidity and Capital Resources

We incurred significant losses in fiscal 2003, 2002 and 2001 primarily as a result of bad debt expenses, impairment and restructuring charges, a charge associated with projected minimum purchase requirements under agreements with telephone long distance carriers related to the migration from outbound to inbound CRM services, underutilization of capacity, and unfavorable currency exchange rates between the United States and Canada which have resulted in higher operating costs in Canada to support clients in the United States. In addition, we had a working capital deficit of $14,569,000 at September 30, 2003. Our ability to meet financial obligations and make planned capital expenditures will depend on our future operating performance, which will be subject to financial, economic and other factors affecting our business and operations, including factors beyond our control, and our ability to remain in compliance with the restrictive covenants under the revolving credit facility. We were not in compliance with the minimum EBITDA requirement at September 30, 2003 (as defined) under the revolving credit facility, the covenants requiring audited financial statements, an independent auditors’ report without a going concern emphasis paragraph, and a debt compliance letter within 90 days of our fiscal year ended September 30, 2003, the covenant requiring that we file our Annual Report on Form 10-K in a timely manner, or the covenant requiring that we pledge the stock of certain of our wholly-owned subsidiaries to the lender. We received a waiver for these violations in January 2004 and also amended the EBITDA requirement so that its quarterly measurement period, which was previously for a trailing twelve-month period, will be for a trailing three-month period for each quarterly measurement period through the quarter ending September 30, 2004 and a trailing twelve-month period for each quarterly measurement period thereafter. In the event that there are future violations of the EBITDA requirement, management will be required to either obtain a waiver or amend the covenant requirement.

In order to improve our operating performance and to provide for additional liquidity to fund our operations and additional capital expansion, management undertook a number of initiatives in fiscal 2004. While an operating loss will be incurred for the first quarter of fiscal year 2004, our business plan for fiscal 2004 projects an improvement in operating performance in subsequent quarters that is the result of the expansion of services provided to existing customers, the negotiation of rate increases with certain customers, and an improvement in the efficiency of our operations. In addition, there will be a reduction in start-up costs associated with our Philippine operations in fiscal 2004 when compared with fiscal 2003, which was the first year of operations for that location. On October 3, 2003, we raised net proceeds of $6,555,000 through the sale of common stock in a private placement financing (the “2003 Placement”). We issued 2,205,000 shares of common stock and warrants to purchase an additional 551,250 shares of common stock pursuant to the 2003 Placement (see note 12 to the consolidated financial statements). In addition, our revolving credit facility, as amended in October 2003, November 2003 and January 2004, permits us to borrow up to $3,000,000 in excess of the borrowing base through March 1, 2004.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern with the realization of assets and the settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon, among other things, successful execution of our business plan for 2004, our ability to remain in compliance with restrictive covenants under the revolving credit facility, and our ability to obtain additional financing to fund our operations and capital requirements. There can be no assurance that we will be able to successfully execute our business plan for 2004, remain in compliance with restrictive covenants under the revolving credit facility, obtain additional financing, or complete the NCO Transaction, all of which creates substantial doubt about our ability to continue as a going concern through September 30, 2004. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

* * *

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

We perform services for Wells Fargo & Company, which amounted to less than 1% of consolidated net revenues in 2003, 2002 and 2001.

Amounts available under the Revolver are subject to a borrowing base calculation (as defined) based on a percentage of eligible accounts receivable (as defined). Based on our borrowing base, as of September 30, 2003, we could borrow up to an additional $1,366,000 under the Revolver. Foothill has been granted a continuing security interest in substantially all of our assets. The Revolver contains certain restrictive covenants including a minimum EBITDA requirement (as defined) and places limits on the amount of capital expenditures that can be made by us (excluding capital leases). We were not in compliance with the EBITDA requirement at September 30, 2003, or the covenants requiring audited financial statements and a debt compliance letter within 90 days of our fiscal year ended September 30, 2003, but have received a waiver from Foothill for these violations. In the event that there are future violations of the EBITDA requirement, management will be required to either obtain a waiver or amend the covenant requirement.

Interest under the Revolver is at Foothill’s prime rate plus 150 basis points (the “Base Rate Margin”) or 5.50% at September 30, 2003. In the event that we achieve certain levels of EBITDA (as defined) during our fiscal years, beginning with the fiscal year ended September 30, 2002, we are eligible for a reduction in the Base Rate Margin. Where EBITDA for the immediately preceding fiscal year exceeds $25,000,000 we have the option to have interest on all or a portion of the advances under the Revolver charged at a rate of interest equal to LIBOR plus 275 basis points. We were not eligible for this option based on our fiscal 2002 or 2003 operating results. Outstanding borrowings under the Revolver are guaranteed by our subsidiaries. We had $6,030,000 in outstanding borrowings under the Revolver at September 30, 2003. Letters of credit can be issued under the Revolver up to a maximum of $1,500,000. At September 30, 2003, $1,436,000 Canadian dollars (approximately $1,061,000 U.S. dollars) was outstanding under letters of credit, of which $1,286,000 Canadian dollars (approximately $950,000 U.S. dollars) is for a guarantee of rental payments as required under the terms of a customer interaction center lease (see note 19 to the consolidated financial statements).

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

Net cash provided by operating activities was $18,012,000 and $17,065,000 in 2003 and 2002, respectively. This $947,000 increase was primarily due to a $5,193,000 decrease in our net loss, $5,502,000 improvement in cash flow from accounts receivable, $4,448,000 improvement in cash generated from other assets, a $2,268,000 decrease in cash flow related to refundable income taxes, a $4,527,000 decrease in cash flow from accounts payable and accrued expenses and other current liabilities, and a $13,585,000 decline in non-cash expenses. The most significant non-cash expenses during 2003 included $16,336,000 in depreciation and amortization, $2,866,000 in impairment and restructuring charges associated with the closure of three customer interaction centers and a quality center in the United States, and $1,824,000 in amortization related to up-front cash payments and non-cash concessions to customers. The most significant non-cash expenses during 2002 included $14,733,000 in depreciation and amortization, a $7,942,000 provision for bad debts, $6,772,000 in impairment and restructuring charges, $3,242,000 in amortization related to up-front cash payments and non-cash concessions to customers, and a $2,123,000 charge associated with the sale of common stock and warrants in October 2001 at a discount to three companies controlled by an existing significant shareholder and family member of one of our directors as approved by a special committee of the board of directors (see discussion below).

Our net cash used in investing activities was $10,980,000 in 2003 compared to $14,207,000 in 2002. Investing activities in 2003 and 2002 consisted almost entirely of capital expenditures that will continue to be required in connection with the growth of our CRM operations.

Financing activities used $7,193,000 and $7,946,000 of cash in 2003 and 2002, respectively. In 2002, we raised $3,206,000 through the sale of our common stock and related warrants, as discussed below, and the exercise of 121,349 warrants in April 2002 (see note 12 to the consolidated financial statements). We also repaid $5,000,000 to a related party (see note 21 to the consolidated financial statements). In 2003 and 2002 we paid capital lease obligations of $12,001,000 and $9,432,000, respectively. In addition, net borrowings under the Revolver were $2,484 and $3,546 in 2003 and 2002, respectively.

On October 26, 2001, three companies controlled by an existing significant shareholder and family member of one of our directors acquired 217,804 shares of common stock for a purchase price per share of $9.64 with warrants to purchase an additional 72,601 shares of common stock as approved by a special committee of the board of directors, generating net cash proceeds of $1,750,000. Additional warrants to purchase 10,890 shares of common stock were also issued to the respective investors to cover a portion of the transaction costs. The warrants have an exercise price of $12.00 per share and expire in 2006. Based on our closing stock price of $14.83 on October 25, 2001, the acquiring shareholders received a total discount of $1,139,000 on the transaction. The fair market value of the 83,491 warrants issued was calculated as $984,000 using a Black-Scholes option pricing model based on the following assumptions: weighted-average risk-free interest rate of 3.89%; expected weighted-average life of 5.0 years; dividend yield of zero; and volatility of 104.5%. The stock discount and fair value of the warrants issued resulted in a total charge of $2,123,000 which is reflected in selling, general and administrative expense in the accompanying statements of operations.

In the fourth quarter of 2003, we entered into a 24 month note payable for $777,000 to partially finance a software licensing agreement. The note is secured by the underlying software license and bears interest at 9.4%. An initial payment of $232,000 was required in the first month, with payments of $26,000 per month thereafter through June 2005. The outstanding balance on the note was $506,000 at September 30, 2003.

In the first quarter of 2003, we entered into an unsecured note payable with the landlord of one of our customer interaction centers for $600,000 Canadian dollars ($443,000 U.S. dollars at September 30, 2003) to finance leasehold improvements. The note bears interest at 8% and is payable monthly through December 2007. The outstanding balance on the note was $387,000 U.S. dollars at September 30, 2003.

On July 19, 2001, we issued a $5,000,000 note to an affiliate of a shareholder/member of the Board of Directors. The note bore interest at 8.5% and matured on October 4, 2001 at which point the principal balance and accrued interest were paid.

On December 21, 2000, RMH International issued a $800,000 Canadian dollar note ($591,000 U.S. dollars at September 30, 2003). The funds were used to construct a customer interaction center. The note bears interest at 6% and is payable monthly. The note matures in March 2006. The Company has guaranteed the outstanding payments on the note. At September 30, 2003 the outstanding balance was $318,000 U.S. dollars.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. We adopted SFAS No. 144 effective October 1, 2002 (see discussion above under “Restructuring and Other Charges”).

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” which applied through December 31, 2002. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity’s commitment to an exit plan. We adopted the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002 (see discussion above under “Restructuring and Other Charges”).

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. This guidance does not apply to certain guarantee contracts, such as those issued by insurance companies or for a lessee’s residual value guarantee embedded in a capital lease. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations would not apply to product warranties or to guarantees accounted for as derivatives. We adopted the disclosure requirements of FIN 45 in our quarter ended December 31, 2002, which had no impact on our consolidated financial statements. We adopted the initial recognition and initial measurement provisions of FIN 45 in our quarter ended March 31, 2003, which had no impact on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation.” This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. We have adopted the disclosure-only provisions of SFAS No. 148 and will continue to account for stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The adoption of SFAS No. 148 had no impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) with the objective of improving financial reporting by companies involved with variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 to certain entities, defined as variable interest entities, in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of FIN 46. FIN 46 has not had an impact on our financial statements. Furthermore, we do not expect the adoption of the remaining provisions of FIN 46R will have an impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. We adopted the provisions of SFAS No. 149 in the fourth quarter of 2003 which had no impact on our financial position, results of operations or disclosures.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of SFAS No. 150 in the fourth quarter of 2003 which had no impact on our financial position, results of operations or disclosures. The FASB is addressing certain implementation issues associated with the application of SFAS No. 150 including those related to mandatorily redeemable financial instruments representing noncontrolling interests in subsidiaries included in consolidated financial statements. We will monitor the actions of the FASB and assess the impact, if any, that these actions may have on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk—We have exposure to changing interest rates and are not currently engaged in hedging activities to mitigate this risk. Interest on the variable rate debt outstanding under the Revolver bears interest at Foothill’s prime rate plus 150 basis points. At September 30, 2003 there were $6,030,000 of outstanding borrowings under the Revolver. At our current borrowing level under the Revolver, a 1% change in the interest rate will have an effect of $60,300 on our interest expense on an annual basis. Our obligations under capital leases represent fixed rate indebtedness with rates ranging from 4.8% to 17.0%. We had $8,741,000 in long-term capital lease obligations outstanding at September 30, 2003. Changes in prevailing interest rates will not impact the amounts of expense we record under our existing capital lease obligations.

Foreign currency exchange rate risk—We are exposed to foreign currency fluctuations relating to our Canadian subsidiary, RMH Teleservices International Inc. (“RMH International”) and its subsidiaries and our Philippine operations. In order to partially hedge our cash flow economic exposure in Canada, in November 2001 we entered into a collar arrangement with a commercial bank for a series of puts and calls for a fixed amount of Canadian dollars (the “Collar”) for an up-front payment of $335,000. Under this arrangement we had the option to purchase $3,000,000 Canadian dollars at a fixed rate in two-week intervals covering 52 weeks in the event the exchange rate dropped below a set minimum or “floor” rate. Conversely, we were required to sell the same amount of Canadian dollars to the bank if the exchange rate were to increase above a set maximum or “ceiling” rate. As a result of this arrangement, our foreign currency risk for the fixed amount outside the collar was eliminated. We designated the Collar as a cash flow hedge and recorded it at its estimated fair value. Changes in the time value component of the Collar were excluded from the measurement of hedge effectiveness and are reported directly in earnings.

The Collar expired in November 2002, at which time we entered into a series of call options to buy $2,000,000 Canadian dollars every two weeks through May 2003 (the “Options”). Under this arrangement, we had the option to purchase a fixed amount of Canadian dollars at a fixed rate in two-week intervals. We made a $162,000 up-front payment in connection with the Options, which were designated as a cash flow hedge. Changes in the time value component of the Options were excluded from the measurement of hedge effectiveness and were reported directly in earnings.

Upon the expiration of the Options in May 2003, we entered into a series of call options with varying expiration dates to acquire $7,000,000 Canadian dollars on a bi-weekly basis through November 2003 to fund payroll, $1,000,000 Canadian dollars on a monthly basis to fund customer interaction center rent payments through May 2004, $500,000 Canadian dollars on a weekly basis to fund accounts payable through May 2004, and $1,100,000 Canadian dollars on a periodic basis to fund equipment lease payments through May 2004 (the “Call Options”). We made a $459,000 up-front payment in connection with the Call Options, which have been designated as a cash flow hedge. Changes in the time value component of the Call Options are excluded from the measurement of hedge effectiveness and are reported directly in earnings. The carrying value of the Call Options at September 30, 2003 is $339,000 and is recorded in prepaid expenses and other current assets. The effective portion of the change in the fair value of the Call Options of $34,000 is included in accumulated other comprehensive loss.

Since August 2003, we have executed a strategy of purchasing periodic hedges for our Canadian payroll so that we have the majority of our Canadian Dollar payroll requirements hedged for at least 90 days. These contracts are purchased on a bi-weekly basis, upon the expiration of an existing contract. We will continue to implement this hedging strategy until conditions change.

In connection with changes in currency rates experienced during 2003, we began to negotiate amendments of certain customer contracts, and amended our Canadian services agreement with MCI effective October 1, 2003, to provide for limited currency rate protection below certain pre-determined exchange rate levels and limited gain sharing above certain pre-determined exchange rate levels. Such changes may mitigate certain currency risks, however, there can be no assurance that contracts will be successfully negotiated or that the amendments will result in the elimination of currency risk for such contracts.

Despite the hedging actions described herein, unfavorable changes in the U.S. to Canadian dollar exchange rate will continue to negatively impact our financial results. Without the benefit of any hedging activity including amendments to customer contracts, a 1% change in the Canadian Dollar to U.S. Dollar exchange rate given our current level of Canadian dollar requirements could impact the annual operating loss by approximately $1,600,000. While our hedging activities reduce this effect, there can be no assurance that our existing strategy will eliminate the impact of currency fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary financial information specified by this Item, together with the report of our independent public accountants thereon, are included in this Annual Report on Form 10-K on pages F-1 through F-30 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Our chief executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “Evaluation Date”) and, based on that evaluation, concluded that, as of the Evaluation Date, the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required.

Except as discussed below, there has been no change in our internal control over financial reporting during 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with its audit of our consolidated financial statements for the year ended September 30, 2002, Deloitte & Touche LLP identified certain internal control deficiencies that were communicated to the Audit Committee of our Board of Directors. Our internal controls related to tracking, reconciling and maintaining inventory records of fixed assets, accounting for internal use software and evaluating the nature and classification of leases were determined to be material weaknesses as defined in Statement on Auditing Standards No. 60, “Communication of Internal Control Related Matters Noted in an Audit.” In addition, internal controls related to reconciling certain internal revenue reports, accounting policies and procedures, documentation surrounding government incentives, documentation related to transfers and disposals of fixed assets, fixed asset cutoff procedures, the allowance for doubtful accounts and certain tax matters were determined to be reportable conditions.

In order to ensure that these disclosure and internal control deficiencies did not result in material misstatements of our consolidated financial statements as of and for the year ended September 30, 2003, we have allocated additional resources in the area of fixed assets and improved our month-end closing procedures, performed a physical inventory of our fixed assets, implemented a review process for all internal use software capitalized and for all new lease agreements, completed the reconciliation of certain internal revenue reports, completed updating and enhancing our accounting policies and procedures, improved our procedures for tracking and recording government incentives, enhanced our system for tracking and documenting the transfer and disposal of fixed assets, implemented procedures to address cutoff of fixed assets, revised the methodology for calculating our allowance for doubtful accounts, and improved our process for evaluating and documenting the need for a valuation allowance on our deferred tax assets.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to our directors and with respect to Items 401, 405 and 406 of Regulation S-K is incorporated herein by reference to the information set forth in our Proxy Statement for the Annual Meeting of Shareholders (the “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

Securities Authorized For Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan category
Equity compensation plans approved by security holders:	1,230,192	$5.00	280,391	(1)
Equity compensation plans not approved by security holders:	—	—	—

Total	1,230,192	$5.00	280,391

(1)	Includes 20,000 shares of common stock available for re-issuance under our 2001 Stock Award Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Documents filed as a part of this Report:

Page
(1)	Financial Statements.

	Independent Auditors’ Report	F-1

	Consolidated Balance Sheets	F-2

	Consolidated Statements of Operations	F-3

	Consolidated Statements of Shareholders’ Equity	F-4

	Consolidated Statements of Cash Flows	F-5

	Notes to Consolidated Financial Statements	F-6

(2)	Financial Statement Schedules.

Information is included in the consolidated financial statements.

(3)	Exhibits

See attached.

(b) Reports on Form 8-K

(1)	Current Report on Form 8-K dated July 30, 2003 and filed July 31, 2003, furnishing under Item 12 a press release regarding certain of our financial results and other data for the quarter ended June 30, 2003.

(2)	Current Report on Form 8-K dated October 3, 2003 and filed October 9, 2003, filing under Item 5 certain information regarding a private placement completed October 3, 2003.

(3)	Current Report on Form 8-K dated November 18, 2003 and filed November 20, 2003, filing under Item 5 certain information regarding the merger agreement with NCO.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RMH TELESERVICES, INC.

Dated: January 22, 2004	By:	/s/ John A. Fellows

John A. Fellows Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ John A. Fellows John A. Fellows	Director and Chief Executive Officer (Principal Executive Officer)	January 22, 2004

/s/ John R. Schwab John R. Schwab	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 22, 2004

/s/ Andrew I. Bronstein Andrew I. Bronstein	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	January 22, 2004

/s/ Steven P. Dussek Steven P. Dussek	Director	January 22, 2004

/s/ Jeffrey Jensen Jeffrey Jensen	Director	January 22, 2004

/s/ Gregory P. Lakin Gregory P. Lakin	Director	January 22, 2004

/s/ David P. Madigan David P. Madigan	Director	January 22, 2004

EXHIBIT INDEX

Exhibit No.

2.1	Agreement and Plan of Merger Among NCO Group, Inc., NCOG Acquisition Corporation and RMH Teleservices, Inc. Dated as of November 18, 2003 (incorporated by reference to the Company’s Current Report on Form 8-K dated November 18, 2003).

2.2	Forms of Voting Agreements executed in connection with the Agreement and Plan of Merger dated November 18, 2003 (incorporated by reference to the Company’s Current Report on Form 8-K filed November 20, 2003).

* 2.3	First Amendment to Agreement and Plan of Merger Among NCO Group, Inc., NCOG Acquisition Corporation and RMH Telservices, Inc. dated as of January 22, 2004.

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-07501).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2002).

#10.2	RMH 2003 Incentive Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2002)

# 10.3	Amended and Restated RMH Teleservices, Inc. 1996 Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-88292).

# 10.4	2001 Stock Award Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-59014).

10.5	Amended and Restated Shareholder Agreement by and among the Company and Jeffrey J. Jensen, Ronald L. Jensen, Gladys M. Jensen, Jami J. Jensen, Julie J. Jensen, Janet J. Jensen and James J. Jensen dated March 30, 2001 (incorporated by reference to the Company’s Current Report on Form 8-K dated April 2, 2001).

10.6	Stock Purchase Agreement dated March 30, 2001 between the Company and Jeffrey J. Jensen, individually, and as Attorney in fact for: Ronald L. Jensen, Gladys M. Jensen, Jami J. Jensen, Julie J. Jensen, Janet J. Jensen and James J. Jensen (incorporated by reference to the Company’s Current Report on Form 8-K dated April 2, 2001).

10.7	Stock Purchase Agreement dated as of September 28, 2001 among the Company and the investors listed on Exhibit A thereto (incorporated by reference to the Company’s Current Report on Form 8-K dated September 28, 2001).

10.8	Registration Rights Agreement dated as of September 28, 2001 among the Company, the individuals and entities listed on Schedule 1 thereto and Think Equity Partners LLC (incorporated by reference to the Company’s Current Report on Form 8-K dated September 28, 2001).

10.9	Form of Warrant dated as of September 28, 2001 executed by the Company to investors pursuant to the Stock Purchase Agreement dated as of September 28, 2001 among the Company and the investors listed on Exhibit A thereto and to Think Equity Partners LLC (incorporated by reference to the Company’s Current Report on Form 8-K dated September 28, 2001).

10.10	Stock Purchase Agreement dated as of October 26, 2001 among the Company and the investors listed on Exhibit A thereto (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2001).

10.11	Joinder Agreement and Waiver dated as of October 26, 2001 among the Company, Texas Margins, LLC, Gladshare 1, LLC, JFO 1, LLC, the investors listed on Exhibit A thereto and Think Equity Partners, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2001).

10.12	Promissory Note dated July 19, 2001 issued by the Company to Special Investment Risks, Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2001).

10.13	Promissory Note Renewal and Extension dated September 24, 2001 issued by the Company to Special Investment Risks, Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2001).

10.14	$8.0 million Operating Lease Facility Agreement between the Company and PNC Leasing Corp. dated May 11, 1999 (incorporated by reference to the Company’s Form 10-Q filed for the period ended June 30, 1999).

10.15	Addendum to Master Lease Agreement between the Company and PNC Leasing Corp. dated May 28, 1999 (incorporated by reference to the Company’s Form 10-Q filed for the period ended June 30, 1999).

10.16	Letter Agreement dated May 7, 2003 between the Company and PNC Leasing, LLC related to the Master Lease Agreement dated March 3, 1997 by and between PNC Leasing Corp. and the Company (incorporated by reference to the Company’s Form 10-Q filed for the period ended March 31, 2003).

10.17	Addendum to Master Lease Agreement between the Company and PNC Leasing Corp. dated October 1, 2000 (incorporated by reference to the Company’s Form 10-K filed for the period ended September 30, 2000)

10.18	Master Lease Agreement between RMH Teleservices International Inc. and GATX Technology June 1, 1999 (incorporated by reference to the Company’s Form 10-Q filed for the Period ended June 30, 1999).

10.19	Lease Facility Agreement with Mellon US Leasing dated March 28, 2001 (incorporated by reference to the Company’s Form 10-Q filed for the period ended June 30, 2001).

10.20	Amendment – Lease Facility Agreement with Mellon US Leasing dated March 28, 2001 (incorporated by reference to the Company’s Form 10-Q filed for the period ended June 30, 2001).

10.21	Lease Facility Agreement with General Electric Capital Corporation dated February 26, 2001(incorporated by reference to the Company’s Form 10-Q filed for the period ended June 30, 2001).

#10.22	Employment Agreement by and between the Company and John Fellows, dated August 9, 2001 (incorporated by reference to the Company’s Form 10-Q filed for the period ended June 30, 2001).

#10.23	Addendum to Employment Agreement between the Company and John Fellows dated March 3, 2003 (incorporated by reference to the Company’s Form 10-Q filed for the period ended March 31, 2003).

#10.24	Separation Agreement and General Release by and between the Company and Robert Berwanger, dated July 8, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2002).

#10.25	Employment Terms and General Release by and between the Company and Michael Scharff, dated November 12, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2002).

#10.26	Employment Agreement by and between the Company and Paul J. Burkitt, dated January 26, 1999 (incorporated by reference to the Company’s Form 10-K filed for the period ended September 30, 1999).

#10.27	Employment Agreement by and between the Company and Paul W. Little, dated April 14, 1999 (incorporated by reference to the Company’s Form 10-K filed for the period ended September 30, 2000).

#10.28	Letter Agreement by and between the Company and Scot Brunke, dated January 8, 2001(incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2002).

#10.29	Separation Agreement and General Release between the company and Scot Brunke dated March 3, 2003 (incorporated by reference to the Company’s Form 10-Q filed for the period ended March 31, 2003).

#10.30	Employment Agreement between the Company and Clint Streit, dated August 20, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2002).

#10.31	Consulting Agreement between the Registrant and Herbert Kurtz dated June 1, 2002 (incorporated by reference to the Company’s Form 10-Q filed for the period ended June 30, 2002).

#10.32	Employment Agreement between the Company and John R. Schwab dated June 11, 2003 (incorporated by reference to the Company’s Form 10-Q filed for the period ended June 30, 2003).

#10.33	Employment Agreement between the Company and Deborah C. Lofton dated June 5, 2003 (incorporated by reference to the Company’s Form 10-Q filed for the period ended June 30, 2003).

10.34	Form of Loan Agreement (the “Loan Agreement”) dated as of December 15, 2001 by and between the Company and Certain Employees of the Company (incorporated by reference to the Company’s Form 10-Q filed for the period ended December 31, 2002).

10.35	Form of Promissory Note (the “Note”) dated December 15, 2001 from Certain Employees of the Company Payable to the Company (incorporated by reference to the Company’s Form 10-Q filed for the period ended December 31, 2002).

10.36	Form of the Amendment to the Promissory Note (the “Amendment”) dated as of February 8, 2002 By and Between the Company and Certain Employees of the Company (incorporated by reference to the Company’s Form 10-Q filed for the period ended December 31, 2002).

+10.37	Amended and Restated Agreement for Independent Verification of Telemarketing Sales effective as of July 8, 1999 by and between MCI WORLDCOM Network Services, Inc. and the Company (incorporated by reference to the Company’s Form 10-K filed for the period ended September 30, 2000).

+10.38	Side Agreement, dated July 15, 1999, by and between MCI WORLDCOM Network Services, Inc. and the Company (incorporated by reference to the Company’s Form 10-K filed for the period ended September 30, 2000).

+10.39	Call Center Services Agreement between the Company and United Parcel Service Oasis Supply Corporation (“UPS”) dated July 15, 2001 (incorporated by reference to the Company’s Form 10-K filed for the period ended September 30, 2001).

+10.40	First Amendment to the Call Center Services Agreement by and between the Company and UPS dated October 12, 2002 (incorporated by reference to the Company’s Form 10-K filed for the period ended September 30, 2001).

+10.41	Customer Support Services Agreement between the Company and Microsoft Corporation dated as of October 1, 2000 (incorporated by reference to the Company’s Form 10-K filed for the period ended September 30, 2001).

+10.42	Call Center Services Agreement between the Company and MCI WORLDCOM Communications, Inc. dated as of March 16, 2001 (incorporated by reference to the Company’s Form 10-K filed for the period ended September 30, 2001).

+10.43	First Amendment to the Call Center Services Agreement by and between the Company and MCI WorldCom Communications, Inc. dated August 6, 2001 (incorporated by reference to the Company’s Form 10-K filed for the period ended September 30, 2001).

+10.44	First Amended and Restated Call Center Services Agreement between MCI WORLDCOM Communications, Inc. and the Company (incorporated by reference to the Company’s Form 10-Q filed for the period ended December 31, 2002).

*+10.45	Second Amendment to Call Center Services Agreement between MCI WORLDCOM Communications, Inc. and the Company.

*+10.46	Fourth Amendment to Call Center Services Agreement between MCI WORLDCOM Communications, Inc. and the Company.

+10.47	Vendor Services Agreement between the Company and Nextel Communications of the Mid-Atlantic, Inc. dated January 1, 2001 (incorporated by reference to the Company’s Form 10-K filed for the period ended September 30, 2001).

+10.48	Contract Order to Master Services Agreement between Sprint/United Management Company and the Company effective January 1, 2002 (incorporated by reference to the Company’s Form 10-Q filed for the period ended March 31, 2002).

+10.49	Telemarketing Services Agreement effective January 1, 2002 between Citicorp Credit Services, Inc. and the Company (incorporated by reference to the Company’s Form 10-Q filed for the period ended March 31, 2002).

+10.50	Telemarketing Services Agreement between the Company and J.C. Penney Life Insurance Company dated April 25, 2002 (incorporated by reference to the Company’s Form 10-Q filed for the period ended June 30, 2002).

+10.51	Second Amendment dated March 28, 2002 to the Call Center Services Agreement dated November 27, 2001 between the Company and MCI WORLDCOM Communications, Inc. (incorporated by reference to the Company’s Form 10-Q filed for the period ended June 30, 2002).

+10.52	Amended and Restated First Amendment dated November 28, 2001 to the Call Center Services Agreement between the Company and MCI WORLDCOM Communications, Inc. (incorporated by reference to the Company’s Form 10-Q filed for the period ended June 30, 2002).

*+10.53	Settlement Agreement and Mutual Release between the Company and WORLDCOM, Inc. dated July 25, 2003.

10.54	Securities Purchase Agreement dated as of October 3, 2003 among RMH Teleservices, Inc. and the investors listed on the signature pages thereto 2003 (incorporated by reference to the Company’s Current Report on Form 8-K dated October 3, 2003).

10.55	Registration Rights Agreement dated as of October 3, 2003 among RMH Teleservices, Inc. and the individuals and entities listed on the signature pages thereto and Craig-Hallum Capital Group LLC (incorporated by reference to the Company’s Current Report on Form 8-K dated October 3, 2003).

10.56	Form of Warrant dated as of October 3, 2003 executed by RMH Teleservices, Inc. to investors pursuant to the Securities Purchase Agreement dates as of October 3, 2003 among RMH Teleservices, Inc. and the investors listed on the signature pages thereto and to Craig-Hallum Capital Group LLC (incorporated by reference to the Company’s Current Report on Form 8-K dated October 3, 2003).

10.57	Loan and Security Agreement by and between RMH Teleservices, Inc. as Borrower, and Foothill Capital Corporation as Lender dated as of September 4, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2002).

10.58	Guaranty dated September 4, 2002 from Teleservices Management Company, Teleservices Technology Company, RMH Interactive Technologies, LLC, RMH Teleservices International, Inc., 515963 N.B. Inc., and 516131 N.B. Inc., to Foothill Capital Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2002).

10.59	Guarantor Security Agreement dated September 4, 2002 from Teleservices Management Company, Teleservices Technology Company, RMH Interactive Technologies, LLC., RMH Teleservices International, Inc., 515963 N.B. Inc., and 516131 N.B. Inc., to Foothill Capital Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2002).

10.60	First Amendment to Loan Agreement by and between RMH Teleservices, Inc. and Foothill Capital dated November 4, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2002).

10.61	Waiver and Consent Under Loan and Security Agreement between the Company and Foothill Capital Corporate Dated January 20, 2003 (incorporated by reference to the Company’s Form 10-Q filed for the period ended December 31, 2002).

10.62	Second Amendment to Loan Agreement between the Company and Foothill Capital Corporation dated April 18, 2002 (incorporated by reference to the Company’s Form 10-Q filed for the period ended March 31, 2003).

10.63	Third Amendment To, and Consent and Release Under, Loan and Security Agreement between the Company and Foothill Capital Corporation (incorporated by reference to the Company’s Form 10-Q filed for the period ended March 31, 2003).

10.64	Fourth Amendment To, and Waiver Under, Loan and Security Agreement between the Company and Wells Fargo Foothill, Inc. (Formerly known as Foothill Capital Corporation) dated July 25, 2003 (incorporated by reference to the Company’s Form 10-Q filed for the period ended June 30, 2003).

*10.65	Fifth Amendment to Loan Agreement between the Company and Wells Fargo Foothill, Inc. dated September 22, 2003.

*10.66	Sixth Amendment to Loan Agreement between the Company and Wells Fargo Foothill, Inc. dated October 2, 2003.

*10.67	Seventh Amendment To, and Waiver Under, Loan and Security Agreement between the Company and Wells Fargo Foothill, Inc. dated November 24, 2003.

*+10.68	Eighth Amendment To, and Waiver and Consent Under, Loan and Security Agreement between the Company and Wells Fargo Foothill, Inc. dated January 15, 2004.

*21	Subsidiaries of the Registrant.

*23	Consent of Deloitte & Touche LLP.

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
+	Portions of these Exhibits have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission.
#	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

Independent Auditors’ Report

The Board of Directors

RMH Teleservices, Inc.:

We have audited the accompanying consolidated balance sheets of RMH Teleservices, Inc. and Subsidiaries (the “Company”) as of September 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of RMH Teleservices, Inc. and Subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the recurring losses from operations, uncertainty regarding the ability to remain in compliance with restrictive debt covenants under the revolving credit facility, and uncertainty regarding the ability to obtain additional financing to fund the Company’s operations and capital requirements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
January 22, 2004

RMH TELESERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$1,112	$1,390
Restricted cash	50	1,000
Accounts receivable, net of allowance for doubtful accounts of $247 and $5,490, respectively	22,058	28,558
Other receivables	1,471	750
Refundable income taxes	106	54
Prepaid expenses and other current assets	3,017	2,693

Total current assets	27,814	34,445

Property, plant & equipment, net	51,512	52,898
Other assets	9,123	7,348

	$88,449	$94,691

Liabilities and shareholders’ equity
Current liabilities:
Credit line	$6,030	$3,546
Current portion of obligation under capital leases	11,346	10,393
Current portion of notes payable	760	98
Accounts payable	6,355	7,570
Accrued expenses and other current liabilities	17,892	14,730

Total current liabilities	42,383	36,337

Long-term Liabilities
Notes payable	730	272
Obligation under capital leases	8,741	17,351
Other long-term liabilities	16,946	9,842

Total long-term liabilities	26,417	27,465

Commitments and contingencies (Note 19)
Shareholders’ equity
Preferred stock, $1.00 par value; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, no par value; 20,000,000 shares authorized, 13,805,580 and 13,740,990 shares issued and outstanding, respectively	84,234	83,878
Common stock warrants	6,736	6,736
Deferred compensation	(299)	(1,231)
Accumulated deficit	(70,844)	(58,546)
Accumulated other comprehensive (loss) income	(178)	52

Total shareholders’ equity	19,649	30,889

	$88,449	$94,691

The accompanying notes are an integral part of these consolidated financial statements.

RMH TELESERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	Year ended September 30,
	2003	2002	2001
Net revenues	$283,923	$239,192	$173,983

Operating expenses:
Cost of services	240,059	192,242	139,642
Selling, general and administrative	48,880	49,365	34,431
Provision for losses on receivables	738	7,942	13,627
Impairment and restructuring charges	2,866	3,733	868

Total operating expenses	292,543	253,282	188,568

Operating loss	(8,620)	(14,090)	(14,585)
Equity in loss of joint venture	—	—	1,161
Other (expense) income	(334)	90	—
Interest income	107	78	427
Interest expense	2,975	3,569	3,063

Loss before income taxes	(11,822)	(17,491)	(18,382)

Income tax expense (benefit)	476	—	(752)

Net loss	$(12,298)	$(17,491)	$(17,630)

Basic loss per common share	$(0.90)	$(1.32)	$(1.89)

Diluted loss per common share	$(0.90)	$(1.32)	$(1.89)

Shares used in computing basic and diluted loss per common share	13,594	13,218	9,344

The accompanying notes are an integral part of these consolidated financial statements.

RMH TELESERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands except share amounts)

	Preferred Stock		Common Stock		Common Stock Warrants	Deferred Compensation	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, September 30, 2000	—	—	8,437,711	$49,772	—	$(118)	$(23,425)	$(196)	$26,003
Comprehensive income:
Net loss	—	—	—	—	—	—	(17,630)	—	(17,630)
Foreign currency translation adjustment	—	—	—	—	—	—	—	116	116

Total comprehensive income	—	—	—	—	—	—	(17,630)	116	(17,514)
Exercise of common stock options	—	—	89,645	302	—	—	—	—	302
Tax benefit from exercise of common options	—	—	—	(223)	—	—	—	—	(223)
Issuance of restricted stock to employees	—	—	420,000	2,699	—	(2,699)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	677	—	—	677
Capital contribution	—	—	—	71	—	—	—	—	71
Issuance of common stock and warrants, net	—	—	4,245,164	25,204	6,608				31,812

Balance, September 30, 2001	—	—	13,192,520	$77,825	$6,608	$(2,140)	$(41,055)	$(80)	$41,158
Comprehensive loss:
Net loss	—	—	—	—	—	—	(17,491)	—	(17,491)
Foreign currency translation adjustment	—	—	—	—	—	—	—	132	132

Total comprehensive loss	—	—	—	—	—	—	(17,491)	132	(17,359)
Issuance of common stock and warrants, net	—	—	217,804	2,878	995	—	—	—	3,873
Exercise of common stock warrants	—	—	121,349	2,323	(867)	—	—	—	1,456
Exercise of common stock options	—	—	212,650	815	—	—	—	—	815
Stock compensation charge	—	—	—	132	—	(15)	—	—	117
Capital contribution	—	—	—	12	—	—	—	—	12
Issuance of restricted stock to employees	—	—	50,000	234		(234)
Forfeiture of restricted stock	—	—	(53,333)	(341)	—	341	—	—	—
Amortization of deferred compensation	—	—	—	—	—	817	—	—	817

Balance, September 30, 2002	—	—	13,740,990	83,878	6,736	(1,231)	(58,546)	52	30,889

Comprehensive loss:
Net loss	—	—	—	—	—	—	(12,298)	—	(12,298)
Change in fair value of cash flow hedge	—	—	—	—	—	—	—	34	34
Foreign currency translation adjustment	—	—	—	—	—	—	—	(264)	(264)

Total comprehensive loss	—	—	—	—	—	—	(12,298)	(230)	(12,528)
Exercise of common stock options	—	—	81,257	337	—	—	—	—	337
Stock compensation charge	—	—	—	129	—	31	—	—	160
Forfeiture of restricted stock	—	—	(16,667)	(110)	—	110	—	—	—
Amortization of deferred compensation	—	—	—	—	—	791	—	—	791

Balance, September 30, 2003	—	—	13,805,580	$84,234	$6,736	$(299)	$(70,844)	$(178)	$19,649

The accompanying notes are an integral part of these consolidated financial statements.

RMH TELESERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2003	2002	2001
Operating activities:
Net loss	$(12,298)	$(17,491)	$(17,630)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Restructuring charge	939	3,733	868
Asset impairments	1,927	3,039	—
Discount on common stock issuance	—	2,123	—
Loss on disposal of fixed assets	433	987	61
Amortization of deferred compensation	791	817	677
Amortization of sales incentives	1,824	3,242	1,349
Other stock-based compensation charge	160	117	—
Depreciation and amortization	16,336	14,733	9,796
Provision for bad debts	738	7,942	13,627
Equity in losses of joint venture	—	—	1,161
Deferred income taxes	—	—	39
Changes in operating assets and liabilities-
Accounts receivable	4,707	(795)	(25,677)
Prepaid expenses and other current assets	(372)	(1,205)	880
Other receivables	—	272	(765)
Refundable income taxes	(52)	2,216	(2,270)
Other assets	(3,430)	(7,878)	(3,739)
Accounts payable	(9,576)	755	3,342
Accrued expenses and other current liabilities	9,162	3,358	2,303
Income taxes payable	—	—	(934)
Other liabilities	6,723	1,100	3,975

Net cash provided by (used in) operating activities	18,012	17,065	(12,937)

Investing activities:
Capital expenditures	(11,597)	(13,589)	(14,916)
Proceeds from sale of assets	617	65	—
Investment in joint venture	—	—	(877)
Issuance of employee notes	—	(695)	—
Repayment of employee notes	—	12	—

Net cash used in investing activities	(10,980)	(14,207)	(15,793)

Financing activities:
Restricted cash	950	(1,000)	—
Proceeds from (repayment of) line of credit	2,484	3,546	—
Proceeds from (repayment of) related-party note payable	—	(5,000)	5,000
Proceeds from notes payable	1,037	—	463
Repayments of note payable	—	(93)	—
Capital lease payments	(12,001)	(9,432)	(7,898)
Proceeds from issuance of common stock and warrants	—	3,206	31,812
Exercise of common stock options	337	815	302
Capital contributions	—	12	71

Net cash (used in) provided by financing activities	(7,193)	(7,946)	29,750

Effect of exchange rate changes	(117)	132	116

Net (decrease) increase in cash and cash equivalent	(278)	(4,956)	1,136
Cash and cash equivalents, beginning of year	1,390	6,346	5,210

Cash and cash equivalents, end of year	$1,112	$1,390	$6,346

The accompanying notes are an integral part of these consolidated financial statements.

RMH TELESERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per-share data unless otherwise indicated)

1. Background

RMH Teleservices, Inc. and Subsidiaries (the “Company”) is a provider of outsourced customer relationship management (“CRM”) services. Founded in 1983, the Company is headquartered in Newtown Square, Pennsylvania, and operated over 7,600 workstations within a network of 14 customer interaction centers at September 30, 2003. The Company has five customer interaction centers located in the United States, eight located in Canada and one in the Philippines.

On November 18, 2003, the Company signed a definitive merger agreement under which the Company agreed to be acquired by NCO Group, Inc. (“NCO”) (the “NCO Transaction”). The definitive merger agreement was subsequently amended on January 22, 2004. NCO is one of the largest providers of accounts receivable collection services in the world. NCO provides services to clients in the financial services, healthcare, retail, commercial, utilities, education, telecommunications and government sectors. Its common stock is traded on The NASDAQ National Market under the symbol “NCOG.” Under the terms of the original definitive merger agreement, the acquisition provided that the Company’s shareholders would receive $5.50 worth of NCO common stock for each share of the Company’s common stock, as long as NCO’s stock price, based on NCO’s twenty day average stock price prior to the closing, was valued between $22.00 and $27.00 per share. Based on the terms of the January 22, 2004 amendment to the definitive merger agreement, the Company’s shareholders will receive 0.2150 shares of NCO common stock for each share of the Company’s common stock, as long as NCO’s stock price, based on NCO’s twenty-day average stock price prior to closing, is valued between $18.75 and $26.75 per share. Within this range, the acquisition will be funded with approximately 3.5 million shares of NCO common stock.

Under the amendment to the definitive merger agreement, the exchange ratio may fluctuate if NCO’s average common stock value is less than $18.75 or more than $26.75 (based upon the average NCO closing price over a 20 day period ending shortly before the effective time of the merger). Once such average common stock value is below $18.75, NCO can elect to either maintain the exchange ratio at 0.2150 or adjust the exchange ratio upward so that each Company share would receive $4.00 worth (calculated using such average value) of NCO common stock in the merger. If NCO does not elect to increase the exchange ratio, the Company has the option to terminate the merger agreement without being required to pay a termination fee. If such average common stock value is above $26.75, the exchange ratio will be reduced so that each Company share would receive $5.75 worth (calculated using such average value) of NCO common stock in the merger.

The NCO Transaction is subject to approval by the Company’s shareholders. NCO has entered into voting agreements with certain of the Company’s shareholders holding approximately 38% of the Company’s outstanding shares pursuant to which such shareholders have agreed to vote their shares in favor of the NCO Transaction. The Company’s board of directors has unanimously voted to approve the transaction and recommend that the Company’s shareholders vote to approve the merger. The NCO Transaction is subject to normal regulatory review and the expiration of applicable waiting periods. If the NCO Transaction is terminated under certain circumstances, the Company is required to pay NCO a termination fee of up to $6,000.

2. Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (collectively, the “Subsidiaries”), Teleservices Management Company, Teleservices Technology Company, RMH Teleservices Asia Pacific, Inc., RMH Teleservices International Inc. (“RMH International”) and RMH International’s subsidiaries, 515963 N.B. Inc. and 516131 N.B. Inc. All intercompany transactions have been eliminated.

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

At September 30, 2002, $1,000 of the Company’s cash was classified as restricted because it was securing an outstanding letter of credit. In June 2003, such amount was utilized to fund a payment to the lessor to extinguish the obligation (see note 10).

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

Under the provisions of American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes the costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized funding for the project, which it deems probable to be completed and used to perform the function intended. Capitalized costs may include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

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

Impairment of long-lived assets

The Company reviews the recoverability of its long-lived assets, including property and equipment, internal use software and other intangible assets each reporting period to determine if events or changes in circumstances have occurred that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future pre-tax cash flow (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value of the asset.

Revenue recognition

The Company recognizes revenues from its CRM services under hourly and performance-based models:

Hourly – Revenue is recognized based on the billable hours of each CRM representative as defined in the client contract. The rate per billable hour charged is based on a predetermined contractual rate, as agreed in the underlying contract. The contractual rate can fluctuate based on certain pre-determined objective performance criteria related to quality and performance. The impact of the performance criteria on the rate per billable hour is continually updated as revenue is recognized. Some clients are contractually entitled to penalties when the Company is out of compliance with certain obligations as defined in the client contract. Penalties are recorded as a reduction to revenues as incurred based on a measurement of the Company’s obligation under the terms of the client contract.

Performance-based – Under performance-based arrangements, the Company is paid by its customers based on its achieving certain levels of sales or other client determined criteria specified in the client contract. The Company recognizes performance-based revenue by measuring its actual performance against the performance criteria specified in the contracts.

Amounts invoiced to customers prior to the performance of services are recorded as deferred revenues.

The terms of the Company’s contracts with its clients typically range from a few months to five years and are generally cancelable by either party upon 60 days prior written notice. Certain of the contracts have penalties for early cancellation by the Company’s clients. In addition, the Company also has a contract with Aegon that contains a termination clause under which the Company would be required to pay a penalty for terminating the contract, without cause, prior to its July 31, 2007 termination date. The amount of the termination payment to Aegon would vary based on the terms of the contract. As of September 30, 2003, no other Company contracts included similar termination penalties. As a result of an amendment to the Company’s Canadian services agreement with MCI (as defined below) that became effective on October 1, 2003, in the event MCI terminates the services agreement due to the Company’s material breach or a transaction in which a competitor of MCI acquired control of the Company or in the event the Company terminates the services agreement for convenience after October 1, 2004, the Company is required to pay a minimum termination fee of $153 for each month remaining in the agreement (or $7,500 at October 1, 2003). In most other instances (as defined in the services agreement) in which either party terminates the services agreement, the Company is required to pay a termination fee of $77 for each month remaining in the services agreement (or $3,750 at October 1, 2003).

In prior years, certain clients have paid discretionary bonuses that were recognized when the client made the determination to make the payment and communicated the bonus to the Company. Performance-based discretionary bonuses of $4,355 were recognized in 2001. There were no performance-based discretionary bonuses in 2003 or 2002.

The Emerging Issues Task Force (“EITF”) reached a consensus on accounting for certain sales incentives (“EITF 00-14”). EITF 00-14 requires that when recognized, the reduction in or refund of the selling price of a product or service resulting from certain sales incentives should be classified as a reduction in revenues. The Company adopted EITF 00-14, as codified by EITF No. 01-09 on October 1, 2001. Amortization of capitalized costs for 2001 have been reclassified from cost of services to a reduction of net revenues to conform to the current presentation as required. Revenues in 2003, 2002, and 2001 are net of $1,824, $3,242, and $1,349, respectively, of amortization of cash incentives (see note 6).

In connection with the provision of inbound and outbound CRM services to its customers, the Company incurs costs to train its CRM representatives. Training programs relate to both program start-up training in connection with new CRM programs (“Startup Training”) and attrition-related training for existing CRM programs (“Attrition Training”). The Company may bill some of our customers for the costs incurred under these training programs based on the terms in the contract. Training revenue is integral to CRM revenues being generated over the course of a contract and cannot be separated as a discrete earning process under SEC Staff Accounting Bulletin No. 101 (“SAB 101”). As a result, all training revenues are deferred. Startup Training revenues are amortized over the term of the customer contract, except for customers with contracts of less than one year, for which Startup Training is amortized over the estimated period of benefit to the Company, which approximates 12 months. Attrition Training revenues are amortized over the average employment of a telephone service representative. Direct costs associated with providing Startup Training and Attrition Training, which consist exclusively of salary and benefit costs, are also deferred and amortized over a time period consistent with the deferred training revenues. When a business relationship is terminated with one of the Company’s customers, the unamortized deferred training revenue and unamortized deferred direct costs associated with that customer are immediately recognized. The following table summarizes deferred training revenues and costs in 2003 and 2002:

	Year Ended September 30,
	2003	2002
Training revenue deferred	$8,677	$4,786
Training costs deferred	6,264	3,569

	September 30,
	2003	2002
Deferred training revenue liability	$7,920	$3,848
Deferred training cost asset	5,525	2,845

The deferred training asset and liability are included in other long-term assets and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. The Company did not have significant training revenues prior to 2002.

Allowance for Doubtful Accounts

The Company assesses the likelihood of collection based on a number of factors including the client’s collection history and credit-worthiness. If collection is not reasonably assured, the revenue is deferred and recognized at the time collection becomes reasonably assured. Estimates are made of potential future charges against current period revenue. Similarly, management must make estimates of the collectibility of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

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

Incentive payments are recognized as a reduction to payroll and start-up costs when the contractually defined performance criteria are satisfied. When an incentive payment is subject to refund based on a future event the incentive payment is deferred. In the event that performance criteria have been satisfied prior to the receipt of the incentive payment, operating expenses are reduced and a receivable from the government is recorded. If the incentive payment is received prior to the satisfaction of the performance criteria, the incentive payment is deferred and recorded as a liability.

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

Stock based compensation

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” as Amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation,” the Company measures compensation costs in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company grants stock options to employees and directors at an exercise price equal to fair market value on the date of grant. Accordingly, the Company has not recognized compensation cost for stock options issued to employees and directors in its consolidated financial statements. Upon exercise, net proceeds, including tax benefits realized, are recorded in shareholders’ equity. Stock options issued to non-employees are recorded at fair value at the date of grant. Fair value is determined using the Black-Scholes method and the expense is amortized over the vesting period.

Had the Company recognized compensation cost for the stock option plan consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per common share for the years ended September 30, 2003, 2002 and 2001 would have been as follows:

	Year Ended September 30,
	2003	2002	2001
Net loss as reported	$(12,298)	$(17,491)	$(17,630)
Add: Stock-based employee compensation expense included in net loss net of related tax effects	160	117	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,349)	(1,482)	(1,076)

Pro forma net loss	$(13,487)	$(18,856)	$(18,706)

Loss per share:
Basic - as reported	$(0.90)	$(1.32)	$(1.89)

Basic - pro forma	$(0.99)	$(1.43)	$(2.00)

Diluted - as reported	$(0.90)	$(1.32)	$(1.89)

Diluted - pro forma	$(0.99)	$(1.43)	$(2.00)

The weighted-average fair value of the stock options granted during the years ended September 30, 2003, 2002 and 2001 was $5.15, $5.15, and $8.52, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended September 30,
	2003	2002	2001
Risk free interest rate	3.1%	4.0%	5.3%
Volatility	82.6%	99.8%	101.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	7.0 years	7.0 years	7.0 years

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

Foreign currency translation

Pursuant to SFAS No. 52, “Foreign Currency Translation,” the assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are included in accumulated other comprehensive income (loss) within shareholders’ equity. The functional currency of RMH International and its subsidiaries is the Canadian dollar. The functional currency of the Company’s Philippine operations is the Philippine peso. For the years ended September 30, 2003 and 2002, the Company recognized foreign currency translation gains (losses) of ($264) and $132, respectively. Net foreign currency transaction gains (losses) in 2003, 2002 and 2001 were $863, ($243), and ($213), respectively, and are included in general and administrative expense in the accompanying consolidated statements of operations.

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

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss), foreign currency translation gains and losses, and the change in the fair value of cash flow hedges and was ($12,528), ($17,359), and ($17,514) in 2003, 2002, and 2001, respectively. Accumulated other comprehensive income (loss) at September 30, 2003 and 2002 was composed of the following:

	September 30,
	2003	2002
Foreign currency translation (loss) gain	$34	$52
Change in fair value of cash flow hedge	(212)	—

	$(178)	$52

Supplemental cash flow information

Cash paid for interest and income taxes were as follows:

	2003	2002	2001
Interest	$2,929	$3,549	$2,403
Income Taxes	90	—	1,178

In 2002, the Company received a net tax refund of $2,187. The Company also granted certain non-cash incentives in the form of credits during 2002 and 2001(see note 6). The Company entered into capital lease obligations of $2,617, $4,401, and $25,244 in 2003, 2002 and 2001, respectively.

Reclassifications

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted SFAS No. 144 effective October 1, 2002 (see note 8).

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” which applied through December 31, 2002. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity’s commitment to an exit plan. The Company adopted the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002 (see note 8).

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) with the objective of improving financial reporting by companies involved with variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 to certain entities, defined as variable interest entities, in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of FIN 46. FIN 46 has not had an impact on the Company’s financial statements. Furthermore, the Company does not expect the adoption of the remaining provisions of FIN 46R will have an impact on its financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The Company adopted the provisions of SFAS No. 149 in the fourth quarter of 2003 which had no impact on its financial position, results of operations or disclosures.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 in the fourth quarter of 2003 which had no impact on its financial position, results of operations or disclosures. The FASB is addressing certain implementation issues associated with the application of SFAS No. 150 including those related to mandatorily redeemable financial instruments representing noncontrolling interests in subsidiaries included in consolidated financial statements. The Company will monitor the actions of the FASB and assess the impact, if any, that these actions may have on its financial statements.

3. Operations and Financing

The Company incurred significant losses in fiscal 2003, 2002 and 2001 primarily as a result of bad debt expenses, impairment and restructuring charges, a charge associated with projected minimum purchase requirements under agreements with telephone long distance carriers (see note 9) related to the migration from outbound to inbound CRM services, underutilization of capacity, and unfavorable currency exchange rates between the United States and Canada which have resulted in higher operating costs in Canada to support clients in the United States. In addition, the Company had a working capital deficit of $14,569 at September 30, 2003. The Company’s ability to meet its financial obligations and make planned capital expenditures will depend on its future operating performance, which will be subject to financial, economic and other factors affecting the business and operations of the Company, including factors beyond its control, and the Company’s ability to remain in compliance with the restrictive covenants under its revolving credit facility. The Company was not in compliance with the minimum EBITDA requirement (as defined) at September 30, 2003 under the Company’s revolving credit facility, the covenants requiring audited financial statements, an independent auditors’ report without a going concern emphasis paragraph, and a debt compliance letter within 90 days of the Company’s fiscal year ended September 30, 2003, the covenant requiring that its Annual Report on Form 10-K be filed in a timely manner, or the covenant requiring that it pledge the stock of certain of its wholly-owned subsidiaries to the lender. The Company received a waiver for these violations in January 2004 and also amended the EBITDA requirement so that its quarterly measurement period, which was previously for a trailing twelve-month period, will be for a trailing three-month period for each quarterly measurement period through the quarter ending September 30, 2004 and a trailing twelve-month period for each quarterly measurement period thereafter. In the event that there are future violations of the EBITDA requirement, management will be required to either obtain a waiver or amend the covenant requirement.

In order to improve the Company’s operating performance and to provide for additional liquidity to fund its operations and additional capital expansion, management undertook a number of initiatives in fiscal 2004. While an operating loss will be incurred for the first quarter of fiscal year 2004, the Company’s business plan for fiscal 2004 projects an improvement in operating performance in subsequent quarters that is the result of the expansion of services provided to existing customers, the negotiation of rate increases with certain customers, and an improvement in the efficiency of the Company’s operations. In addition, there will be a reduction in start-up costs associated with the Company’s Philippine operations in fiscal 2004 when compared with fiscal 2003, which was the first year of operations for that location. On October 3, 2003, the Company raised net proceeds of $6,555 through the sale of common stock in a private placement financing (the “2003 Placement”). The Company issued 2,205,000 shares of its common stock and warrants to purchase an additional 551,250 shares of its common stock pursuant to the private placement (see note 12). In addition, the revolving credit facility, as amended in October 2003, November 2003 and January 2004, permits the Company to borrow up to $3,000 in excess of the borrowing base through March 1, 2004.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern with the realization of assets and the settlement of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent upon, among other things, successful execution of its business plan for 2004, its ability to remain in compliance with restrictive covenants under the Revolver, and its ability to obtain additional financing to fund its operations and capital requirements. There can be no assurance that the Company will be able to successfully execute its business plan for 2004, remain in compliance with restrictive covenants under the Revolver, obtain additional financing, or complete the NCO Transaction, all of which creates substantial doubt about its ability to continue as a going concern through September 30, 2004. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

4. Major Clients and Concentration of Credit Risk

The Company is dependent on several large clients for a significant portion of net revenues. The loss of one or more of these clients, or an inability to collect amounts owed by such clients, could have a material adverse effect on the financial position and results of operations of the Company. The following table summarizes the percent of net revenues from each client that represented at least 10% of net revenues in 2003, 2002 and 2001 and related accounts receivable as of September 30, 2003 and 2002 for those clients that were at least 10% of net revenues in 2003 and 2002:

	Percentage of net revenues			Accounts receivable at September 30,
	2003	2002	2001	2003	2002
MCI	34.2%	25.8%	19.2%	$2,243	$13,152
Aegon	*	10.9%	11.6%	*	2,464
UPS	12.6%	*	*	3,330	*
Microsoft	*	11.3%	10.3%	*	1,947
Nextel	13.1%	11.6%	*	5,348	2,464

*	Less than 10% for the fiscal year.

The Company provides inbound and outbound CRM services to MCI WORLDCOM Communications, Inc. and MCI WORLDCOM Network Services, Inc. (collectively, “MCI”), a subsidiary of WorldCom, Inc. (“WorldCom”), under several agreements that expire through October 31, 2007. MCI accounted for 34.2%, 25.8%, and 19.2 % of the Company’s net revenues in 2003, 2002, and 2001, respectively. On July 21, 2002, WorldCom announced that it had filed for voluntary relief under Chapter 11 of the United States Bankruptcy Code. The following table summarizes the Company’s MCI related charges in 2002:

Charges recorded as a reduction in revenues:
Write-off of MCI related sales incentives		$2,116
Charges recorded in selling, general and administrative expenses:
Reserve for loan due from Specialized Teleservices, Inc.	1,011
Impairment charge - voice response unit	745

		1,756
Increase in provision for losses on receivables		3,797

Total charges		$7,669

Up-front cash payments and non-cash concessions were made to MCI to secure the execution of certain contracts. Due to the WorldCom bankruptcy filing, a portion of these sales incentives was determined to be impaired and no longer recoverable and a $2,116 charge was recorded as a reduction of revenues in accordance with the provisions of EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-09”). The $1,011 reserve against a loan due from Specialized Teleservices, Inc, which reduced the carrying value of the loan to $0, was required because that client derives all of its revenues from MCI (see note 21). A $745 charge was recorded in selling, general and administrative expense to write off the remaining carrying value of a voice response unit application developed solely for MCI (the “MCI VRU”) since its carrying value was determined to be unrecoverable due to the WorldCom bankruptcy filing. As discussed below, the Company sold the MCI VRU in March 2003 and recorded a gain of $473.

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

Management believes that it has adequately reserved for all exposure created as a result of the WorldCom bankruptcy, however, there can be no assurance that additional charges will not be required in the future. At September 30, 2003, the Company had $2,374 in accounts receivable from MCI, all of which was for services provided subsequent to the bankruptcy filing. As discussed below, the Company received a $4,652 payment from MCI in August 2003 for final settlement of all pre-petition receivables. On January 17, 2003, the Company sold $3,286 of pre-petition accounts receivable from MCI to a third party for a cash payment of $1,314 that was received on February 3, 2003. No additional charges were recorded in connection with the sale of the receivables since the sale price was equal to the carrying value of the receivables.

Four of the Company’s customer interaction centers provide all or a significant portion of their services to MCI. While management does not presently believe the property and equipment at these customer interaction centers is impaired, a decline in the level of services being provided to MCI as a result of the WorldCom bankruptcy filing could result in the Company incurring substantial operating costs with no related revenues and a significant charge associated with property and equipment impairment. The carrying value of property and equipment at the four customer interaction centers at September 30, 2003 was $15,934. Future operating lease commitments for the four customer interaction centers was $15,163 at September 30, 2003.

In the first quarter of 2003, an existing contract with MCI related to the provision of inbound CRM services was modified. Under the original contract, the Company billed MCI a seat utilization charge to cover the costs associated with the customer interaction center where services were provided. The seat utilization charge was subject to scheduled decreases over the term of the contract and was being accounted for on a straight-line basis over the term of the contract. At the date of the contract modification, $1,906 in revenue related to the seat utilization charge had been deferred. Under the modified contract, the Company no longer bills MCI for the seat utilization charge. The $1,906 in revenue deferred under the original contract is being recognized on a straight-line basis through the January 2006 termination date of the modified contract. At September 30, 2003 and 2002, respectively, $1,436 and $1,668 are included in other long-term liabilities related to the seat utilization charge. In addition, the Company received a prepayment in the amount of $2,552 under the original contract that is included in other long-term liabilities at September 30, 2003 and 2002.

On April 1, 2003, all contracts with MCI for the provision of third party verification services were assigned to an unrelated third party (the “Assignee”) effective April 27, 2003. In 2003, 2002 and 2001, these contracts accounted for $3,912, $11,134, and $16,747, respectively, of the Company’s consolidated net revenues. The Company entered into an agreement with the Assignee effective April 27, 2003 under which up to 250 seats in one of its customer interaction centers will be subleased to the Assignee (the “Sublease Agreement”) for $95 per month. The Assignee has the option to reduce the number of seats being leased in 50 seat increments by providing 60 days notice. Each 50-seat reduction results in a decrease in the monthly sublease payment of $19 per month. The Sublease Agreement expires on April 27, 2006 and may be terminated by either party with 30 days written notice. Revenue from the Sublease Agreement is being reflected in results of operations as a reduction of operating expenses to the extent of the Company’s related sublease operating expenses with the landlord. Any excess of sublease revenues over sublease expenses resulting from the Sublease Agreement would be included in other income. At September 30, 2003, the Assignee continued to lease 245 seats.

The Company had previously made up-front cash payments and non-cash incentives to MCI in connection with the third party verification contracts assigned. The remaining carrying value of these intangible assets was no longer recoverable by the Company due to the assignment of the contracts and a charge of $1,326 was recorded as a reduction of consolidated net revenues in the quarter ended March 31, 2003 in accordance with the provisions of EITF 01-09.

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

On July 25, 2003, the Company and WorldCom entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”), which was approved by the United States Bankruptcy Court Southern District of New York (the “Bankruptcy Court”) on August 5, 2003, under which:

•	WorldCom assumed two existing contracts with the Company for the provision of CRM services and made a cure payment of $4,652 in August 2003 for full and final satisfaction of any and all pre-petition claims (the “MCI Payment”);

•	The Company executed a new agreement with MCI for the provision of telecommunication services (the “New MCI Contract”) to replace certain prior agreements for the provision of telecommunication services (the “Old MCI Contracts”); and

•	The Company paid WorldCom an aggregate payment of $3,494 (the “RMH Payment”) in September 2003, which includes $1,800 for volume shortfalls under the Old MCI Contracts.

Based on the settlement, the Company had a net gain of approximately $3,065 resulting from the reversal of the allowance for doubtful accounts on MCI receivables and accruals that were in excess of the agreed upon settlement amounts. Since the New MCI Contract was predicated upon the Settlement Agreement and due to the concurrent execution of these agreements, the gain will be amortized into the statement of operations over the two-year term of the New MCI Contract. The remaining unamortized gain of $2,820 is included in other long-term liabilities in the accompanying consolidated balance sheet at September 30, 2003.

The New MCI Contract, which was executed on July 25, 2003, is for a term of two years and contains a minimum purchase requirement of $1,500 in the first year that may be increased to $1,800 in the second year. Management currently projects that the Company’s call volume will be sufficient to meet the minimum purchase requirements under the New MCI Contract.

Effective October 1, 2003, the Company amended its existing Canadian services agreement with MCI (the “MCI Amendment”). The terms of the MCI Amendment include, but are not limited to the following:

•	The term of the services agreement was extended from November 27, 2006 to October 31, 2007;

•	Provision for limited foreign currency rate protection below certain pre-determined exchange rate levels and limited gain sharing above certain pre-determined exchange rate levels was established;

•	MCI may terminate the services agreement for convenience upon 90 days written notice to the Company;

•	The Company may terminate the services agreement for convenience upon 12 months written notice to MCI; and

•	In the event MCI terminates the services agreement due to the Company’s material breach or a transaction in which a competitor of MCI acquired control of RMH or in the event the Company terminates the services agreement for convenience after October 1, 2004, the Company is required to pay a minimum termination fee of $153 for each month remaining in the agreement (or $7,500 at October 1, 2003). In most other instances (as defined in the services agreement) in which either party terminates the services agreement, the Company is required to pay a termination fee of $77 for each month remaining in the services agreement (or $3,750 at October 1, 2003).

Following an evaluation of amounts due from BrandDirect Marketing, Inc. (“BrandDirect”), $12,922 of bad debt expense was recorded during the three months ended June 30, 2001 to write off amounts due from BrandDirect and service levels were reduced such that services were being provided on a cash basis. BrandDirect represented 0.0%, 0.3% and 5.3% of the Company’s net revenues in 2003, 2002 and 2001, respectively.

On May 9, 2002, Provell, Inc. (“Provell”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. A charge of $2,762 was recorded in the second quarter of 2002 to write off amounts due from Provell. Provell represented 1.8% and 6.6% of the Company’s net revenues in 2002 and 2001, respectively.

5. Property and Equipment

Following are the components of property and equipment at September 30, 2003 and 2002:

	September 30,
	2003	2002
Property and equipment
Communications and computer equipment	$55,070	$48,375
Computer software	9,696	6,311
Furniture and fixtures	9,892	9,464
Leasehold improvements	19,100	16,831
Construction-in-progress	625	—

	94,383	80,981
Accumulated depreciation	(42,871)	(28,083)

Property and equipment, net	$51,512	$52,898

At September 30, 2003 and 2002, the Company had $48,134 and $42,077, respectively, of assets under capital leases that are included in the amounts above and that related primarily to communications and computer equipment. The Company recorded net losses of $433, $987 and $61 on the disposal and abandonment of property and equipment during 2003, 2002 and 2001, respectively, which are included in general and administrative expense in the accompanying consolidated statement of operations.

6. Sales Incentives

Up-front cash payments and non-cash concessions in the form of credits were made to MCI (the “MCI Intangibles”) to secure the execution of contracts. These amounts were refundable to the Company on a pro-rata basis based on the remaining term of the contract and were being amortized over the remaining life of the contract. Due to the WorldCom bankruptcy filing, a portion of the MCI Intangibles was no longer recoverable and a $2,116 charge was recorded in the third quarter of 2002 and is included as a reduction of revenues in the accompanying statements of operations.

At September 30, 2002, the net carrying value of the MCI intangibles was $1,824 (net of accumulated amortization of $2,776), and was included in other assets in the accompanying consolidated balance sheets. In the quarter ended March 30, 2003, the net carrying value of the MCI intangibles was no longer recoverable by the Company due to the assignment of the related third party verification contracts to a third party (see note 4) and a charge of $1,326 was recorded as a reduction of revenues in the accompanying consolidated statements of operations.

The Company was obligated to acquire the MCI VRU for use in providing certain services to MCI. In the third quarter of 2002, a $745 charge was recorded to write off the remaining carrying value of the MCI VRU since its carrying value was not recoverable due to the WorldCom bankruptcy filing. In March 2003, the Company sold the MCI VRU, which was written off in the third quarter of 2002, to the Assignee in exchange for a $500, non-interest bearing note. The note is payable to the Company in 12 monthly installments commencing in June 2003. The Company recorded a gain in selling, general and administrative expense equal to the present value of the note of $473 and interest income will be imputed until the note matures in May 2004.

7. Valuation Accounts

	Year ended September 30,
	2003	2002	2001
Allowance for doubtful accounts
Balance at beginning of year	$5,490	$753	$97
Additions charged to expense	738	7,942	13,627
Reclassification	(2,791)	—	—
Accounts written off against allowance	(3,190)	(3,205)	(12,971)

Balance at end of year	$247	$5,490	$753

Under the Settlement Agreement with MCI (see note 4), the Company received full payment from MCI for its pre-petition accounts receivable, executed the New MCI Contract and settled certain liabilities with MCI. Due to the concurrent execution of the New MCI Contract, the net gain of $3,065 related to the Settlement Agreement is being amortized into the statement of operations over the two-year term of the New MCI Contract. The $3,065 net gain includes a $2,791 reduction in the allowance for doubtful accounts related to MCI pre-petition accounts receivable that has been reclassified to other long-term liabilities in the accompanying consolidated balance sheets.

8. Corporate Restructuring

During the quarter ended March 31, 2003, the Company commenced a plan to close three customer interaction centers in the United States due to a decline in outbound CRM services. The restructuring plan was completed in the fourth quarter of fiscal 2003. Asset impairment charges of $1,919 and $8 were recorded in the second and third quarters of fiscal 2003, respectively, for the amount by which the carrying amount of the property and equipment at these customer interaction centers exceeded fair value and are included in impairment and restructuring charges in the accompanying condensed consolidated statement of operations. A summary of restructuring costs related to these site closures, all of which relate to our outbound segment and are included in impairment and restructuring charges in the accompanying condensed consolidated statement of operations, is as follows:

	One-time Termination Benefits	Contract Termination Costs	Other Associated Costs
Incurred - 2003	$349	$203	$393
To be incurred - future periods	—	—	—

Total expected to be incurred	$349	$203	$393

In 2002, the Company recorded a $4,035 restructuring charge in connection with a plan designed to reduce its cost structure by closing six customer interaction centers, resulting in the abandonment of fixed assets and a reduction in workforce. No severance was paid to employees in connection with this restructuring. The restructuring costs included customer interaction center closure costs, which are the estimated costs for closing the customer interaction centers, including obligations under signed real estate lease agreements and the write-off of leasehold improvements and the net book value of certain fixed assets. During the three months ended December 31, 2002, the Company closed a quality center and recorded a $30 charge for future payments associated with the termination of the facility lease and related utility costs.

Restructuring activity during 2003 is summarized as follows:

	Accrual at September 30, 2002	Restructuring Charge	Other	Cash Payments	Non-Cash Items Expensed Immediately	Accrual at September 30, 2003
March 2003 site closures:
Asset impairments	$—	$1,927	$—	$—	$(1,927)	$—
One time termination benefits	—	349	—	(349)	—	—
Contract termination costs	—	203	—	(151)	145	197
Other associated costs	—	393	—	(291)	(20)	82
June 2002 site closures:
Contract termination costs	1,413	(6)	(156)	(830)	—	421

	$1,413	$2,866	$(156)	$(1,621)	$(1,802)	$700

The $156 other adjustment in 2003 represents a balance sheet reclassification to reduce the carrying value of property and equipment that had been impaired in connection with the June 2002 restructuring.

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

Restructuring activity during 2002 is summarized as follows:

	Accrual at September 30, 2001	Restructuring Charge	Non-Cash Items Expensed Immediately	Cash Payments	Accrual at September 30, 2002
June 2002 site closures	$—	$4,035	$(2,269)	$(353)	$1,413
December 2000 site closures	593	(302)	—	(291)	—

	$593	$3,733	$(2,269)	$(644)	$1,413

The Company also incurred severance costs of $393 and $1,114 in 2003 and 2002, respectively, in connection with a workforce reduction and other employee terminations at its corporate offices that are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. At September 30, 2003 and 2002, $207 and $640, respectively, are included in accrued expenses in the accompanying consolidated balance sheet for future severance payments. Severance had been fully paid to all but three employees as of September 30, 2003.

9.	Accrued Expenses and Other Liabilities

The Company’s accrued expenses and other current liabilities were composed of the following:

	September 30,
	2003	2002
Payroll and related benefits	$11,217	$8,156
Deferred revenue	25	989
Telecommunications expense	858	498
Other	5,792	5,087

	$17,892	$14,730

The Company has entered into agreements with its telephone long distance carriers that are subject to annual minimum purchase requirements. For certain agreements, the Company projected that it would fail to meet the annual minimum purchase requirements. These projected shortfalls arose during the second quarter of fiscal 2003 primarily as a result of the site closures discussed in note 8, and the decline in the amount of outbound CRM services provided by the Company. The Company recorded accruals of $2,322 and $86 in the second and third quarters of 2003, respectively, for obligations related to total projected shortfalls of $608 with one of its carriers (Carrier A) and $1,800 with MCI.

During the third quarter of fiscal 2003, the Company amended its contract with Carrier A to extend the contract for a period of two years and received a waiver for the $608 volume shortfall under the original contract. The $608 volume shortfall waived is being amortized as a reduction to cost of services over the two-year term of the amended contract. The remaining unamortized credit of $507 at September 30, 2003 is included in other long-term liabilities. While this amended contract with Carrier A contains a monthly minimum purchase requirement of $175, management currently projects that its call volume will be sufficient to meet this monthly minimum. To the extent the Company purchases services in excess of the $175 minimum purchase requirement, 35% of the amount exceeding the minimum must be purchased from Carrier A to the extent Carrier A provides such services at rates that are competitive with the industry.

As further discussed in note 4, on July 25, 2003 the Company executed the New MCI Contract for the provision of telecommunication services to replace the Old MCI Contracts under which a $1,800 shortfall had arisen. In connection with the Settlement Agreement, the Company paid WorldCom the RMH Payment of $3,494, which included $1,800 for the volume shortfalls under the Old MCI Contracts. The New MCI Contract is for a term of two years and contains a minimum purchase requirement of $1,500 in the first year that may be increased to $1,800 in the second year. Management currently projects that the Company’s call volume will be sufficient to meet the minimum purchase requirements under the New MCI Contract.

The Company also recorded an accrual of $520 during the second quarter of fiscal 2003 upon the resolution of a billing dispute with MCI.

The Company’s other long-term liabilities were composed of the following:

	September 30,
	2003	2002
Deferred rent payments under SFAS No. 13	$450	$1,540
Deferred revenue, training	7,920	3,848
MCI deferred, other (see note 4)	3,988	4,220
Tecommunications credit - Carrier A	507	—
MCI deferred gain	2,820	—
Other	1,261	234

	$16,946	$9,842

10. Credit Facility

On September 4, 2002, the Company entered into a three-year, $25,000 revolving credit facility (the “Revolver”) with Foothill Capital Corporation (“Foothill”), a wholly-owned subsidiary of Wells Fargo & Company. The Company performs services for Wells Fargo & Company which amounted to less than 1% of consolidated net revenues for the year ended September 30, 2003. Proceeds from the Revolver were used to pay down the Company’s credit facility (the “Credit Facility”) with PNC Bank, National Association (“PNC”). Foothill has been granted a continuing security interest in substantially all of the Company’s assets.

The Revolver is subject to a borrowing base (as defined) calculation based on a percentage of eligible accounts receivable (as defined). Based on the Company’s borrowing base, as of September 30, 2003, it could borrow up to an additional $1,366 under the Revolver. The Revolver was amended in October 2003 to increase the borrowing base available to the Company. The Revolver was amended in October 2003, November 2003 and January 2004 to permit the Company to borrow up to $3,000 in excess of the borrowing base through March 1, 2004.

The Revolver contains certain restrictive covenants including a minimum EBITDA requirement (as defined) and places limits on the amount of capital expenditures that can be made by the Company (excluding capital leases). The Company was not in compliance with the EBITDA requirement at September 30, 2003 or the covenants requiring audited financial statements, an independent auditors’ report without a going concern emphasis paragraph, and a debt compliance letter within 90 days of the Company’s fiscal year ended September 30, 2003, the covenant requiring that its Annual Report on Form 10-K be filed in a timely manner, or the covenant requiring that it pledge the stock of certain of its wholly-owned subsidiaries to the lender. The Company received a waiver for these violations in January 2004 and also amended the EBITDA requirement so that its quarterly measurement period, which was previously for a trailing twelve-month period, will be for a trailing three-month period for each quarterly measurement period through the quarter ending September 30, 2004 and a trailing twelve-month period for each quarterly measurement period thereafter. In the event that there are future violations of the EBITDA requirement, management will be required to either obtain a waiver or amend the covenant requirement. In 2002, the Company was in compliance with all covenants except for those requiring audited financial statements and a debt compliance letter within 90 days of its fiscal year ended September 30, 2002. The Company received a waiver from Foothill for the 2002 covenant violations.

Interest under the Revolver is at Foothill’s prime rate plus 150 basis points (the “Base Rate Margin”) or 5.50% and 6.25% at September 30, 2003 and 2002, respectively. In the event that the Company achieves certain levels of EBITDA (as defined) during its fiscal years, beginning with the fiscal year ended September 30, 2002, the Company is eligible for a reduction in the Base Rate

Margin. Where EBITDA for the immediately preceding fiscal year exceeds $25,000, the Company has the option to have interest on all or a portion of the advances under the Revolver charged at a rate of interest equal to LIBOR plus 275 basis points. The Company was not eligible for this option based on its 2002 or 2003 operating results. The Company had $6,030 and $3,546 in outstanding borrowings under the Revolver at September 30, 2003 and 2002, respectively. Due to Foothill’s ability to suspend advances under the Revolver in the event of a Material Adverse Change (as defined), the outstanding borrowings under the Revolver are classified as a current liability. Letters of credit can be issued under the Revolver up to a maximum of $1.5 million. At September 30, 2003, $1,436 Canadian dollars (approximately $1,061 U.S. dollars) was outstanding under letters of credit, of which $1,286 Canadian dollars (approximately $950 U.S. dollars) is for a guarantee of rental payments as required under the terms of a customer interaction center lease (see note 19). The letters of credit were not recorded as a liability on the Company’s balance sheet at September 30, 2003 since no amounts had been drawn against them.

The Company’s Subsidiaries guarantee outstanding borrowings under the Revolver.

The Credit Facility, as amended, expired on September 30, 2002. While there were no outstanding borrowings under the Credit Facility at September 30, 2002, $1,500 Canadian dollars (approximately $950 U.S. dollars) was outstanding under a letter of credit with PNC used as a guarantee for rental payments as required under the terms of a customer interaction center lease (see note 19). The letter of credit was not recorded as a liability on the Company’s balance sheet at September 30, 2002 since no amounts had been drawn against it and it was subsequently replaced with a letter of credit under the Revolver as discussed above. On September 4, 2002, the Company provided $1,000 to PNC as collateral against the outstanding letter of credit. The $1,000 is reflected as restricted cash on the accompanying balance sheet and was returned to the Company on October 23, 2002. During 2002 the maximum amount outstanding under the Credit Facility was $16,229 at a weighted-average interest rate of 5.4%.

The Company incurred $2,975, $3,569, and $3,063 in interest expense in 2003, 2002 and 2001, respectively.

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

11. Notes Payable

In the fourth quarter of 2003, the Company entered into 24 month note payable for $777 to partially finance a software licensing agreement. The note is secured by the underlying software license and bears interest at 9.4%. An initial payment of $232 was required in the first month, with payments of $26 per month thereafter through June 2005. The outstanding balance on the note was $506 at September 30, 2003 and future principal payments are as follows: $279 in 2004 and $227 in 2005.

In the first quarter of 2003, the Company entered into an unsecured note payable with the landlord of one of its customer interaction centers for $600 Canadian dollars ($443 U.S. dollars at September 30, 2003) to finance leasehold improvements. The note bears interest at 8% and is payable monthly through December 2007. The outstanding balance on the note was $387 U.S. dollars at September 30, 2003, and future principal payments are as follows: $80 in 2004; $86 in 2005; $93 in 2006; $101 in 2007; and $27 in 2008.

On July 19, 2001, the Company issued a $5,000 note to an affiliate of a shareholder/member of the Board of Directors. The note bore interest at 8.5% and matured on October 4, 2001 at which point the principal balance and accrued interest were paid.

On December 21, 2000, RMH International issued a $800 Canadian dollar note ($591 U.S. dollars at September 30, 2003). The funds were used to construct a customer interaction center. The note bears interest at 6% and is payable monthly. The note matures in March 2006. The Company has guaranteed the outstanding payments on the note. At September 30, 2003 the outstanding balance was $318 U.S. dollars, and future principal payments were as follows: $121 in 2004; $129 in 2005; and $68 in 2006.

12. Shareholders’ Equity

Stock option plan

The Company established the 1996 Stock Incentive Plan (the “Plan”), which, as amended, reserves 1,950,000 shares of common stock for issuance in connection with a variety of awards including stock options, stock appreciation rights, and restricted and unrestricted stock grants. The Plan is administered by a committee, which is composed of two or more non-employee directors as designated by the Board of Directors. The committee determines the price and other terms upon which awards are made. The exercise price of incentive stock options may not be less than the fair market value of common stock on the date of grant and the options have a ten-year term. As of September 30, 2003, 260,391 options were available for future grants. Information relative to the Plan is as follows:

	Options	Exercise price (per share)	Weighted-average exercise price (per share)	Aggregate proceeds
Balance as of September 30, 2000	913,235	$1.41 - $18.63	3.75	$3,406
Granted	436,000	4.19 - 16.40	5.19	2,263
Exercised	(89,645)	2.00 - 12.50	3.36	(302)
Terminated	(126,480)	2.00 - 18.63	3.56	(450)

Balance as of September 30, 2001	1,133,110	1.41 - 18.63	4.34	4,917
Granted	441,000	4.68 - 17.79	6.72	2,964
Exercised	(212,650)	2.00 - 7.00	3.83	(815)
Terminated	(154,874)	2.94 - 18.63	8.93	(1,383)

Balance as of September 30, 2002	1,206,586	1.41 - 18.63	4.71	5,683
Granted	237,167	4.32 - 11.54	6.72	1,594
Exercised	(81,257)	2.00 - 7.00	4.16	(337)
Terminated	(132,304)	2.00 - 14.85	5.93	(785)

Balance as of September 30, 2003	1,230,192	$1.41 - $18.63	$5.00	$6,155

Options exercisable as of September 30, 2003	813,671		$4.70

Options exercisable as of September 30, 2002	690,428		$4.13

Options exercisable as of September 30, 2001	441,284		$3.53

The weighted-average remaining contractual term of all options outstanding at September 30, 2003, is 7.5 years. The following table summarizes information relating to the Plan at September 30, 2003, based upon each exercise price:

Range of exercise prices (per share)	Options outstanding at September 30, 2003	Weighted- average remaining contractual life (years)	Weighted-average exercise price (per share)	Options exercisable at September 30, 2003	Weighted- average remaining contractual life (years)	Weighted-average exercise price (per share)
$1.41 - $2.00	182,750	5.3	$1.92	182,750	5.3	$1.92
$2.94 - $3.69	119,825	4.8	$3.50	119,825	4.8	$3.50
$3.94 - $5.75	694,834	8.3	$4.49	364,723	7.5	$4.38
$6.03 - $7.02	44,183	7.0	$6.44	34,026	7.0	$6.47
$8.39 - $12.50	150,100	9.0	$9.38	86,472	8.9	$9.85
$13.78 - $18.63	38,500	7.9	$14.95	25,875	7.9	$14.98

All stock option grants made during 2003, 2002, and 2001 were to employees and directors. During 2002, in connection with the termination of certain employees, certain stock option and restricted stock awards were modified. The intrinsic value of these options was measured at the modification date and a charge to earnings of $117 was recorded for the excess of the intrinsic value at the modification date over the intrinsic value at the original grant date. During 2003, in connection with the termination of an employee, a stock option grant and a restricted stock award were modified. The intrinsic value of the stock options and restricted stock award were measured at the modification date and a charge to earnings of $160 was recorded for the excess of the intrinsic value at the modification date over the intrinsic value at the original grant date.

Common stock and warrants

On October 3, 2003, the Company raised net proceeds of $6,555 through the sale of common stock to a group of unrelated investors in a private placement financing. The Company issued 2,205,000 shares of its common stock at $3.15 per share and warrants to purchase an additional 551,250 shares of its common stock pursuant to the private placement. The warrants have an exercise price of $4.00 per share and are exercisable beginning April 3, 2004, and until October 3, 2008. Due to anti-dilution provisions under the terms of the 892,482 outstanding warrants issued in 2001 (the “2001 Placement Warrants”), upon the closing of the 2003 Placement, the number of shares issuable upon exercise of the 2001 Placement Warrants was adjusted from 892,482 to 914,326 and the exercise price of the 2001 Placement Warrants was adjusted from $12.00 to $11.71.

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

Restricted stock

Under the Terms of the Company’s 2001 Stock Award Plan (the “Restricted Plan”), the Company was permitted to grant up to 420,000 shares of common stock to certain executives based on forfeiture conditions as established by the Administrative Committee of the Board of Directors. In January 2001, the Administrative Committee agreed to grant 420,000 shares of restricted common stock to certain executives under the Restricted Plan. The primary restriction is the executive’s continued employment over a three-year period, with the restriction lapsing an aggregate of 140,000 shares per year on each anniversary of the issue date. Upon the satisfaction of certain contingencies, including the filing of a registration statement and shareholder approval, 370,000 shares were measured at $6.40 per share and 50,000 shares were measured at $6.62 resulting in total deferred compensation of $2,699. In March 2003, 16,667 shares of unvested restricted stock were forfeited by a former and employee and the remaining $110 of unamortized deferred compensation associated with these shares was reversed through a reduction in common stock.

Under the terms of the Restricted Plan, the Company is permitted to provide a loan to the grantee of a restricted stock award for the grantee’s tax liability under a valid election under Section 83(b) of the Internal Revenue Code. The Company granted $790 in loans in December 2001. The majority of the loans are secured by the restricted common stock held by the employees and provide for personal recourse against the assets of each of the employees. Interest on each loan accrues at a variable rate which is adjusted as required to equal the then-current prime rate of interest as published by The Wall Street Journal and is due and payable annually commencing on December 15, 2002. The loans are due November 30, 2010 unless (i) a portion of the shares are sold in which case a pro-rata portion of the proceeds must be used to repay the 83(b) loans; or (ii) the grantee resigns, leaves the employment of the Company, or is terminated in which case the loan is due 12 months after the employment terminates. In the event an employee is terminated without cause the outstanding balance of the employee’s loan is forgiven. At September 30, 2003 and 2002, respectively, $508 and $598 remained outstanding under these 83(b) loans. The $508 outstanding at September 30, 2003 is net of a $90 reserve for amounts not deemed collectible.

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

In connection with the NCO Transaction, the shareholder agreement was amended to render certain provisions of the shareholder agreement inapplicable to the transactions relating to the NCO merger, including the voting agreements entered into in connection with the merger (see note 1).

13. Loss per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations (share amounts are in thousands):

	Year ended September 30, 2003
	Loss (numerator)	Shares (denominator)	Per share amount
Basic loss per common share:
Net loss	$(12,298)	13,594	$(.90)

Effect of dilutive securities:
Stock warrants	—	—
Stock options	—	—
Restricted stock	—	—

Diluted loss per common share:
Net loss and assumed conversions	$(12,298)	$13,594	$(.90)

	Year ended September 30, 2002
	Loss (numerator)	Shares (denominator)	Per share amount
Basic loss per common share:
Net loss	$(17,491)	13,218	$(1.32)

Effect of dilutive securities:
Stock warrants	—	—
Stock options	—	—
Restricted stock	—	—

Diluted loss per common share:
Net loss and assumed conversions	$(17,491)	$13,218	$(1.32)

	Year ended September 30, 2001
	Loss (numerator)	Shares (denominator)	Per share amount
Basic loss per common share:
Net loss	$(17,630)	9,344	$(1.89)

Effect of dilutive securities:
Stock warrants	—	—
Stock options	—	—
Restricted stock	—	—

Diluted loss per common share:
Net loss and assumed conversions	$(17,630)	9,344	$(1.89)

The following potential common shares outstanding at September 30, 2003, 2002 and 2001 were not included in the computation of diluted loss per share as the effect would have been antidilutive:

	September 30,
	2003	2002	2001
Common stock options	399,212	617,776	606,246
Unvested restricted common shares	53,874	214,645	188,773
Common stock warrants	—	167,144	—

	453,086	999,565	795,019

14. Defined Contribution Plan

The Company has a defined contribution savings plan available to certain United States employees under Section 401(k) of the Internal Revenue Code. Employee contributions are generally limited to 15% of compensation. On an annual basis, the Company may match a portion of the participating employee’s contribution. The Company’s contributions in 2003, 2002, and 2001, were $72, $129, and $115, respectively. Employees are fully vested in their contributions. As amended on January 1, 2001, vesting in the Company’s contributions occurs ratably over four years. Prior to 2001, vesting in the Company’s contributions occurred ratably over seven years beginning in year three.

The Company also has a defined contribution retirement savings plan, which became effective during fiscal year 2000 and is available to substantially all Canadian employees under the guidelines set by Canada Customs and Revenue Agency. Employee contributions are limited to 18% of the employee’s previous year’s compensation. The Company matches 25% of each employee’s contribution, up to a maximum of 4%. The Company’s contributions in 2003, 2002, and 2001 were $23, $14, and $9, respectively.

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

The Company accounted for the joint venture under the equity method of accounting, thereby recognizing its share of the joint venture’s losses to date per the limited partnership agreement. During the year ended September 30, 2000, the Company elected to increase its investment in the joint venture above its original commitment and to reduce by an equal amount the trade credits available to the venture. During fiscal 2001, the joint venture’s operations were discontinued, and the remaining net investment in/advances to the joint venture were written off. The joint venture provided $25 of net revenues to the Company for the year ended September 30, 2001.

16. Foreign Currency Transactions

A significant portion of the Company’s business is performed in Canada, primarily with clients in the United States, which exposes the Company’s earnings, cash flows, and financial position to risk from foreign currency denominated transactions. The Company also commenced operations in the Philippines during 2003, which creates exposure from foreign currency denominated transaction that will increase as these operations grow. Due to the growth of the Canadian operations, a policy was established to minimize cash flow exposure to adverse changes in currency exchange rates by identifying and evaluating the risk that cash flows would be affected due to changes in exchange rates and by determining the appropriate strategies necessary to manage such exposures. The Company’s objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection.

In order to partially hedge cash flow economic exposure in Canada, in November 2001 the Company entered into a collar arrangement with a commercial bank for a series of puts and calls for a fixed amount of Canadian dollars (the “Collar”) for an up-front payment of $335. Under this arrangement the Company had the option to purchase $3,000 Canadian dollars at a fixed rate in two-week intervals covering 52 weeks in the event the exchange rate dropped below a set minimum or “floor” rate. Conversely, the Company was required to sell the same amount of Canadian dollars to the bank if the exchange rate increased above a set maximum or “ceiling” rate. As a result of this arrangement, the Company’s foreign currency risk for the fixed amount outside the collar was eliminated. The Company designated the Collar as a cash flow hedge and recorded it at its estimated fair value. Changes in the time value component of the Collar were excluded from the measurement of hedge effectiveness and were reported directly in earnings. The fair value of the Collar at September 30, 2002 was $18 and is included in prepaid and other current assets in the accompanying consolidated balance sheet.

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

Upon the expiration of the Options in May 2003, the Company entered into a series of call options with varying expiration dates to acquire $7,000 Canadian dollars on a bi-weekly basis through November 2003 to fund payroll, $1,000 Canadian dollars on a monthly basis to fund customer interaction center rent payments through May 2004, $500 Canadian dollars on a weekly basis to fund accounts payable through May 2004, and $1,100 Canadian dollars on a periodic basis to fund equipment lease payments through May 2004 (the “Call Options”). The Company made a $459 up-front payment in connection with the Call Options, which have been designated as a cash flow hedge. Changes in the time value component of the Call Options are excluded from the measurement of hedge effectiveness and are reported directly in earnings. The carrying value of the Call Options at September 30, 2003 is $339 and is recorded in prepaid expenses and other current assets. The effective portion of the change in the fair value of the Call Options of $34 is included in accumulated other comprehensive loss.

During 2003 and 2002, the Company incurred losses of $334 and $319, respectively, related to the time value of the Collar, Options, and Call Options which are included in other income (expense) in the accompanying condensed consolidated statements of operations.

By exercising certain of its rights under the Collar, Options, and Call Options, the Company was able to purchase Canadian dollars for $753 and $323 less than the market rate in 2003 and 2002, respectively.

17. Income Taxes

Loss before income taxes consists of the following:

	For the year ended September 30,
	2003	2002	2001
United States	$(12,447)	$(14,635)	$(18,858)
Foreign	625	(2,856)	476

	$(11,822)	$(17,491)	$(18,382)

Income tax (expense) benefit is as follows:

	For the year ended September 30,
	2003	2002	2001
Current:
United States federal	$—	$—	$1,264
United States state	—	—	—
Foreign	(476)	—	(250)

	(476)	—	1,014

Deferred:
United States federal	3,201	4,679	4,210
United States state	—	—	62
Foreign	—	207	36
Valuation allowance	(3,201)	(4,886)	(4,570)

	—	—	(262)

	$(476)	$—	$752

A reconciliation of the U.S. federal income tax rate to the effective income tax rate is as follows:

	For the year ended September 30,
	2003	2002	2001
United States federal statutory rate	34.0%	34.0%	34.0%
United States federal state taxes	—	—	0.3
Foreign tax items	4.0	3.0	(1.2)
Jobs credit	—	—	—
Other	—	—	0.6
Valuation allowance	(34.0)%	(37.0)%	(29.6)%

	4.0%	0.0%	4.1%

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

Deferred income tax assets and liabilities are classified as current and noncurrent based on the financial reporting classification of the related assets and liabilities that give rise to the temporary difference. Significant components of the deferred income tax assets and liabilities are as follows:

	September 30,
	2003	2002
Deferred income tax assets:
Net operating loss carryforward	$8,309	$4,891
Deferred losses in joint venture	—	11
Allowance for doubtful accounts	1,033	2,180
Restructuring	1,622	430
Employee benefits	225	200
Deferred revenue	2,170	2,667
Other	252	694

	13,611	11,073
Valuation allowance	(13,166)	(9,796)

	445	1,277

Deferred income tax liabilities
Grant reimbursements	—	14
Depreciation and amortization of property and equipment	(445)	(1,008)
Other	—	(283)

	(445)	(1,277)

Net deferred tax (liability) asset	$—	$—

As of September 30, 2003, the Company has a net operating loss carryforward of approximately $23,750 for income tax purposes available to offset future U.S. federal income. These carryforwards are subject to examination by tax authorities and may be limited as to their annual use under Internal Revenue Code Section 382. The Company’s net operating loss carryforward begins expiring in the fiscal year ending 2021. A change in ownership in connection with the NCO Transaction may put additional limits on the Company’s ability to utilize its net operating loss carryforwards.

18. Business Segments

The Company’s reportable segments, using the “management approach” under SFAS No. 131, “Disclosures About Segments of a Business Enterprise and Related Information,” consist of two operating segments: Inbound and Outbound.

Commencing with an internal reorganization during the fourth quarter of 2002, the Company’s chief operating decision maker began reviewing the results of operations of the business based on these two segments, each of which has a separate management team. While each of the Company’s customer interaction centers is classified as either inbound or outbound based on the type of service that constitutes the majority of its revenues, centers may provide a mix of both inbound and outbound services. Outbound revenues may be classified as part of the inbound division when they are provided by a customer interaction center that is classified as inbound. Similarly, inbound revenues may be classified as part of the outbound division when they are provided by a customer interaction center that is classified as outbound. In the fourth quarter of 2003, the offshore segment was added, which represents the Company’s inbound operations in the Philippines. A summary of net revenues by type of service, rather than by operating segment, is as follows:

	2003	2002	2001
Inbound	$170,156	$113,537	$64,263
Outbound	113,767	125,655	109,720

	$283,923	$239,192	$173,983

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

The following tables summarize selected financial information related to the Company’s segments. The accounting policies of the segments are the same as those of the consolidated organization.

	2003	2002	2001
Net Revenues:
Inbound	$191,648	$118,690	$50,009
Outbound	91,928	120,502	123,974
Offshore	347	—	—

Total net revenues	$283,923	$239,192	$173,983

	2003	2002	2001
Operating income (loss):
Inbound	$12,589	$3,052	$3,954
Outbound	(19,576)	(17,142)	(18,539)
Offshore	(1,633)	—	—

Total operating loss	$(8,620)	$(14,090)	$(14,585)
Equity in loss of joint venture	—	—	1,161
Other (expense) income	(334)	90	—
Interest income	107	78	427
Interest expense	2,975	3,569	3,063

Loss before income taxes	(11,822)	(17,491)	(18,382)

	2003	2002	2001
Depreciation and amortization:
Inbound	$10,373	$6,581	$2,493
Outbound	5,920	8,152	7,303
Offshore	43	—	—

Total depreciation and amortization	$16,336	$14,733	$9,796

	2003	2002	2001
Capital expenditures:
Inbound	$6,690	$6,070	$3,795
Outbound	3,818	7,519	11,121
Offshore	1,089	—	—

Total capital expenditures	$11,597	$13,589	$14,916

	September 30,
	2003	2002
Total assets:
Inbound	$55,483	$48,012
Outbound	31,664	46,679
Offshore	1,302	—

	$88,449	$94,691

	September 30,
	2003	2002
Geographic Information:
Property and equipment:
United States	$23,723	$28,418
Canada	26,718	24,480
Philippines	1,071	—

	$51,512	$52,898

The Company’s revenues during the years ended September 30, 2003, 2002 and 2001 were generated primarily from clients within the United States.

19. Commitments and Contingencies

Leases

The Company leases its customer interaction centers, corporate offices, and communications and computer equipment under capital and noncancelable operating leases that expire at various dates through April 2012. The rental payments under the operating leases, which relate primarily to the Company’s corporate offices and customer interaction centers, for the years ended September 30, 2003, 2002 and 2001, were approximately $10,729, $9,856, and $9,739, respectively. The interest rates on the capital leases range from 4.8% to 17.0%.

Future minimum lease payments at September 30, 2003, are as follows:

	Capital leases	Operating leases
2004	$12,725	$10,635
2005	7,898	10,154
2006	1,355	10,082
2007	—	10,071
2008	—	9,596
Thereafter	—	22,483

Total minimum lease payments	21,978	73,021

Less- Amount representing interest	(1,891)

Present value of net minimum lease payments	20,087
Less- Current maturities of capital lease obligations	(11,346)

Capital lease obligations	$8,741

In October 1999, the Company issued a letter of credit in favor of the landlord of one of RMH International’s customer interaction centers for $1,500 Canadian dollars (approximately $1,108 and $950 U.S. dollars at September 30, 2003 and 2002, respectively) as security for rents payable. Under the terms of the lease agreement, the Company was required to keep a $1,500 Canadian dollar letter of credit in place through October 31, 2002, at which point it declined to $1,286 Canadian dollars. The amount required declines by $214 Canadian dollars each year through October 31, 2007. The outstanding letter of credit was $1,286 Canadian dollars (approximately $1,108 U.S. dollars) and $1,500 Canadian dollars (approximately $950 U.S. dollars) at September 30, 2003, and 2002, respectively. The lease terminates in January 2010.

Contingencies

As previously discussed in note 2, the Company’s contract with Aegon contains a termination clause under which the Company would be required to pay a penalty for terminating the contract, without cause, prior to its July 31, 2007 termination date. The amount of the termination payment to Aegon would vary based on the terms of the contract. As of September 30, 2003, no other Company contracts include similar termination penalties.

As a result of an amendment to the Company’s Canadian services agreement with MCI that became effective on October 1, 2003, in the event MCI terminates the services agreement due to the Company’s material breach or a transaction in which a competitor of MCI acquired control of the Company or in the event the Company terminates the services agreement for convenience after October 1, 2004, the Company is required to pay a minimum termination fee of $153 for each month remaining in the agreement (or $7,500 at October 1, 2003). In most other instances (as defined in the services agreement) in which either party terminates the services agreement, the Company is required to pay a termination fee of $77 for each month remaining in the services agreement (or $3,750 at October 1, 2003).

If the NCO Transaction is terminated under certain circumstances, the Company is required to pay NCO a termination fee of up to $6,000.

Purchase commitments

The Company has entered into agreements with its telephone long distance carriers that are subject to annual minimum purchase requirements. The Company’s contract with Carrier A, which expires in fiscal 2005, contains a monthly minimum purchase requirement of $175. Management currently projects that its call volume will be sufficient to meet this monthly minimum. To the extent the Company purchases services in excess of the $175 minimum purchase requirement, 35% of the amount exceeding the minimum must be purchased from Carrier A to the extent Carrier A provides such services at rates that are competitive with the industry.

On July 25, 2003 the Company executed the New MCI Contract for the provision of telecommunication services to replace the Old MCI Contracts under which a $1,800 shortfall had arisen. In connection with the Settlement Agreement, the Company paid WorldCom the RMH Payment of $3,494, which included $1,800 for the volume shortfalls under the Old MCI Contracts. The New MCI Contract is for a term of two years and contains a minimum purchase requirement of $1,500 in the first year that may be increased to $1,800 in the second year. Management currently projects that the Company’s call volume will be sufficient to meet the minimum purchase requirements under the New MCI Contract.

Employment agreements

The Company has employment agreements with seven executive officers. These agreements provide an aggregate base compensation of $2,335,000, plus incentive compensation based on the performance of the Company. These agreements also provide for certain other fringe benefits and payments upon termination of the agreements or upon a change in control of the Company.

Litigation

On December 3, 2003 a shareholder class action was filed against the Company and certain of our officers and directors in the Delaware County Court of Common Pleas seeking the recovery of damages and other remedies caused by our alleged violation of fiduciary duty relating to the NCO Transaction. The suit alleges that the defendants favored interests other than those of the Company’s public shareholders and failed to take reasonable steps designed to maximize shareholder value with respect to the NCO Transaction. At this time it is too early to form a definitive opinion concerning the ultimate outcome. Management believes that the case is without merit and plans to vigorously defend itself against this claim.

From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

20. Government Incentives

A summary of incentive payment activity for 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Beginning balance - net liability	$(430)	$(410)	$(919)
Incentive payments received	(98)	(1,795)	(1,767)
Expense reduction recognized	706	1,366	2,276
Other income recognized	—	409	—

Ending balance - net asset (liability)	$178	$(430)	$(410)

Our incentive payment receivable and liability at September 30, 2003 and 2002 were as follows, and are included in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the accompanying consolidated balance sheets:

	September 30,
	2003	2002
Incentive payment receivable	$178	$34
Incentive payment liability	—	(464)

Net asset (liability)	$178	$(430)

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

The Company made full recourse loans to several members of the senior management team to pay the income taxes in connection with an Internal Revenue Code Section 83(b) election (“83(b) Election”) related to restricted stock grants (see note 12).

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

On July 19, 2001, the Company issued a $5,000 note to an affiliate of a shareholder/member of the Company’s Board of Directors. The note bore interest at 8.5% and matured on October 4, 2001 at which point the principal balance and accrued interest were paid.

The Company entered into a business and financial consulting services agreement with Specialized Teleservices, Inc. (“STI”). STI is a telemarketing company that supplies third party verification services exclusively to MCI. The Company provided STI with services such as business consulting, development of internal financial systems, the identification of telemarketing clients, and assistance in reviewing proposed pricing and contract agreements. As compensation for these services, the Company was entitled to receive 10% of STI’s gross revenues on a monthly basis plus any out-of-pocket expenses incurred. On December 28,

2001, the Company agreed to lower its compensation to 3% of STI’s gross revenues. The agreement with STI is for successive one-year periods and automatically renews yearly unless either party gives written notice of termination to the other party at least 60 days prior to any such automatic renewal date. In 2003 and 2002, the Company recorded revenues of $0 and $116, respectively, for services rendered to STI. STI was incorporated on February 28, 2001 and the Company loaned STI approximately $515 for start-up costs. At September 30, 2002, outstanding principal and interest under the STI loan was $923 and was fully-reserved due to significant uncertainties created by the WorldCom bankruptcy filing. In 2003, the remaining outstanding principal and interest under the STI loan was written off. John A. Fellows, the Company’s chief executive officer and a member of the Board of Directors, is a former member of the board of directors of STI.

In June 2003, the Company entered into an agreement with Excell Agent Services, L.L.C. (“Excell”) to provide certain inbound CRM services to Excell for a period of six months (the “Excell Preliminary Agreement”). In August 2003, the Company entered into an agreement with Excell to provide inbound CRM services to Excell for a term ending June 30, 2006 (the “Excell Agreement”). In 2003, the Company recognized $347 in net revenues under the Excell Preliminary Agreement and the Excell Agreement. The majority shareholder of Excell is a significant shareholder of the Company. The Excell Preliminary Agreement and the Excell Agreement were reviewed by a special committee of disinterested directors of the Company’s Board of Directors (the “Special Committee”).

22. Supplemental Quarterly Financial Data (unaudited):

Summarized quarterly financial data for the years ended September 30, 2003 and 2002 is summarized in the tables below. Basic and diluted income (loss) per share for each quarterly period is calculated on a stand-alone basis. As a result, the sum of basic and diluted income (loss) per share for the four quarters may not equal the per share amount calculated for the entire fiscal year.

	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003
Net Revenues	$77,646	$73,736	$68,714	$63,827

Operating expenses:
Cost of services	59,217	63,648	59,632	57,562
Selling, general, and administrative	13,145	12,148	12,036	12,289
Restructuring charge	30	1,919	953	(36)

Total operating expense	72,392	77,715	72,621	69,815

Operating income (loss)	5,254	(3,979)	(3,907)	(5,988)
Other expense (income)	86	94	(243)	397
Interest expense, net	822	689	605	752

Income (loss) before income taxes	4,346	(4,762)	(4,269)	(7,137)
Income tax expense (benefit)	40	(40)	—	476

Net income (loss)	$4,306	$(4,722)	$(4,269)	$(7,613)

Basic income (loss) per common share	$0.32	$(0.35)	$(0.31)	$(0.56)

Diluted income (loss) per common share	$0.30	$(0.35)	$(0.31)	$(0.56)

	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002
Net Revenues	$58,564	$59,280	$56,607	$64,741

Operating expenses:
Cost of services	47,114	46,371	47,468	51,289
Selling, general, and administrative	11,957	14,335	17,930	13,085
Restructuring charge	(302)	—	4,607	(572)

Total operating expense	58,769	60,706	70,005	63,802

Operating income (loss)	(205)	(1,426)	(13,398)	939
Other expense (income)	67	150	85	(392)
Interest expense, net	779	749	873	1,090

Income (loss) before income taxes	(1,051)	(2,325)	(14,356)	241
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(1,051)	$(2,325)	$(14,356)	$241

Basic income (loss) per common share	$(0.08)	$(0.18)	$(1.07)	$0.02

Diluted income (loss) per common share	$(0.08)	$(0.18)	$(1.07)	$0.02