Form 10-K/A
period 2003-09-30
RMH TELESERVICES INC
filed 2004-01-28
CIK 1017958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-21333

RMH TELESERVICES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2250564
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

15 Campus Boulevard, Newtown Square, Pennsylvania	19073
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (610) 325-3100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share

Title of Class

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

EXPLANATORY NOTE

The Annual Report on Form 10-K of RMH Teleservices, Inc. (the “Company”) filed with the Commission on January 22, 2004, incorporated Part III of Form 10-K by reference to the Company’s Proxy Statement for its 2004 Annual Meeting of shareholders. The Proxy Statement will not be filed within 120 days of the Registrant’s year-end, therefore, the information required by Part III of Form 10-K for the year ended September 30, 2003 is included in this amendment.

This amendment also inclues certain information unintentionally omitted from the Company’s Annual Report on Form 10-K filed on January 22, 2004.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective July 1, 2002, the Company dismissed Arthur Andersen LLP as its independent accountant and engaged Deloitte & Touche LLP (“Deloitte”) to serve as its independent accountant for the fiscal year ending September 30, 2002. The decision to engage Deloitte was approved by the Company’s Board of Directors, upon the recommendation of the Audit Committee of the Board of Directors.

During the two fiscal years and the subsequent interim period preceding July 1, 2002, the Company did not consult Deloitte with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters or reportable events as set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The report of Arthur Andersen LLP on the Company’s financial statement for the years ended September 30, 2001 and 2000 did not contain any adverse opinion, disclaimer of opinion, or qualification as to opinion, and there were no disagreements of the type referred to in Regulation S-K Item 304 (a)(1)(iv) between the Company and Arthur Andersen LLP.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows:

Name	Age	Position
John A. Fellows	39	Director and Chief Executive Officer
John R. Schwab	36	Executive Vice President and Chief Financial Officer
Deborah C. Lofton	36	Executive Vice President and General Counsel
Paul W. Little	41	Executive Vice President of Human Resources
Steven K. Richards	41	Executive Vice President Sales, Marketing & Corporate Strategy

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

John R. Schwab joined us as Executive Vice President and Chief Financial Officer in June 2003. Prior to joining us, Mr. Schwab was employed by Inrange Technologies Corporation, a publicly-held storage technology company, as Executive Vice President and Chief Financial Officer. Prior to Inrange, Mr. Schwab held various positions at Arthur Andersen in Auditing and Accounting.

Deborah C. Lofton joined us in July 2003 as Executive Vice President and General Counsel. Prior to joining us, Ms. Lofton was Vice President-Legal and Assistant General Counsel of SunGard Data Systems Inc., a provider of financial services software and information availability services listed on the New York Stock Exchange. From 1992 to 1995, Ms. Lofton was an associate attorney at Morgan Lewis LLP in Philadelphia, Pennsylvania.

Paul W. Little joined us in May 1999 as the Senior Vice President of Human Resources. From June 1990 to May 1999, Mr. Little served as Director of Human Resources of Paging Network, Inc., a wireless messaging company.

Steven K. Richards joined us in January 2002 and was promoted to Executive Vice President, Sales, Marketing and Corporate Strategy in March 2003. Prior to joining us, Mr. Richards was the Executive Vice President of Marketing and Sales at Excel Communications. From 1995 to 1998, Mr. Richards held a variety of senior management positions leading Regional Marketing and Operations Units at AT&T Corp.

THE BOARD OF DIRECTORS

The bylaws of the Company provide for the Board to consist of three classes, with each class being as equal in number as possible. At each annual meeting of shareholders, directors are elected for a full term of three years to succeed directors whose terms are expiring.

Set forth below, with respect to each nominee for director and each director continuing in office, is the name and age of each director, the time period during which he has served as a director of the Company and his principal occupation or employment and business affiliations at present and during the past five years.

The Company has an Audit Committee of the Board consisting of Messrs. Lakin, Madigan and Dussek. The Board has determined that Mr. Lakin, who is “independent” as defined under the SEC’s proxy rules, qualifies as an audit committee financial expert.

Directors With Terms Expiring in 2006

DAVID P. MADIGAN, age 64, became a director of the Company in September 1996. Since June 2000, Mr. Madigan has been a self-employed consultant to the insurance industry. From September 1999 to June 2000, Mr. Madigan served as Senior Vice President of AIG Marketing, Inc. From October 1994 to September 1999, Mr. Madigan served as Senior Vice President and Chief Operations Officer of Personal Lines Direct Marketing Operations for CNA Insurance Companies.

JEFFREY J. JENSEN, age 44, became a director of the Company in April 2000. Mr. Jensen was appointed Chairman of the Board in August 2002. For more than five years, he has been the President and owner of Specialized Association Services, Ltd., which provides a full complement of marketing and administrative services to regional and national trade associations. Between 1996 and July 1998, Specialized Association Services, Ltd. was known as CORE Marketing, Inc. and provided direct mail and telemarketing facilities in addition to its other activities. Mr. Jensen has also been the President of United Group Service Centers, Inc., an employee leasing company, since January 2000, and prior to that was its Vice President for more than five years. Mr. Jensen is a designee of certain shareholders of the Company pursuant to the terms of an Amended and Restated Shareholder Agreement by and among the Company and the signatories thereto, which is described in this Annual Report on Form 10-K under the caption “Certain Relationships and Related Transactions.”

Directors With Terms Expiring in 2005

JOHN A. FELLOWS, age 39, joined the Company as Chief Executive Officer in September 1998 and was elected to the Board in December 1998. Prior to joining the Company, Mr. Fellows was President of Telequest

Teleservices, an Arlington, Texas based teleservices company, from April 1997 to August 1998. From April 1993 to April 1997, Mr. Fellows was employed by Paging Network, Inc. (“PageNet”), a wireless messaging company. During his four-year tenure with PageNet, Mr. Fellows served as Vice President and General Manager.

Directors With Terms Expiring in 2004

STEVEN P. DUSSEK, age 47, became a director of the Company in August 2002. Mr. Dussek was appointed by the Company’s Board of Directors to fill the vacancy of Herbert Kurtz. Mr. Dussek retired in 2002. From May 1996 to December 2001, Mr. Dussek served in various positions with Nextel Communications, Inc. and Nextel International, a former subsidiary of Nextel Communications, Inc. From May 1996 to December 1998, Mr. Dussek served as the President of the west region of Nextel Communications, Inc. From January 1999 to September 1999, Mr. Dussek served as Chief Executive Officer and Chief Operating Officer of Nextel International. From September 1999 to May 2001, Mr. Dussek served as Chief Operating Officer and Executive Vice President of Nextel Communications, Inc. In May 2001, Mr. Dussek retired as the Chief Operating Officer of Nextel Communications, Inc, however, he remained as an Executive Vice President of Nextel Communications, Inc. until December 2001 to aid the new Chief Operating Officer in the transition.

GREGORY LAKIN, age 60, became a director of the Company in April 2000. Mr. Lakin currently serves as Managing Partner of The Lakin Group, Inc., a provider of staffing and recruiting services. Mr. Lakin was Regional President, General Manager and a director of eJobs, Inc., until it sold certain assets to The Lakin Group, Inc. in November 2000. Prior to joining eJobs, Inc., from 1996 through 1998, Mr. Lakin was President and General Manager for the Dallas Professional Services Division of Inacom Corp., a channel assembling company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the regulations thereunder require the Company’s directors and executive officers, and persons who own more than ten percent of its outstanding Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s Common Stock. The Company’s executive officers, directors and ten percent shareholders are required by SEC regulations to furnish the Company with a copy of all Section 16(a) forms (“Forms 3, 4, and 5”) that they file. To the Company’s knowledge, based solely on a review of copies of the Forms 3, 4 and 5 furnished to the Company and written representations as to all transactions in the Company’s securities effected during the period from October 1, 2002 through September 30, 2003, all applicable Section 16(a) filing requirements were complied with.

CODE OF ETHICS

Management of the Company’s has adopted a code of ethics applicable to the Company’s senior financial management. The code of ethics will be presented to the Company’s Board for consideration and adoption at the next regularly scheduled meeting of the Board. The Company will provide to any person, without charge and upon request, a copy of such code of ethics. To obtain a copy, please contact the Secretary of the Company at (610) 325-3100, or by writing to the Secretary of the Company at 15 Campus Boulevard, Newtown Square, Pennsylvania, 19073.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Of Executive Compensation

The following table sets forth certain information with respect to compensation paid or accrued by the Company for Fiscal 2003 to the Named Executive Officers:

Summary Compensation Table

		Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary($)		Bonus($)		Other Annual Compensation($)(1)	Restricted Stock Award(s)($)		Securities Underlying Options(#)	All Other Compensation($)(2)
John A. Fellows Chief Executive Officer	2003 2002 2001	645,000 650,000 680,000		— 130,000 130,000		— — —	— — 640,000	(3)	— — 30,000	649 7,111 8,441

Clint F. Streit(4) Executive Vice President and Chief Operating Officer	2003 2002	395,384 100,000	(4)	— 160,000	(5)	— —	— 234,050	(6)	— 150,000	— 1,592

Steven K. Richards Executive Vice President Sales and Marketing	2003 2002	312,500 195,673	(7)	108,192 57,000		— —	— —		— 50,000	— —

Paul W. Little Executive Vice President of Human Resources	2003 2002 2001	220,000 204,730 205,409		15,000 30,000 70,000		— — —	— — 320,000	(8)	— — 42,000	— 6,805 11,514

J. Scot Brunke Executive Vice President and Chief Financial Officer	2003 2002 2001	126,923 241,731 192,115	(9)	— — 75,000		— — —	— — 320,000	(10)	— — 60,000	253,007 2,020 823

(1)	During the fiscal years ended September 30, 2001, September 30, 2002, and September 30, 2003, certain individuals in this table received personal benefits not reflected for such years, the dollar value of which did not for any of such individuals exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such individuals for such year.

(2)	Represents (a) the amount in premiums paid by the Company with respect to a life insurance plan for the benefit of the referenced officer, (b) the amount contributed by the Company to the 401(k) account of the referenced officer, (c) the amount in premiums paid by the Company with respect to a medical insurance policy and dental insurance policy for the benefit of the referenced officer in excess of the amount generally paid on behalf of all salaried employees, and (d) in the case of J. Scot Brunke, the amount of a separation payment made to Mr. Brunke in March 2003.

(3)	Under Mr. Fellows’ current employment agreement, he was granted an additional 100,000 shares of restricted Common Stock. This grant was effected on the first business day following the filing of the Company’s Registration Statement on Form S-8 (File No. 333-59014) in connection with the Company’s 2001 Stock Award Plan. The shares vest at a rate of 33,333-1/3 shares per year on each of January 16, 2002, January 16, 2003 and January 16, 2004. The value of Mr. Fellows’ unvested restricted shares was $125,665 on September 30, 2003. Mr. Fellows has the right to receive all dividends paid or made with respect to such restricted shares.

(4)	Mr. Streit joined the Company in August 2002. In December 2003, Mr. Streit executed a Separation Agreement and General Release with the Company that provided for his continued employment through the earlier of the closing of the merger with NCO or June 2004. The terms of Mr. Streit’s Separation Agreement and General Release are described below under “Employment Agreements.” Mr. Streit is no longer an executive officer of the Company.

(5)	Includes a $160,000 signing bonus due to Mr. Streit upon his joining the Company as Executive Vice President and Chief Operating Officer in August 2002.

(6)	Mr. Streit was granted 50,000 shares of restricted Common Stock. The shares vest at a rate of 16,666-2/3 shares per year on each of August 20, 2003, August 20, 2004 and August 20, 2005. The value of Mr. Streit’s unvested restricted shares under this grant was $125,665 on September 30, 2003. Mr. Streit has the right to receive all dividends paid or made with respect to such restricted shares.

(7)	Mr. Richards joined the Company in January 2002.

(8)	Mr. Little was granted 50,000 shares of restricted Common Stock. This grant was effected on the first business day following the filing of the Company’s Registration Statement on Form S-8 (File No. 333-59014) in connection with the Company’s 2001 Stock Award Plan. The shares vest at a rate of 16,666-2/3 shares per year on each of January 16, 2002, January 16, 2003 and January 16, 2004. The value of Mr. Little’s unvested restricted shares was $62,835 on September 30, 2003. Mr. Little has the right to receive all dividends paid or made with respect to such restricted shares.

(9)	Mr. Brunke joined the Company in January 2001, and his employment with the Company terminated March 2003. The Company entered into a Separation Agreement and General Release with Mr. Brunke, which is described below under “Employment Agreements.”

(10)	Mr. Brunke was granted 50,000 shares of restricted Common Stock. This grant was effected on the first business day following the filing of the Company’s Registration Statement on Form S-8 (File No. 333-59014) in connection with the Company’s 2001 Stock Award Plan. The shares vest at a rate of 16,666-2/3 shares per year on each of January 16, 2002, January 16, 2003 and January 16, 2004.

FISCAL YEAR-END OPTION VALUES

The following table provides the number and value of stock options held by the Named Executive Officers as of September 30, 2003

	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options as of September 30, 2003		Value of Unexercised In-The- Money Options as of September 30, 2003(1)
			Exercisable	Unexercisable	Exercisable($)	Unexercisable($)
John A. Fellows	—	—	120,000	10,000	177,000	—
Clint F. Streit	—	—	50,000	100,000	—	—
Steven K. Richards	—	—	16,667	33,333	—	—
Paul W. Little	10,000	151,620	58,000	14,000	24,960	—
J. Scot Brunke	—	—	—	—	—	—

(1)	The closing price of the Company’s Common Stock on the Nasdaq National Market on September 30, 2003 was $3.77 per share.

Employment Agreements

The Company entered into an employment agreement with John A. Fellows in October 2000, which was executed in August 2001 and amended in March 2003, providing for Mr. Fellows’ continued employment as the Company’s Chief Executive Officer. Under the terms of the amended employment agreement, Mr. Fellows was paid an annual base salary of $650,000 for the first year. Annual increases thereafter are determined by the Board of Directors or the Compensation Committee. Mr. Fellows is not guaranteed an annual bonus, but shall be eligible for an annual bonus, if any, in accordance with the terms, conditions, and restrictions of the Management Bonus Program, if any, for the relevant fiscal year and which will be determined by the Compensation Committee of the Board of Directors. Pursuant to the amended employment agreement, Mr. Fellows was granted an additional 100,000 shares of restricted Common Stock vesting upon the earlier of a change of control (as defined in the employment agreement), Mr. Fellows’ death, or upon a three-year vesting cycle commencing January 16, 2002, provided Mr. Fellows has not been terminated under certain provisions of his employment agreement as of the anniversary date as set forth in the employment agreement. If Mr. Fellows’ employment is terminated within three months before or six months after the occurrence of a change of control, the Company is obligated to pay Mr. Fellows a lump sum severance payment equal to 100% of Mr. Fellows’ then-current base salary for 24 months and continue to provide certain fringe benefits. If his employment is terminated without cause, the Company is obligated to pay Mr. Fellows’ then-current base salary for 24 months following such termination plus the prorated annual bonus, so long as he executes and does not revoke a separation agreement and general release. The amended employment agreement also contains provisions regarding the protection of confidential information, the assignment of inventions to the Company and a covenant not to compete for 24 months following the termination of his employment.

The Company entered into an employment agreement with Clint F. Streit in August 2002 providing for Mr. Streit’s employment with the Company as Executive Vice President and Chief Operating Officer. Pursuant to the terms of the employment agreement, Mr. Streit is to be paid an annual base salary of $400,000 a year. The base salary may be adjusted by the Compensation Committee of the Board of Directors 24 months after Mr. Streit’s start date as set forth in the employment agreement. The employment agreement entitles Mr. Streit to a $160,000 signing bonus and an annual bonus at the discretion of the Company’s Board of Directors if certain individual and Company performance goals set by the Company are met. In addition, the Company granted Mr. Streit options to acquire 150,000 shares of the Company’s Common Stock and 50,000 shares of restricted Common Stock. If Mr. Streit’s employment with the Company is terminated without cause, the Company is obligated to pay Mr. Streit 12 months severance at his then current base salary. Mr. Streit was also obligated to execute a non-competition/non-solicitation and confidentiality agreement with the Company. On December 1, 2003, Mr. Streit and the Company agreed that Mr. Streit would no longer serve as an executive officer of the Company and that his employment would terminate upon the earlier of (i) consummation of the NCO merger and (ii) June 30, 2004. In addition, Mr. Streit and the Company agreed that following termination of his employment, Mr. Streit would be entitled to receive severance through December 1, 2004 and receive six (6) weeks of additional pay in lieu of vacation and other compensation.

The agreement contains other provisions regarding the general release and discharge of the Company, non-disparagement, limited consulting availability, non-solicitation, and confidentiality.

The Company entered into an employment agreement with Steven K. Richards in January 2002 providing for Mr. Richard’s employment with the Company as Executive Vice President of Sales, Marketing, and Corporate Strategy. Under the revised employment agreement, Mr. Richards receives a base salary of $350,000 per annum, with an annual bonus to be determined by the Compensation Committee of the Board of Directors in accordance with the Company’s incentive compensation policies and the terms of the amended employment agreement. In the event no Vice President level employees receive an annual bonus in a particular year beginning with the fiscal year ending September 30, 2004, Mr. Richards’ annual salary will be reduced by $75,000, subject to possible adjustment upward in future years. If Mr. Richards’ employment is terminated without cause (as defined in the employment agreement), the Company is obligated to pay Mr. Richards 17 months’ severance at his then current base salary.

In April 1999, the Company entered into an employment agreement with Paul W. Little, which was revised by an adendum dated March 31, 2003. Under the revised employment agreement, Mr. Little receives a base salary of $235,000 per annum, with an annual bonus to be determined by the Compensation Committee of the Board of Directors in accordance with the Company’s incentive compensation policies and the terms of the amended employment agreement. In the event no Vice President level employees receive an annual bonus in a particular year beginning with the fiscal year ending September 30, 2004, Mr. Little’s annual salary will be reduced by $30,000, subject to possible adjustment upward in future years. The employment agreement provides that the Company will pay for the remaining portion of the executive MBA program of Mr. Little’s choice. Pursuant to the terms of the employment agreement, Mr. Little was granted an option to acquire 40,000 shares of Common Stock which vests in four equal annual installments, commencing on May 24, 2000, provided Mr. Little remains employed with the Company. In addition, in the event Mr. Little’s employment is terminated without cause (as defined in the employment agreement), the Company is obligated to continue to pay Mr. Little’s then-current base salary minus $30,000, subject to adjustment, for a period of 12 months following such termination and a one time relocation allowance, if necessary, not to exceed $75,000, so long as Mr. Little executes and does not revoke a separation agreement and general release agreement acceptable to the Company. The employment agreement also contains provisions regarding the protection of confidential information from the date of the agreement and for a period of 12 months following the cessation of Mr. Little’s employment with the Company. The employment agreement also contains a provision regarding the assignment of inventions to the Company and a covenant not to compete from the date of the agreement until 12 months following of the termination of Mr. Little’s employment with the Company.

The Company entered into a separation agreement and general release with J. Scot Brunke in March 2003 providing for Mr. Brunke’s separation of employment with the Company effective March 3, 2003. Under the terms of the agreement, Mr. Brunke is to be paid $250,000 in one lump sum. The agreement also requires the Company to pay up to 18 months of Mr. Brunke’s COBRA premiums upon Mr. Brunke’s election. The agreement contains other provisions regarding the general release and discharge of the Company, non-disparagement, limited consulting availability, non-solicitation, and confidentiality. The agreement requires Mr. Brunke to repay to the Company the money still owed under the loan he took from the Company to purchase stock, and Mr. Brunke will remain eligible for any compensation from the Company or Company-paid benefits subsequent to the termination of his employment. The agreement superseded Mr. Brunke’s Term Sheet with the Company dated January 2001.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee presently consists of Messrs. Madigan, Jensen, Dussek and Lakin. Messrs. Madigan, Jensen and Lakin served on the Compensation Committee throughout Fiscal 2003. Mr. Dussek was appointed to the Compensation Committee in November 2002. The Administrative Committee presently consists of Messrs. Lakin and Madigan.

On March 30, 2000, R-T Investors, LLC became the owner of approximately 49% of the Company’s Common Stock then outstanding pursuant to two separate agreements with Raymond Hansell and Mary Sue Lucci Hansell and with Advanta Partners LP. In connection with the purchase of the shares of Common Stock from Advanta Partners LP and Mr. and Mrs. Hansell, R-T Investors, LLC entered into a shareholder agreement with the Company dated March 28, 2000. On June 2, 2000, the 4,072,956 shares of Common Stock held by R-T Investors,

LLC were distributed to the members of R-T Investors, LLC, Jeffery J. Jensen, one of the Company’s directors, Ronald L. Jensen, Gladys M. Jensen, Jami J. Jensen, Julie J. Jensen, Janet J. Jensen and James J. Jensen, all of whom are parents or siblings of Jeffrey J. Jensen (collectively, the “Jensen Family”). Pursuant to the distribution of the shares held by R-T Investors, LLC, the shareholder agreement by and between R-T Investors, LLC and the Company dated March 28, 2000 was amended and restated in an Amended and Restated Shareholder Agreement among the Company and the members of the Jensen Family dated March 30, 2001 (the “Shareholder Agreement”). In the Shareholder Agreement, the Company agreed to use its best efforts to cause two persons designated by the Jensen Family, who are reasonably acceptable to the Chief Executive Officer and the Independent Directors (as defined below), to be elected to the Board and the Jensen Family agreed that they (including their affiliates) will not, directly or through affiliates, consummate any tender offer, exchange offer, merger or other business combination, recapitalization or similar transaction involving the Company or any of our subsidiaries unless approved by (i) a majority of members of a special committee consisting of all of the Independent Directors and (ii) a majority of the shares not owned by the Jensen Family or their affiliates or, in the case of a tender offer or exchange offer, the offer has a minimum condition that a majority of the shares not owned by the Jensen Family or their affiliates shall have been validly tendered and not withdrawn and the offer provides that it will be extended for ten business days after the Jensen Family has publicly announced that such minimum condition has been satisfied. “Independent Director” is defined in the Shareholder Agreement as a director of the Company who is not (apart from such directorship) (i) an officer, director, Affiliate, employee, shareholder, consultant or partner of a member of the Jensen Family or any Affiliate of a member of the Jensen Family or of any entity that was dependent upon a member of the Jensen Family or any Affiliate of a member of the Jensen Family for more than 5% of its revenues or earnings in its most recent fiscal year, or (ii) an officer, employee, consultant or partner of the Company or any Affiliate of the Company or an officer, employee, shareholder, consultant or partner of an entity that was dependent upon the Company or any Affiliate of the Company for more than 5% of its revenues or earnings in its most recent fiscal year. “Affiliate” is defined in the Shareholder Agreement as having the meaning set forth in Rule 12b-2 of the Exchange Act on the date the Shareholder Agreement was executed and, for the purposes of the Shareholder Agreement, each member of the Jensen Family shall be deemed an Affiliate of each other member of the Jensen Family. The Jensen Family further agreed that, in the event shareholder approval is sought for any third party takeover proposal that has been approved by the Company’s Board of Directors, it will vote any shares it holds that exceed 32% of the total shares voting on the proposal in the same proportion as votes cast by shareholders who are not Affiliates of the Jensen Family. Pursuant to the Shareholder Agreement, the Jensen Family designated Jeffrey Jensen to be elected to the Board of Directors.

Compensation of Directors

The Company’s directors, other than Mr. Fellows, are entitled to receive a fee of $5,000 for attendance in person at each meeting and a fee of $2,000 for telephonic attendance at each meeting of the Board. While in office, each director, other than Mr. Fellows, will be awarded options to purchase 5,000 shares of Common Stock during each fiscal year. Mr. Fellows receives no additional compensation for serving on the Company’s Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF RMH COMMON STOCK –

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF RMH

The following table shows information concerning the beneficial ownership of the outstanding shares of common stock of RMH as of January 21, 2004 by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each person who served as Chief Executive Officer of the Company during the fiscal year ended September 30, 2003 (“Fiscal 2003”), the four most highly compensated executive officers of the Company (other than the Chief Executive Officer) who were executive officers on the last day of Fiscal 2003 and whose salary, bonus and commission for Fiscal 2003 exceeded $100,000 for all services rendered in all capacities to the Company, and two additional individuals for whom disclosures would have been provided but for the fact that such individuals were not serving as executive officers of the Company at the end of Fiscal 2003 (collectively, the “Named Executive Officers”), (iii) each director and (iv) all directors and executive officers as a group. The number of shares beneficially owned by each person is determined under the rules of the Securities and Exchange Commission (“SEC”) and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the person has sole or shared voting power or investment power as well as any shares which the person has the right to acquire within 60 days after January 21, 2004 through the exercise of any stock options, warrants or otherwise.

Executive Officers, Directors and Beneficial Owners	Number of Shares of Common Stock Beneficially Owned		Percent of Common Stock Beneficially Owned
SAFECO Asset Management Company(1)(2)	1,373,844	(3)	8.6%
SAFECO Corporation(2) (4)	1,373,844	(3)	8.6%
Jeffrey J. Jensen(5)(6)	1,321,998		8.3%
RS Investment Management Co. LLC (7)	1,169,350	(8)	7.3%
RS Investment Management, L.P.(7)	1,061,525	(8)	6.6%
Julie J. Jensen(5)	954,700		6.0%
RS Diversified Growth Fund (7)	939,950	(8)	5.9%
G. Randall Hecht(9)	939,950	(8)	5.9%
James J. Jensen(5)	902,247		5.6%
Jami J. Jensen(5)	868,500		5.4%
SAFECO Common Stock Trust(2)(10)	856,524	(3)	5.3%
Ronald L. Jensen(5)(11)	824,435		5.1%
Gladys M. Jensen(5)(12)	813,000		5.1%
Janet J. Jensen(5)	768,500		4.8%
John A. Fellows(13)	394,765		2.4%
Paul W. Little(14)	108,000		*
J. Scot Brunke(15)	0		–
Clint F. Streit(16)	100,000		*
Steven K. Richards(17)	16,667		*
Gregory Lakin(18)	14,000		*
David P. Madigan(19)	12,000		*
Steven P. Dussek(20)	6,667		*
All current Executive Officers and Directors as a Group (9 persons)(6)(13)(14)(17)(18)(19)(20)	1,872,237		11.5%

*	Less than 1%

(1)	The address of this entity is 610 Union St., Suite 2500, Seattle, Washington 98101.

(2)	In furnishing the beneficial ownership information regarding these entities, the Company has relied on the Schedule 13G/A filed with the Securities and Exchange Commission on August 8, 2003.

(3)	This entity has shared voting power and shared dispositive power over all of these shares.

(4)	The address of this entity is SAFECO Plaza, Seattle, Washington 98185.

(5)	The address of each of the aforementioned individuals is 6500 Belt Line Road, Suite 170, Irving, Texas 75063.

(6)	Includes 14,000 shares issuable pursuant to the exercise of options, and 77,860 shares issuable pursuant to the exercise of warrants owned by Texas Margins, LLC.

(7)	The address of each of the aforementioned entities is 388 Market Street, Suite 200, San Francisco, California 94111. In furnishing the beneficial ownership information regarding these entities, the Company has relied on the Schedule 13G/A filed with the Securities and Exchange Commission on September 10, 2003.

(8)	This entity has shared voting power and shared dispositive power over all of these shares.

(9)	G. Randall Hecht is a control person of RS Investment Management Co. LLC and RS Investment Management, L.P.

(10)	The address of this entity is 4854 154th Place NE, Redmond, Washington 98052.

(11)

Does not include 23,122 shares of common stock and 7,674 shares issuable pursuant to the exercise of warrants owned by Gladshare 1, LLC or 77,860 shares issuable pursuant to the exercise of warrants owned by Texas Margins, LLC. Gladshare 1, LLC and Texas Margins, LLC are entities organized by an affiliate of Ronald L. Jensen and to which Ronald L. Jensen loaned funds used to purchase the shares and warrants referenced above. Ronald L. Jensen owns no equity interest in, and disclaims beneficial ownership of, the shares of common stock owned by Gladshare 1, LLC and the shares of common stock issuable upon the exercise of warrants owned by Gladshare 1, LLC and Texas Margins, LLC. Includes 313,000 shares held jointly with Gladys M. Jensen.

(12)	Includes 313,000 shares held jointly with Ronald L. Jensen.

(13)	Includes 120,000 shares issuable pursuant to the exercise of options.

(14)	Includes 58,000 shares issuable pursuant to the exercise of options.

(15)	Mr. Brunke is no longer an executive officer of the Company.

(16)	Includes 50,000 shares issuable pursuant to the exercise of options. Mr. Streit is no longer an executive officer of the Company.

(17)	Includes 16,667 shares issuable pursuant to the exercise of options.

(18)	Includes 14,000 shares issuable pursuant to the exercise of options.

(19)	Represents 12,000 shares issuable pursuant to the exercise of options.

(20)	Represents 6,667 shares issuable pursuant to the exercise of options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 14, 1999, the Company loaned $84,800 to John Fellows, Chief Executive Officer of the Company (the “Loan”). Interest on the Loan accrues at an annual rate of 7% and is due and payable annually, on January 1 of each year, commencing on January 1, 2001. The principal balance of the Loan and all accrued and unpaid interest thereon is due and payable in full on the earlier to occur of (i) December 14, 2004 or (ii) the date on which Mr. Fellows’ employment with the Company is terminated. Mr. Fellows’ obligations with respect to the Loan were secured by 100,000 shares of restricted Common Stock owned by Mr. Fellows, including all substitutions and replacements therefor. The Company subsequently released its lien on 40,000 shares of restricted Common Stock securing the Loan. The Loan is currently secured by the remaining 60,000 shares of restricted Common Stock.

In December 2001, the Company made loans to six executive officers of the Company. The Company loaned $179,434 to John Fellows, Chief Executive Officer of the Company, and $89,717 to each of Paul Little, Executive Vice President of Human Resources for the Company, and several former executive officers of the Company. Each loan was made in connection with the Company awarding shares of its Common Stock to each employee under the Company’s 2001 Stock Award Plan. Each loan is secured by a pledge of the Common Stock issued to such employee under the 2001 Stock Award Plan. Interest on each loan accrues at a variable rate which is adjusted as required to equal the then-current prime rate of interest as published in The Wall Street Journal, and is due and payable annually commencing on December 15, 2002. The principal balance for each loan is due and payable in full on the earlier of (i) November 30, 2010, (ii) the date on which the applicable employee sells or otherwise disposes of the shares of Common Stock awarded under the 2001 Stock Award Plan which secure the loan, or (iii) the 12 month anniversary of the date on which the applicable employee resigns or leaves the employ of the Company in any other voluntary manner, or the applicable employee’s employment is terminated for cause, as such term is defined in the Loan Agreements dated as of December 15, 2001.

In June 2003, the Company entered into an agreement with Excell Agent Services, L.L.C. (“Excell”) to provide certain inbound CRM services to Excell for a period of six months (the “Excell Preliminary Agreement”). In August 2003, the Company entered into an agreement with Excell to provide inbound CRM services to Excell for a term ending June 30, 2006 (the “Excell Agreement”). In 2003, the Company recognized $347,000 in net revenues under the Excell Preliminary Agreement and the Excell Agreement. The majority shareholder of Excell is a significant shareholder of the Company. The Excell Preliminary Agreement and the Excell Agreement were reviewed by a special committee of disinterested directors of the Company’s Board of Directors.

For information regarding certain other transactions, see “Compensation Committee Interlocks and Insider Participation” set forth above in this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(c)	Exhibits Filed With This Amendment

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RMH TELESERVICES, INC.

Date: January 28, 2004	By:	/s/ John A. Fellows

John A. Fellows Chief Executive Officer