Form 10-Q
period 2003-12-31
RMH TELESERVICES INC
filed 2004-02-23
CIK 1017958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 16,026,830 shares of common stock outstanding as of February 17, 2004.

RMH TELESERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RMH TELESERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	December 31, 2003	September 30, 2003
Assets
Current assets:
Cash and cash equivalents	$383	$1,112
Restricted cash	50	50
Accounts receivable, net of allowance for doubtful accounts of $147 and $247, respectively	21,536	22,058
Other receivables	1,883	1,471
Refundable income taxes	131	106
Prepaid expenses and other current assets	3,422	3,017

Total current assets	27,405	27,814

Property and equipment, net	51,803	51,512
Other assets	9,278	9,123

Total assets	$88,486	$88,449

Liabilities and shareholders’ equity
Current liabilities:
Credit facility	$8,905	$6,030
Current portion of obligation under capital leases	11,224	11,346
Current portion of notes payable	717	760
Accounts payable	7,638	6,355
Accrued expenses and other current liabilities	16,162	17,892

Total current liabilities	44,646	42,383

Long-term liabilities:
Notes payable	624	730
Obligation under capital leases	7,167	8,741
Other long-term liabilities	16,706	16,946

Total long-term liabilities	24,497	26,417

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized, 16,011,830 and 13,805,580 shares issued and outstanding, respectively	89,404	84,234
Common stock warrants	8,193	6,736
Deferred compensation	(23)	(299)
Accumulated deficit	(78,138)	(70,844)
Accumulated other comprehensive loss	(93)	(178)

Total shareholders’ equity	19,343	19,649

Total liabilities and shareholders’ equity	$88,486	$88,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

RMH TELESERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended December 31,
	2003	2002
Net revenues	$63,865	$77,646
Operating expenses:
Cost of services	59,222	59,217
Selling, general and administrative	10,916	13,145
Impairment and restructuring charges	—	30

Total operating expenses	70,138	72,392

Operating (loss) income	(6,273)	5,254

Other expense	265	86
Interest income	21	15
Interest expense	745	837

(Loss) income before income taxes	(7,262)	4,346

Income tax expense	32	40

Net (loss) income	$(7,294)	$4,306

Basic (loss) income per common share	$(0.46)	$0.32

Diluted (loss) income per common share	$(0.46)	$0.30

Shares used in computing basic (loss) income per common share	15,821	13,484

Shares used in computing diluted (loss) income per common share	15,821	14,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

RMH TELESERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended December 31,
	2003	2002
Operating activities:
Net (loss) income	$(7,294)	$4,306
Adjustments to reconcile net (loss) income to net cash provided by operating activities-
Impairment and restructuring charges	—	30
Stock-based compensation	232	—
Loss on disposal of fixed assets	6	238
Amortization of deferred compensation	149	214
Amortization of sales incentives	—	249
Depreciation and amortization	4,660	3,726
Changes in operating assets and liabilities-
Accounts receivable	535	127
Prepaid expenses and other current assets	(649)	(439)
Refundable income taxes	(25)	54
Other assets	(129)	(1,903)
Accounts payable, accrued expenses and other current liabilities	(1,365)	1,455
Other liabilities	(295)	2,129

Net cash (used in) provided by operating activities	(4,175)	10,186

Investing activities:
Capital expenditures	(3,338)	(1,993)
Proceeds from sale of assets	—	8

Net cash used in investing activities	(3,338)	(1,985)

Financing activities:
Restricted cash	—	1,000
Proceeds from (repayment of) line of credit	2,875	(3,546)
(Repayment of) proceeds from notes payable	(180)	357
Capital lease payments	(2,535)	(2,333)
Proceeds from issuance of common stock and warrants	6,520	—
Exercise of common stock options	2	276

Net cash provided by (used in) financing activities	6,682	(4,246)

Effect of exchange rate changes	102	(170)

Net (decrease) increase in cash and cash equivalents	(729)	3,785
Cash and cash equivalents, beginning of period	1,112	1,390

Cash and cash equivalents, end of period	$383	$5,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

RMH TELESERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2003

(unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Common Stock Warrants	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, September 30, 2003	—	$—	13,805,580	$84,234	$6,736	$(299)	$(70,844)	$(178)	$19,649

Comprehensive loss:
Net loss	—	—	—	—	—	—	(7,294)	—	(7,294)
Change in fair value of cash flow hedge	—	—	—	—	—	—	—	82	82
Foreign currency translation adjustment	—	—	—	—	—	—	—	3	3

Total comprehensive loss	—	—	—	—	—	—	(7,294)	85	(7,209)
Issuance of common stock and warrants in private placement	—	—	2,205,000	5,063	1,457	—	—	—	6,520
Exercise of common stock options	—	—	1,250	2	—	—	—	—	2
Stock compensation charge	—	—	—	105	—	127	—	—	232
Amortization of deferred compensation	—	—	—	—	—	149	—	—	149

Balance, December 31, 2003	—	$—	16,011,830	$89,404	$8,193	$(23)	$(78,138)	$(93)	$19,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

RMH TELESERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Dollars in thousands, except share and per-share data unless otherwise indicated)

1. Basis of Presentation

The Company (as defined below) is a provider of outsourced customer relationship management (“CRM”) services. Founded in 1983, the Company is headquartered in Newtown Square, Pennsylvania, and as of December 31, 2003, operated over 7,800 workstations within a network of 14 customer interaction centers. The Company has five customer interaction centers located in the United States, eight located in Canada and one in the Philippines. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows. Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The Company may experience quarterly variations in net revenues and operating income (loss) as a result of the timing of clients’ telemarketing campaigns, the commencement and expiration of contracts, the amount of new business generated, restructuring activities, currency exchange rates between the United States and Canada, selling, general and administrative expenses to acquire and support such new business and changes in the revenue mix among various customers. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

On November 18, 2003, the Company signed a definitive merger agreement under which the Company agreed to be acquired by NCO Group, Inc. (“NCO”) (the “NCO Transaction”). The definitive merger agreement was subsequently amended on January 22, 2004. NCO is one of the largest providers of accounts receivable collection services in the world. NCO provides services to clients in the financial services, healthcare, retail, commercial, utilities, education, telecommunications and government sectors. Its common stock is traded on The NASDAQ National Market under the symbol “NCOG.” Under the terms of the original definitive merger agreement, the acquisition provided that the Company’s shareholders would receive $5.50 worth of NCO common stock for each share of the Company’s common stock, as long as NCO’s stock price, based on NCO’s twenty day average stock price prior to the closing, was valued between $22.00 and $27.00 per share. Based on the terms of the January 22, 2004 amendment to the definitive merger agreement, the Company’s shareholders will receive 0.2150 shares of NCO common stock for each share of the Company’s common stock, as long as NCO’s stock price, based on NCO’s twenty-day average stock price prior to closing, is valued between $18.75 and $26.75 per share. Within this range, the acquisition will be funded with approximately 3.4 million shares of NCO common stock.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted SFAS No. 144 effective October 1, 2002 (see note 7).

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” which applied through December 31, 2002. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity’s commitment to an exit plan. The Company adopted the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002 (see note 7).

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) with the objective of improving financial reporting by companies involved with variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 to certain entities, defined as variable interest entities, in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of FIN 46. FIN 46 has not had an impact on the Company’s financial statements. Furthermore, the Company does not expect the adoption of the remaining provisions of FIN 46R in the quarter ending March 31, 2004 will have an impact on its financial statements.

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

In December 2003, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), which revised or rescinded portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in accounting principles generally accepted in the United States of America. SAB 104 has not changed the Company’s current revenue recognition policies.

3. Operations and Financing

The Company incurred significant losses in fiscal 2003, 2002 and 2001 primarily as a result of bad debt expenses, impairment and restructuring charges, a charge associated with projected minimum purchase requirements under agreements with telephone long distance carriers related to the migration from outbound to inbound CRM services, underutilization of capacity, and unfavorable currency exchange rates between the United States and Canada which have resulted in higher operating costs in Canada to support clients in the United States. The Company incurred a significant loss in the first quarter of fiscal 2004 primarily as a result of a decline in billable hours resulting from the timing of telemarketing campaigns, reductions in outsourcing associated with recent economic conditions, the impact of the Do-Not-Call Implementation Act which has resulted in a continued decline in outbound customer relationship management services, and continued unfavorable currency exchange rates between the United States and Canada. In addition, the Company had a working capital deficit of $17,241 at December 31, 2003. The Company’s ability to meet its financial obligations and make planned capital expenditures will depend on its future operating performance, which will be subject to financial, economic and other factors affecting the business and operations of the Company, including factors beyond its control, and the Company’s ability to remain in compliance with the restrictive covenants under its revolving credit facility. The Company was not in compliance with the minimum EBITDA requirement (as defined) at September 30, 2003 under the Company’s revolving credit facility, the covenants requiring audited financial statements, an independent auditors’ report without a going concern emphasis paragraph, and a debt compliance letter within 90 days of the Company’s fiscal year ended September 30, 2003, the covenant requiring that its Annual Report on Form 10-K be filed in a timely manner, or the covenant requiring that it pledge the stock of certain of its wholly-owned subsidiaries to the lender. The Company received a waiver for these violations in January 2004 and also amended the EBITDA requirement so that its quarterly measurement period, which was previously for a trailing twelve-month period, will be for a trailing three-month period for each quarterly measurement period through the quarter ending September 30, 2004 and a trailing twelve-month period for each quarterly measurement period thereafter. The Company was in compliance with restrictive covenants under the revolving credit facility at December 31, 2003. In the event that there are future violations of restrictive covenants, management will be required to either obtain a waiver or amend the covenant requirement.

In order to improve the Company’s operating performance and to provide for additional liquidity to fund its operations and additional capital expansion, management undertook a number of initiatives in fiscal 2004. While the Company incurred an operating loss of $6,273 in the first quarter of fiscal 2004, the Company’s business plan for fiscal 2004 projects an improvement in operating performance in subsequent quarters that is expected to be the result of the expansion of services provided to existing customers, the negotiation of rate increases with certain customers, and an improvement in the efficiency of the Company’s operations. In addition, there will be a reduction in start-up costs associated with the Company’s Philippine operations in fiscal 2004 when compared with fiscal 2003, which was the first year of operations for that location. On October 3, 2003, the Company raised net proceeds of $6,520 through the sale of common stock in a private placement financing (the “2003 Placement”). The Company issued 2,205,000 shares of its common stock and warrants to purchase an additional 551,250 shares of its common stock pursuant to the 2003 Placement (see note 10). In addition, the revolving credit facility, as amended in October 2003, November 2003 and January 2004, permits the Company to borrow up to $3,000 in excess of the borrowing base through March 1, 2004.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern with the realization of assets and the settlement of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent upon, among other things, successful execution of its business plan for 2004, its ability to remain in compliance with restrictive covenants under the revolving credit facility, and its ability to obtain additional financing to fund its operations and capital requirements. There can be no assurance that the Company will be able to successfully execute its business plan for 2004, remain in compliance with restrictive covenants under the revolving credit facility, obtain additional financing, or complete the NCO Transaction, all of which creates substantial doubt about its ability to continue as a going concern through September 30, 2004. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

4. Major Clients and Concentration of Credit Risk

The Company is dependent on several large clients for a significant portion of net revenues. The loss of one or more of these clients, or an inability to collect amounts owed by such clients, could have a material adverse effect on the financial position and results of operations of the Company. The following table summarizes the percent of net revenues from each client that represented at least 10% of net revenues in the first quarter of fiscal 2004 and 2003, and related accounts receivable as of December 31, 2003 and 2002 for those clients that were at least 10% of net revenues in the first quarter of fiscal 2004 and 2003:

	Percentage of net revenues Three Months Ended December 31,		Accounts receivable at December 31,
	2003	2002	2003	2002
MCI	32.0%	32.5%	$2,991	$11,633
AT&T	11.4%	*	2,763	*
UPS	15.4%	13.2%	2,587	3,723
Microsoft	10.2%	*	4,660	*
Nextel	15.6%	11.9%	3,456	3,095

*	Less than 10% for the three month period.

The Company provides inbound and outbound CRM services to MCI WORLDCOM Communications, Inc. and MCI WORLDCOM Network Services, Inc. (collectively, “MCI”), a subsidiary of WorldCom, Inc. (“WorldCom”), under several agreements that expire through October 31, 2007. MCI accounted for 32.0% and 32.5%, respectively, of the Company’s net revenues in the first quarter of fiscal 2004 and 2003, respectively. On July 21, 2002, WorldCom announced that it had filed for voluntary relief under Chapter 11 of the United States Bankruptcy Code.

While the Company has continued to provide services to MCI, these events create uncertainty about the Company’s future business relationship with MCI, which, if not resolved in a manner favorable to the Company, could have a significant adverse impact on the Company’s future operating results and liquidity. In the event that the Company’s business relationship with MCI were to terminate, the Company’s contracts with MCI call for certain wind-down periods and the payment by the Company of certain termination fees, as defined in such contracts, during which time the Company would seek new business volume. However, replacing lost MCI business volume is subject to significant uncertainty, could take substantially longer than the wind-down periods, and would be dependent on a variety of factors which management of the Company cannot predict at this time.

Management believes that it has adequately reserved for all exposure created as a result of the WorldCom bankruptcy, however, there can be no assurance that additional charges will not be required in the future. At December 31, 2003, the Company had $2,991 in accounts receivable from MCI, all of which was for services provided subsequent to the bankruptcy filing. Four of the Company’s customer interaction centers provide all or a significant portion of their services to MCI. While management does not presently believe the property and equipment at these customer interaction centers is impaired, a decline in the level of services being provided to MCI as a result of the WorldCom bankruptcy filing could result in the Company incurring substantial operating costs with no related revenues and a significant charge associated with property and equipment impairment. The carrying value of property and equipment at the four customer interaction centers at December 31, 2003 was $15,669. Future operating lease commitments for the four customer interaction centers was $14,483 at December 31, 2003.

In the first quarter of fiscal 2003, an existing contract with MCI related to the provision of inbound CRM services was modified. Under the original contract, the Company billed MCI a seat utilization charge to cover the costs associated with the customer interaction center where services were provided. The seat utilization charge was subject to scheduled decreases over the term of the contract and was being accounted for on a straight-line basis over the term of the contract. At the date of the contract modification, $1,906 in revenue related to the seat utilization charge had been deferred. Under the modified contract, the Company no longer bills MCI for the seat utilization charge. The $1,906 in revenue deferred under the original contract is being recognized on a straight-line basis through the January 2006 termination date of the modified contract. At December 31, 2003 and September 30, 2003, respectively, $1,279 and $1,436 are included in other long-term liabilities related to the seat utilization charge. In addition, the Company received a prepayment in the amount of $2,552 under the original contract that is included in other long-term liabilities at December 31, 2003 and September 30, 2003.

On April 1, 2003, all contracts with MCI for the provision of third party verification services were assigned to an unrelated third party (the “Assignee”) effective April 27, 2003. In the first quarter of fiscal 2003, these contracts accounted for $2,138 of the Company’s consolidated net revenues. The Company entered into an agreement with the Assignee effective April 27, 2003 under which up to 250 seats in one of its customer interaction centers will be subleased to the Assignee (the “Sublease Agreement”) for $95 per month. The Assignee has the option to reduce the number of seats being leased in 50 seat increments by providing 60 days notice. Each 50-seat reduction results in a decrease in the monthly sublease payment of $19 per month. The Sublease Agreement expires on April 27, 2006 and may be terminated by either party with 30 days written notice. Revenue from the Sublease Agreement is being reflected in results of operations as a reduction of operating expenses to the extent of the Company’s related sublease operating expenses with the landlord. Any excess of sublease revenues over sublease expenses resulting from the Sublease Agreement would be included in other income. At December 31, 2003, the Assignee continued to lease 150 seats.

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

Based on the settlement, the Company had a net gain of approximately $3,065 resulting from the reversal of the allowance for doubtful accounts on MCI receivables and accruals that were in excess of the agreed upon settlement amounts. Since the New MCI Contract was predicated upon the Settlement Agreement and due to the concurrent execution of these agreements, the gain is being amortized as a reduction to cost of services and general and administrative expense over the two-year term of the New MCI Contract. The remaining unamortized gain of $2,438 and $2,820 is included in other long-term liabilities in the accompanying condensed consolidated balance sheets at December 31, 2003 and September 30, 2003, respectively.

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

Effective October 1, 2003, the Company amended its existing Canadian services agreement with MCI (the “MCI Amendment”). The terms of the MCI Amendment include, but are not limited to the following:

•	The term of the services agreement was extended from November 27, 2006 to October 31, 2007;

•	Provision for limited foreign currency rate protection below certain pre-determined exchange rate levels and limited gain sharing above certain pre-determined exchange rate levels was established;

•	MCI may terminate the services agreement for convenience upon 90 days written notice to the Company;

•	The Company may terminate the services agreement for convenience upon 12 months written notice to MCI; and

•	In the event MCI terminates the services agreement due to the Company’s material breach or a transaction in which a competitor of MCI acquired control of RMH or in the event the Company terminates the services agreement for convenience after October 1, 2004, the Company is required to pay a minimum termination fee of $153 for each month remaining in the agreement (or $7,041 at December 31, 2003). In most other instances (as defined in the services agreement) in which either party terminates the services agreement, the Company is required to pay a termination fee of $77 for each month remaining in the services agreement (or $3,520 at December 31, 2003).

During the three months ended December 31, 2003, the Company received a settlement of $443 related to the bankruptcy proceedings of Provell, Inc. (“Provell”). The $443 settlement related to certain Provell receivables that had been written off in fiscal year 2002 due to Provell’s May 9, 2002 filing for bankruptcy protection under Chapter 11 of the United States Bankruptcy code. The $443 settlement was recorded as a reduction of bad debt expense for the three months ended December 31, 2003, which is included in general and administrative expense in the accompanying condensed consolidated statement of operations.

5. Supplemental Cash Flow Information

Cash paid for interest and income taxes for the three months ended December 31, 2003 and 2002 was as follows:

	2003	2002
Interest	$659	$778
Income taxes	5	17

The Company entered into capital lease obligations of $415 and $311 during the three months ended December 31, 2003 and 2002, respectively.

6. Property and Equipment

During the three months ended December 31, 2003 and 2002, the Company recorded charges of $6 and $238, respectively, to write off the net book value of software developed for internal use. The software written off was utilized to provide services in connection with certain client relationships that were terminated during the period.

7. Corporate Restructuring

During the quarter ended March 31, 2003, the Company commenced a plan to close three customer interaction centers in the United States due to a decline in outbound CRM services. The restructuring plan was completed in the fourth quarter of fiscal 2003. Asset impairment charges of $1,919 and $8 were recorded in the second and third quarters of fiscal 2003, respectively, for the amount by which the carrying amount of the property and equipment at these customer interaction centers exceeded fair value. In addition, one-time termination benefits, contract termination costs and other associated costs of $349, $203, and $393, respectively, were recorded in fiscal 2003.

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

Restructuring activity during the three months ended December 31, 2003 is as follows:

	Accrual at September 30, 2003	Cash Payments	Accrual at December 31, 2003
March 2003 site closures:
Contract termination costs	$197	$(96)	$101
Other associated costs	82	(13)	69
June 2002 site closures:
Contract termination costs	421	(78)	343

	$700	$(187)	$513

Restructuring activity during the three months ended December 31, 2002 is as follows:

	Accrual at September 30, 2002	Restructuring Charge	Other	Cash Payments	Accrual at December 31, 2002
June 2002 site closures:
Contract termination costs	$1,413	$30	$(156)	$(206)	$1,081

The $156 other adjustment in 2003 represents a balance sheet reclassification to reduce the carrying value of property and equipment that had been impaired in connection with the June 2002 restructuring.

In the first quarter of fiscal 2004, the Company recorded a $594 charge for severance related to the termination of two employees that were not part of a larger restructuring which is included in general and administrative expense in the accompanying condensed consolidated statement of operations. At December 31, 2003, and September 30, 2003, $665 and $207, respectively, are included in accrued expenses in the accompanying condensed consolidated balance sheets for future severance payments. Severance has been fully paid to all but five employees at December 31, 2003.

8. Accrued Expenses and Other Liabilities

The Company’s accrued expenses and other current liabilities were composed of the following:

	December 31, 2003	September 30, 2003
Payroll and related benefits	$10,516	$11,217
Deferred revenue	54	25
Telecommunications expense	863	858
Other	4,729	5,792

	$16,162	$17,892

The Company has entered into agreements with its telephone long distance carriers that are subject to annual minimum purchase requirements. For certain agreements, the Company projected that it would fail to meet the annual minimum purchase requirements. These projected shortfalls arose during the second quarter of fiscal 2003 primarily as a result of the site closures discussed in note 7, and the decline in the amount of outbound CRM services provided by the Company. The Company recorded accruals of $2,322 and $86 in the second and third quarters of 2003, respectively, for obligations related to total projected shortfalls of $608 with one of its carriers (Carrier A) and $1,800 with MCI.

During the third quarter of fiscal 2003, the Company amended its contract with Carrier A to extend the contract for a period of two years and received a waiver for the $608 volume shortfall under the original contract. The $608 volume shortfall waived is being amortized as a reduction to cost of services over the two-year term of the amended contract. The remaining unamortized credit of $431 and $507 at December 31, 2003 and September 30, 2003, respectively, are included in other long-term liabilities. While this amended contract with Carrier A contains a monthly minimum purchase requirement of $175, management currently projects that its call volume will be sufficient to meet this monthly minimum. To the extent the Company purchases new services in excess of the $175 minimum purchase requirement, 35% of the amount exceeding the minimum must be purchased from Carrier A to the extent Carrier A provides such services at rates that are competitive with the industry.

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

The Company’s other long-term liabilities were composed of the following:

	December 31, 2003	September 30, 2003
Deferred revenue, training	$7,926	$7,920
MCI deferred, other (see note 4)	3,831	3,988
Tecommunications credit - Carrier A	431	507
MCI deferred gain (see note 4)	2,438	2,820
Other	2,080	1,711

	$16,706	$16,946

9. Indebtedness

On September 4, 2002, the Company entered into a three-year, $25,000 revolving credit facility (the “Revolver”) with Foothill Capital Corporation (“Foothill”), a wholly-owned subsidiary of Wells Fargo & Company. The Company performs services for Wells Fargo & Company which amounted to less than 0.1% of consolidated net revenues for the three months ended December 31, 2003. Proceeds from the Revolver were used to pay down the Company’s credit facility (the “Credit Facility”) with PNC Bank, National Association (“PNC”). Foothill has been granted a continuing security interest in substantially all of the Company’s assets.

The Revolver is subject to a borrowing base (as defined) calculation based on a percentage of eligible accounts receivable (as defined). The Revolver was amended in October 2003 to increase the borrowing base available to the Company. The Revolver was amended in October 2003, November 2003 and January 2004 to permit the Company to borrow up to $3,000 in excess of the borrowing base through March 1, 2004. Based on the Company’s borrowing base and its ability to borrow up to $3,000 in excess of the borrowing base through March 1, 2004, as of December 31, 2003, it could borrow up to an additional $500 under the Revolver.

The Revolver contains certain restrictive covenants including a minimum EBITDA requirement (as defined) and places limits on the amount of capital expenditures that can be made by the Company (excluding capital leases). The Company was not in compliance with the EBITDA requirement at September 30, 2003 or the covenants requiring audited financial statements, an independent auditors’ report without a going concern emphasis paragraph, and a debt compliance letter within 90 days of the Company’s fiscal year ended September 30, 2003, the covenant requiring that its Annual Report on Form 10-K be filed in a timely manner, or the covenant requiring that it pledge the stock of certain of its wholly-owned subsidiaries to the lender. The Company received a waiver for these violations in January 2004 and also amended the EBITDA requirement so that its quarterly measurement period, which was previously for a trailing twelve-month period, will be for a trailing three-month period for each quarterly measurement period through the quarter ending September 30, 2004 and a trailing twelve-month period for each quarterly measurement period thereafter. The Company was in compliance with restrictive covenants under the Revolver at December 31, 2003. In the event that there are future violations of restrictive covenants, management will be required to either obtain a waiver or amend the covenant requirement.

Interest under the Revolver is at Foothill’s prime rate plus 150 basis points (the “Base Rate Margin”) or 5.50% at December 31, 2003 and September 30, 2003. In the event that the Company achieves certain levels of EBITDA (as defined) during its fiscal years, beginning with the fiscal year ended September 30, 2002, the Company is eligible for a reduction in the Base Rate Margin. Where EBITDA for the immediately preceding fiscal year exceeds $25,000, the Company has the option to have interest on all or a portion of the advances under the Revolver charged at a rate of interest equal to LIBOR plus 275 basis points. The Company was not eligible for this option based on its 2002 or 2003 operating results. The Company had $8,905 and $6,030 in outstanding borrowings under the Revolver at December 31, 2003 and September 30, 2003, respectively. Due to Foothill’s ability to suspend advances under the Revolver in the event of a Material Adverse Change (as defined), the outstanding borrowings under the Revolver are classified as a current liability. Letters of credit can be issued under the Revolver up to a maximum of $1.5 million. At December 31, 2003, $1,221 Canadian dollars (approximately $943 U.S. dollars) was outstanding under letters of credit, of which $1,071 Canadian dollars (approximately $828 U.S. dollars) is for a guarantee of rental payments as required under the terms of a customer interaction center lease. The letters of credit were not recorded as a liability on the Company’s balance sheet at December 31, 2003 or September 30, 2003 since no amounts had been drawn against them.

The Company’s Subsidiaries guarantee outstanding borrowings under the Revolver.

The Credit Facility, as amended, expired on September 30, 2002. While there were no outstanding borrowings under the Credit Facility at September 30, 2002, $1,500 Canadian dollars (approximately $950 U.S. dollars) was outstanding under a letter of credit with PNC used as a guarantee for rental payments as required under the terms of a customer interaction center lease. On September 4, 2002, the Company provided $1,000 to PNC as collateral against the outstanding letter of credit. The $1,000 was returned to the Company on October 23, 2002 when the letter of credit with PNC was replaced with a letter of credit under the Revolver.

In the first quarter of 2003, the Company entered into an unsecured note payable with the landlord of one of its customer interaction centers for $600 Canadian dollars ($463 U.S. dollars at December 31, 2003) to finance leasehold improvements. The note bears interest at 8% and is payable monthly through December 2007. The outstanding balance on the note was $384 and $387 U.S. dollars at December 31, 2003 and September 30, 2003, respectively.

10. Shareholders’ Equity

On October 3, 2003, the Company raised net proceeds of $6,520 through the sale of common stock to a group of unrelated investors in a private placement financing. The Company issued 2,205,000 shares of its common stock at $3.15 per share and warrants to purchase an additional 551,250 shares of its common stock pursuant to the private placement. Additional warrants to purchase 110,250 shares of common stock were also issued to an unrelated third party to cover a portion of the transaction costs. The warrants have an exercise price of $4.00 per share and are exercisable beginning April 3, 2004, and until October 3, 2008. The fair value of the warrants issued was calculated as $1,457 (or $2.20 per warrant) using the Black-Scholes option pricing model based on the following assumptions: weighted-average risk-free interest rate of 3.12%; expected weighted-average life of 5.0 years; dividend yield of zero; and volatility of 74%.

Due to anti-dilution provisions under the terms of 892,482 outstanding warrants issued in 2001 (the “2001 Placement Warrants”), upon the closing of the 2003 Placement, the number of shares issuable upon exercise of the 2001 Placement Warrants was adjusted from 892,482 to 914,326 and the exercise price of the 2001 Placement Warrants was adjusted from $12.00 to $11.71.

In connection with the termination of an employee during the three months ended December 31, 2003, a stock option grant and a restricted stock award were modified. The intrinsic value of the stock options and restricted stock award were measured at the modification date and a charge to earnings of $232 was recorded for the excess of the intrinsic value at the modification date over the intrinsic value at the original grant date.

Had the Company recognized compensation cost for its stock option plan consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been as follows:

	Three Months Ended December 31,
	2003	2002
Net (loss) income as reported	$(7,294)	$4,306
Add: Stock-based employee compensation expense included in net (loss) income net of related tax effects	232	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(254)	(324)

Pro forma net (loss) income	$(7,316)	$3,982

(Loss) income per share:
Basic - as reported	$(0.46)	$0.32

Basic - pro forma	$(0.46)	$0.30

Diluted - as reported	$(0.46)	$0.30

Diluted - pro forma	$(0.46)	$0.28

11. Loss per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations (share amounts are in thousands).

	Three Months Ended December 31, 2003
	Loss (numerator)	Shares (denominator)	Per share amount
Basic loss per common share:
Net loss	$(7,294)	15,821	$(.46)

Effect of dilutive securities:
Stock warrants	—	—
Stock options	—	—
Restricted stock	—	—

Diluted loss per common share:
Net loss and assumed conversions	$(7,294)	$15,821	$(.46)

	Three Months Ended December 31, 2002
	Loss (numerator)	Shares (denominator)	Per share amount
Basic loss per common share:
Net loss	$4,306	13,484	$0.32

Effect of dilutive securities:
Stock warrants	—	—
Stock options	—	645
Restricted stock	—	123

Diluted loss per common share:
Net loss and assumed conversions	$4,306	$14,252	$0.30

The following securities outstanding at December 31, 2003 and 2002 were not included in the computation of diluted (loss) income per share as the effect would have been antidilutive:

	December 31,
	2003	2002
Common stock options	1,182,058	69,360
Common stock warrants	1,575,826	892,482
Unvested restricted stock	96,667	—

	2,757,884	961,842

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

Upon the expiration of the Options in May 2003, the Company entered into a series of call options with varying expiration dates to acquire $7,000 Canadian dollars on a bi-weekly basis through November 2003 to fund payroll, $1,000 Canadian dollars on a monthly basis to fund customer interaction center rent payments through May 2004, $500 Canadian dollars on a weekly basis to fund accounts payable through May 2004, and $1,100 Canadian dollars on a periodic basis to fund equipment lease payments through May 2004. Since August 2003, the Company has executed a strategy of purchasing call options for its Canadian payroll so that it has the majority of its Canadian Dollar payroll requirements hedged for at least 90 days. These contracts are purchased on a bi-weekly basis, upon the expiration of an existing contract. During the three months ended December 31, 2003, the Company entered into a series of call options with varying expiration dates to acquire $3,000 Canadian dollars on a bi-weekly basis through March 5, 2004 and made up-front payments of $180. Changes in the time value component of the call options are excluded from the measurement of hedge effectiveness and are reported directly in earnings. The carrying value of the call options is $336 and $339 at December 31, 2003 and September 30, 2003, respectively, and is recorded in prepaid expenses and other current assets. The effective portion of the change in the fair value of the call options of $116 and $34 at December 31, 2003 and September 30, 2003, respectively, is included in accumulated other comprehensive loss.

During the three months ended December 31, 2003 and 2002, the Company incurred losses of $265 and $86, respectively, related to the time value of its foreign currency cash flow hedges which are included in other expense in the accompanying condensed consolidated statements of operations.

By exercising certain of its rights under its foreign currency cash flow hedges, the Company was able to purchase Canadian dollars for $474 and $46 less than the market rate in the three months ended December 31, 2003 and 2002, respectively.

13. Business Segments

The Company’s reportable segments, using the “management approach” under SFAS No. 131, “Disclosures About Segments of a Business Enterprise and Related Information,” consist of three operating segments: Inbound, Outbound, and Offshore.

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

	Three Months Ended December 31,
	2003	2002
Inbound	$43,168	$42,742
Outbound	20,697	34,904

	$63,865	$77,646

Segment operating information is accumulated based on the results of all of the customer interaction centers within the segment plus an allocation for corporate expenses.

	Three Months Ended December 31,
	2003	2002
Net Revenues:
Inbound	$46,156	$50,834
Outbound	16,867	26,812
Offshore	842	—

Total net revenues	$63,865	$77,646

	2003	2002
Operating (loss) income:
Inbound	$(1,622)	$8,511
Outbound	(3,818)	(3,257)
Offshore	(833)	—

Total operating (loss) income	(6,273)	5,254
Other expense	265	86
Interest income	21	15
Interest expense	745	837

(Loss) income before income taxes	$(7,262)	$4,346

	2003	2002
Depreciation and amortization:
Inbound	$2,860	$1,915
Outbound	1,708	1,811
Offshore	92	—

Total depreciation and amortization	$4,660	$3,726

	2003	2002
Capital expenditures:
Inbound	$1,587	$1,025
Outbound	949	968
Offshore	802	—

Total capital expenditures	$3,338	$1,993

	December 31, 2003	September 30, 2003
Total assets:
Inbound	$53,229	$55,483
Outbound	31,806	31,664
Offshore	3,451	1,302

	$88,486	$88,449

	December 31, 2003	September 30, 2003
Geographic Information:
Property and equipment:
United States	$22,970	$23,723
Canada	27,091	26,718
Philippines	1,742	1,071

	$51,803	$51,512

The Company’s net revenues during the three months ended December 31, 2003 and 2002 were generated predominantly from clients within the United States.

14. Related Party and Certain Other Relationships

The Company made full recourse loans to several members of the senior management team to pay the income taxes in connection with an Internal Revenue Code Section 83(b) election (“83(b) Election”) related to restricted stock grants in fiscal year 2001. The outstanding balance under these loans at December 31, 2003 and September 30, 2003 was $508, net of a $90 reserve for amounts not deemed collectible. The majority of the loans are secured by the restricted common stock held by the employees and provide for personal recourse against the assets of each of the employees.

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

The Company entered into a business and financial consulting services agreement with Specialized Teleservices, Inc. (“STI”). STI is a telemarketing company that supplies third party verification services exclusively to MCI. The Company provided STI with services such as business consulting, development of internal financial systems, the identification of telemarketing clients, and assistance in reviewing proposed pricing and contract agreements. As compensation for these services, the Company was entitled to receive 10% of STI’s gross revenues on a monthly basis plus any out-of-pocket expenses incurred. On December 28, 2001, the Company agreed to lower its compensation to 3% of STI’s gross revenues. The agreement with STI is for successive one-year periods and automatically renews yearly unless either party gives written notice of termination to the other party at least 60 days prior to any such automatic renewal date. In the three months ended December 31, 2003 and 2002, the Company had no revenues from STI. STI was incorporated on February 28, 2001 and the Company loaned STI approximately $515 for start-up costs. At September 30, 2002, outstanding principal and interest under the STI loan was $923 and was fully-reserved due to significant uncertainties created by the WorldCom bankruptcy filing. In 2003, the remaining outstanding principal and interest under the STI loan was written off. John A. Fellows, the Company’s CEO and a member of the Board of Directors, is a former member of the board of directors of STI.

In June 2003, the Company entered into an agreement with Excell Agent Services, L.L.C. (“Excell”) to provide certain inbound CRM services to Excell for a period of six months (the “Excell Preliminary Agreement”). In August 2003, the Company entered into an agreement with Excell to provide inbound CRM services to Excell for a term ending June 30, 2006 (the “Excell Agreement”). During the three months ended December 31, 2003, the Company recognized $446 in net revenues under the Excell Agreement. The majority shareholder of Excell is a significant shareholder of the Company. The Excell Preliminary Agreement and the Excell Agreement were reviewed by a special committee of disinterested directors of the Company’s Board of Directors (the “Special Committee”).

15. Legal Proceedings

On December 3, 2003 a shareholder class action was filed against the Company and certain of its officers and directors in the Delaware County Court of Common Pleas seeking the recovery of damages and other remedies caused by the alleged violation of fiduciary duty relating to the NCO Transaction. The suit alleges that the defendants favored interests other than those of the Company’s public shareholders and failed to take reasonable steps designed to maximize shareholder value with respect to the NCO Transaction. At this time it is too early to form a definitive opinion concerning the ultimate outcome. Management believes that the case is without merit and plans to vigorously defend itself against this claim.

From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to a given fiscal year in this Quarterly Report on Form 10-Q are to the fiscal year ending on September 30th of that year. For example, the phrases “fiscal 2004” or “2004 fiscal year” refer to the fiscal year ending September 30, 2004. References to “RMH,” “we,” “us,” and “our” refer to RMH Teleservices, Inc., a Pennsylvania corporation, and, when applicable, its subsidiaries.

Safe Harbor For Forward-Looking Statements

Statements about our outlook and other statements in this Quarterly Report other than historical facts are forward-looking statements. These statements are subject to the risks and uncertainties that may change at any time, and, therefore, actual results may differ materially from expected results. Forward-looking statements include information about possible or assumed future financial results for the Company and usually contains words such as “believes,” “intend,” “expects,” “anticipates,” or similar expressions. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following, some of which are described more fully in the Annual Report on Form 10-K filed with the SEC on January 22, 2004 under the caption “Risk Factors”:

•	reliance on principal client relationships in the insurance, financial services, telecommunications, retail, technology, and transportation/logistics industries and on customers representing greater than 10% of our revenues, including AT&T, Microsoft, MCI, Nextel and UPS;

•	fluctuations in quarterly results of operations due to the timing of clients’ telemarketing campaigns, the commencement and expiration of contracts, unanticipated delays to the opening of new call centers and the expansion of existing call centers, the amount of new business generated by us, changes in our revenue mix among our various customers, bonus arrangements continuing to be negotiated with clients, and if negotiated, any amounts being earned, the timing of additional selling, general and administrative expenses to acquire and support such new business, and changes in competitive conditions affecting the customer relationship management (“CRM”) industry;

•	difficulties of managing growth profitably;

•	dependence on the services of our executive officers and other key operations and technical personnel;

•	changes in the availability of qualified employees, particularly in new or more cost-effective locations;

•	currency fluctuations, particularly fluctuations in U.S. dollar and Canadian dollar exchange rates;

•	delivery on a timely basis and performance of automated call-processing systems and other technological factors;

•	reliance on independent long-distance companies;

•	changes in government regulations affecting the teleservices and telecommunications industries;

•	competition from other outside providers of CRM services and in-house CRM operations of existing and potential clients;

•	competition from providers of other marketing formats, such as direct mail and emerging strategies such as interactive shopping and marketing over the Internet;

•	changes in relationships with credit providers and lenders;

•	realization of revenues and unexpected expenses;

•	general and local economic conditions;

•	risks associated with doing business abroad;

•	impact of labor relations difficulties;

•	our relationship with MCI, whose parent company filed for bankruptcy on July 21, 2002;

•	completion of the proposed acquisition by NCO, as more fully described in “Risk Factors — Risks Relating to the NCO Transaction” and “Risk Factors — Risks Relating to NCO Common Stock”; and

•	our ability to continue as a going concern in light of our recurring losses from operations, uncertainty regarding the ability to remain in compliance with restrictive debt covenants under the revolving credit facility, and uncertainty regarding the ability to obtain additional financing to fund our operations.

The following discussion of our historical results of operations and liquidity and capital resources should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

We are a provider of outsourced customer relationship management (“CRM”) services, offering customer interaction solutions that permit our clients to more effectively manage their relationships with their customers. We have developed strategic relationships with market leaders in the telecommunications, financial services, insurance, technology, retail and logistics industries. Our client base includes Aegon, AT&T, MCI, Microsoft, Nextel, SBC, UPS and others. We distinguish ourselves through our industry expertise, well-trained workforce and integrated customized technology solutions designed to meet the rigorous demands of our clients. At December 31, 2003, we operated over 7,800 workstations in our network of 14 customer interaction centers in the United States, Canada, and the Philippines.

On November 18, 2003, we signed a definitive merger agreement under which we agreed to be acquired by NCO Group, Inc. (“NCO”). The definitive merger agreement was subsequently amended on January 22, 2004. NCO is one of the largest providers of accounts receivable collection services in the world. NCO provides services to clients in the financial services, healthcare, retail, commercial, utilities, education, telecommunications and government sectors. Its common stock is traded on The NASDAQ National Market under the symbol “NCOG.” Under the terms of the original definitive merger agreement, the acquisition provided that our shareholders would receive $5.50 worth of NCO common stock for each share of our common stock, as long as NCO’s stock price, based on NCO’s twenty day average stock price prior to the closing, was valued between $22.00 and $27.00 per share. Based on the terms of the January 22, 2004 amendment to the definitive merger agreement, our shareholders will receive 0.2150 shares of NCO common stock for each share of our common stock, as long as NCO’s stock price, based on NCO’s twenty-day average stock price prior to closing, is valued between $18.75 and $26.75 per share. Within this range, the acquisition will be funded with approximately 3.4 million shares of NCO common stock.

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

Customers

We rely on several clients for a significant portion of our revenues. The following table summarizes the percent of net revenues from each client that represented at least 10% of net revenues in the three months ended December 31, 2003 and 2002:

	Percentage of net revenues Three Months Ended December 31,
	2003	2002
MCI	32.0%	32.5%
AT&T	11.4%	*
UPS	15.4%	13.2%
Microsoft	10.2%	*
Nextel	15.6%	11.9%

*	Less than 10% for the three month period.

MCI WORLDCOM

We provide inbound and outbound CRM services to MCI WORLDCOM Communications, Inc. and MCI WORLDCOM Network Services, Inc. (collectively, “MCI”), a subsidiary of WorldCom, Inc. (“WorldCom”), under several agreements that expire through October 31, 2007. MCI accounted for 32.0% and 32.5% of our net revenues in the three months ended December 31, 2003 and 2002, respectively. On July 21, 2002, WorldCom announced that it had filed for voluntary relief under Chapter 11 of the United States Bankruptcy Code.

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

Management believes that it has adequately reserved for all exposure created as a result of the WorldCom bankruptcy, however, there can be no assurance that additional charges will not be required in the future. At December 31, 2003, we had approximately $2,991,000 in accounts receivable from MCI, all of which was for services provided subsequent to the bankruptcy filing. Four of our customer interaction centers provide all or a significant portion of their services to MCI. While management does not presently believe the property and equipment at these customer interaction centers is impaired, a decline in the level of services being provided to MCI as a result of the WorldCom bankruptcy filing could result in us incurring substantial operating costs with no related revenues and a significant charge associated with property and equipment impairment. The carrying value of property and equipment at the four customer interaction centers at December 31, 2003 was $15,669,000. Future operating lease commitments for the four customer interaction centers was $14,483,000 at December 31, 2003.

In the first quarter of fiscal 2003, an existing contract with MCI related to the provision of inbound CRM services was modified. Under the original contract, we billed MCI a seat utilization charge to cover the costs associated with the customer interaction center where services were provided. The seat utilization charge was subject to scheduled decreases over the term of the contract and was being accounted for on a straight-line basis over the term of the contract. At the date of the contract modification, $1,906,000 in revenue related to the seat utilization charge had been deferred. Under the modified contract, we no longer bill MCI for the seat utilization charge. The $1,906,000 in revenue deferred under the original contract is being recognized on a straight-line basis through the January 2006 termination date of the modified contract. At December 31, 2003 and September 30, 2003, respectively, $1,279,000 and $1,436,000 are included in other long-term liabilities related to the seat utilization charge. In addition, we received a prepayment in the amount of $2,552,000 under the original contract that is included in other long-term liabilities at December 31, 2003 and September 30, 2003.

On April 1, 2003, all contracts with MCI for the provision of third party verification services were assigned to an unrelated third party (the “Assignee”) effective April 27, 2003. In the first quarter of fiscal 2003, these contracts accounted for $2,138,000 of our consolidated net revenues.. We entered into an agreement with the Assignee effective April 27, 2003 under which up to 250 seats in one of its customer interaction centers will be subleased to the Assignee (the “Sublease Agreement”) for $95,000 per month. The Assignee has the option to reduce the number of seats being leased in 50 seat increments by providing 60 days notice. Each 50-seat reduction results in a decrease in the monthly sublease payment of $19,000 per month. The Sublease Agreement expires on April 27, 2006 and may be terminated by either party with 30 days written notice. Revenue from the Sublease Agreement is being reflected in results of operations as a reduction of operating expenses to the extent of our related sublease operating expenses with the landlord. Any excess of sublease revenues over sublease expenses resulting from the Sublease Agreement would be included in other income. At December 31, 2003, the Assignee continued to lease 150 seats.

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

Based on the above settlement, we had a net gain of approximately $3,065,000 resulting from the reversal of the allowance for doubtful accounts on MCI receivables and accruals that were in excess of the agreed upon settlement amounts. Since the New MCI Contract was predicated upon the Settlement Agreement and due to the concurrent execution of these agreements, the gain is being amortized as a reduction to cost of services and general and administrative expense over the two-year term of the New MCI Contract. The remaining unamortized gain of $2,438,000 and $2,820,000 is included in other long-term liabilities in the accompanying consolidated balance sheet at December 31, 2003 and September 30, 2003, respectively.

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

Effective October 1, 2003, we amended our existing Canadian services agreement with MCI (the “MCI Amendment”). The terms of the MCI Amendment include, but are not limited to the following:

•	The term of the services agreement was extended from November 27, 2006 to October 31, 2007;

•	Provision for limited foreign currency rate protection below certain pre-determined exchange rate levels and limited gain sharing above certain pre-determined exchange rate levels was established;

•	MCI may terminate the services agreement for convenience upon 90 days written notice to us;

•	We may terminate the services agreement for convenience upon 12 months written notice to MCI; and

•	In the event MCI terminates the services agreement due to our material breach or a transaction in which a competitor of MCI acquired control of RMH or in the event we terminate the services agreement for convenience after October 1, 2004, we are required to pay a minimum termination fee of $153,061 for each month remaining in the agreement (or $7,040,806 at October 1, 2003). In most other instances (as defined in the services agreement) in which either party terminates the services agreement, we are required to pay a termination fee of $76,531 for each month remaining in the services agreement (or $3,520,426 at October 1, 2003).

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

In connection with the provision of inbound and outbound CRM services to our customers, we incur costs to train our CRM representatives. Training programs relate to both program start-up training in connection with new CRM programs (“Startup Training”) and attrition related training for existing CRM programs (“Attrition Training”). We may bill some of our customers for the costs incurred under these training programs based on the terms in the contract. Training revenue is integral to CRM revenues being generated over the course of a contract and cannot be separated as a discrete earning process. As a result, all training revenues are deferred. Startup Training revenues are amortized over the term of the customer contract, except for customers with contracts of less than one year, for which Startup Training is amortized over the estimated period of benefit to us, which approximates 12 months. Attrition Training revenues are amortized over the average employment of a telephone service representative. Direct costs associated with providing Startup Training and Attrition Training, which consist exclusively of salary and benefit costs, are also deferred and amortized over a time period consistent with the deferred training revenues. When a business relationship is terminated with one of our customers, the unamortized deferred training revenue and unamortized deferred direct costs associated with that customer are immediately recognized.

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

Stock based compensation—As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation,” we measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. We grant stock options to employees and directors at an exercise price equal to fair market value on the date of grant. Accordingly, we have not recognized compensation cost for stock options issued to employees and directors in our consolidated financial statements. Upon exercise, net proceeds, including tax benefits realized, are credited to shareholders’ equity. Stock options issued to non-employees are recorded at fair value at the date of grant. Fair value is determined using the Black-Scholes method and the expense is amortized over the vesting period.

Results of Operations

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Net Revenues—Net revenues decreased $13,781,000 or 17.7% to $63,865,000 in the first quarter of fiscal 2004 from $77,646,000 in the first quarter of fiscal 2003. The decrease in net revenues is due primarily to a 19.4% decrease in billable hours resulting from the timing of telemarketing campaigns, reductions in outsourcing associated with recent economic conditions, and the impact of the Do-Not-Call Implementation Act which has resulted in a continued decline in outbound customer relationship management services.

Our net revenues from MCI were $20,387,000 and $25,215,000 during the quarters ended December 31, 2003 and 2002, respectively. While we have continued to provide services to MCI and expect to do so in the future, the WorldCom bankruptcy filing creates uncertainty about our future business relationship with MCI, which, if not resolved in a manner favorable to us, could have an adverse impact on our future operating results.

Cost of Services—Cost of services increased $5,000 to $59,222,000 in the first quarter of fiscal 2004 from $59,217,000 in the first quarter of fiscal 2003. As a percentage of net revenues, cost of services were 92.7% and 76.3% of net revenues in first quarter of fiscal 2004 and 2003, respectively. This increase is due primarily to unfavorable currency exchange rates between the United States and Canada that have resulted in higher operating costs in Canada to support clients in the United States and a decline in utilization related to the decrease in billable hours.

Selling, General and Administrative—Selling, general and administrative expenses declined $2,229,000 or 17.0% to $10,916,000 in the first quarter of fiscal 2004 from $13,145,000 in the first quarter of fiscal 2003. Selling, general and administrative expense as a percentage of net revenues was 17.1% and 16.9% in the first quarter of fiscal 2004 and 2003, respectively. A portion of the increase as a percentage of net revenues is due to a $594,000 severance charge and $232,000 charge related to the modification of stock options and a restricted stock award related to an employee termination. This was offset by a bad debt recovery on a $443,000 settlement in the first quarter of fiscal 2004 related to the bankruptcy proceedings of Provell, Inc. (“Provell”). The $443,000 settlement related to certain Provell receivables that had been written off in fiscal year 2002 due to Provell’s May 9, 2002 filing for bankruptcy protection under Chapter 11 of the United States Bankruptcy code.

Operating (Loss) Income — We incurred an operating loss of $6,273,000 in the first quarter of fiscal 2004 and operating income of $5,254,000 in the first quarter of fiscal 2003. This change was the result of a decline in our revenue base and higher cost of services related to unfavorable currency exchange rates between the United States and Canada that have resulted in higher operating costs in Canada to support clients in the United States.

Other Expense —The $265,000 in other expense in the first quarter of fiscal 2004 and $86,000 in other expense in the first quarter of fiscal 2003 relate entirely to the change in the time value of our foreign currency call options in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We initially entered into foreign currency call options during the first quarter of fiscal 2002.

Interest Expense—Interest expense decreased $92,000 or 11.0% to $745,000 in the first quarter of fiscal 2004 from $837,000 in the first quarter of fiscal 2003. The decrease is primarily attributable to a reduction in amounts outstanding under our capital leases during the first quarter of fiscal 2004 compared with the first quarter of fiscal 2003.

Income Tax Expense—Due to the magnitude of our losses in 2001 and a number of other factors, it was concluded that the available objective evidence created sufficient uncertainty regarding the realizability of our deferred tax assets and a full valuation allowance was recorded during the third quarter of fiscal 2001. As a result of the valuation allowance on our deferred tax assets, we continued to have minimal tax expense or benefit for the first quarter of fiscal 2004 and 2003.

Liquidity and Capital Resources

We incurred significant losses in fiscal 2003, 2002 and 2001 primarily as a result of bad debt expenses, impairment and restructuring charges, a charge associated with projected minimum purchase requirements under agreements with telephone long distance carriers related to the migration from outbound to inbound CRM services, underutilization of capacity, and unfavorable currency exchange rates between the United States and Canada which have resulted in higher operating costs in Canada to support clients in the United States. We incurred a significant loss in the first quarter of fiscal 2004 primarily as a result of a decline in billable hours resulting from the timing of telemarketing campaigns, reductions in outsourcing associated with recent economic conditions, the impact of the Do-Not-Call Implementation Act which has resulted in a continued decline in outbound customer relationship management services, and continued unfavorable currency exchange rates between the United States and Canada. In addition, we had a working capital deficit of $17,241,000 at December 31, 2003. Our ability to meet financial obligations and make planned capital expenditures will depend on our future operating performance, which will be subject to financial, economic and other factors affecting our business and operations, including factors beyond our control, and our ability to remain in compliance with the restrictive covenants under the revolving credit facility. We were not in compliance with the minimum EBITDA requirement at September 30, 2003 (as defined) under the revolving credit facility, the covenants requiring audited financial statements, an independent auditors’ report without a going concern emphasis paragraph, and a debt compliance letter within 90 days of our fiscal year ended September 30, 2003, the covenant requiring that we file our Annual Report on Form 10-K in a timely manner, or the covenant requiring that we pledge the stock of certain of our wholly-owned subsidiaries to the lender. We received a waiver for these violations in January 2004 and also amended the EBITDA requirement so that its quarterly measurement period, which was previously for a trailing twelve-month period, will be for a trailing three-month period for each quarterly measurement period through the quarter ending September 30, 2004 and a trailing twelve-month period for each quarterly measurement period thereafter. We were in compliance with the restrictive covenants under our revolving credit facility at December 31, 2003. In the event that there are future violations of restrictive covenants, management will be required to either obtain a waiver or amend the covenant requirement.

In order to improve our operating performance and to provide for additional liquidity to fund our operations and additional capital expansion, management undertook a number of initiatives in fiscal 2004. While we incurred an operating loss of $6,273,000 for the first quarter of fiscal year 2004, our business plan for fiscal 2004 projects an improvement in operating performance in subsequent quarters that is the result of the expansion of services provided to existing customers, the negotiation of rate increases with certain customers, and an improvement in the efficiency of our operations. In addition, there will be a reduction in start-up costs associated with our Philippine operations in fiscal 2004 when compared with fiscal 2003, which was the first year of operations for that location.

On October 3, 2003, we raised net proceeds of $6,520,000 through the sale of common stock in a private placement financing (the “2003 Placement”). We issued 2,205,000 shares of common stock and warrants to purchase an additional 551,250 shares of common stock pursuant to the 2003 Placement (see note 10 to the condensed consolidated financial statements). In addition, our revolving credit facility, as amended in October 2003, November 2003 and January 2004, permits us to borrow up to $3,000,000 in excess of the borrowing base through March 1, 2004.

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern with the realization of assets and the settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon, among other things, successful execution of our business plan for 2004, our ability to remain in compliance with restrictive covenants under the revolving credit facility, and our ability to obtain additional financing to fund our operations and capital requirements. There can be no assurance that we will be able to successfully execute our business plan for 2004, remain in compliance with restrictive covenants under the revolving credit facility, obtain additional financing, or complete the NCO Transaction, all of which creates substantial doubt about our ability to continue as a going concern through September 30, 2004. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Amounts available under the Revolver are subject to a borrowing base calculation (as defined) based on a percentage of eligible accounts receivable (as defined). Based on our borrowing base and our ability to borrow up to $3,000,000 in excess of the borrowing based through March 1, 2004, as of December 31, 2003, we could borrow up to an additional $500,000 under the Revolver. The Revolver contains certain restrictive covenants including a minimum EBITDA requirement (as defined) and places limits on the amount of capital expenditures that can be made by us (excluding capital leases). We were not in compliance with the EBITDA requirement at September 30, 2003, or the covenants requiring audited financial statements and a debt compliance letter within 90 days of our fiscal year ended September 30, 2003, but have received a waiver from Foothill for these violations. In the event that there are future violations of restrictive covenants, management will be required to either obtain a waiver or amend the covenant requirement.

Interest under the Revolver is at Foothill’s prime rate plus 150 basis points (the “Base Rate Margin”) or 5.50% at December 31, 2003 and September 30, 2003. In the event that we achieve certain levels of EBITDA (as defined) during our fiscal years, beginning with the fiscal year ended September 30, 2002, we are eligible for a reduction in the Base Rate Margin. Where EBITDA for the immediately preceding fiscal year exceeds $25,000,000 we have the option to have interest on all or a portion of the advances under the Revolver charged at a rate of interest equal to LIBOR plus 275 basis points. We were not eligible for this option based on our fiscal 2002 or 2003 operating results. Outstanding borrowings under the Revolver are guaranteed by our subsidiaries. We had $8,905,000 in outstanding borrowings under the Revolver at December 31, 2003. Letters of credit can be issued under the Revolver up to a maximum of $1,500,000. At December 31, 2003, $1,436,000 Canadian dollars (approximately $1,109,000 U.S. dollars) was outstanding under letters of credit, of which $1,286,000 Canadian dollars (approximately $993,000 U.S. dollars) is for a guarantee of rental payments as required under the terms of a customer interaction center lease.

Our operating activities used cash of $4,175,000 and provided cash of $10,186,000 in the first quarter of fiscal 2004 and fiscal 2003, respectively. This $14,361,000 decrease was primarily due to the $11,600,000 decline in our operating results from income of $4,306,000 in the first quarter of fiscal 2003 to a loss of $7,294,000 in the first quarter of fiscal 2004.

Our net cash used in investing activities was $3,338,000 in the first quarter of fiscal 2004 compared to $1,985,000 in the first quarter of fiscal 2003. Investing activities consisted almost entirely of capital expenditures that will continue to be required in connection with our CRM operations.

Financing activities provided cash of $6,682,000 in the first quarter of fiscal 2004 and used cash of $4,246,000 in the first quarter of fiscal 2003. This change is due primarily to $6,520,000 of cash proceeds from the sale of common stock in the 2003 Placement. In addition, in the first quarter of fiscal 2004, we borrowed $2,875,000 under the Revolver whereas in the first quarter of fiscal 2003, we repaid $3,546,000 under the Revolver.

In the first quarter of 2003, we entered into an unsecured note payable with the landlord of one of our customer interaction centers for $600,000 Canadian dollars (approximately $463,000 U.S. dollars at December 31, 2003) to finance leasehold improvements. The note bears interest at 8% and is payable monthly through December 2007. The outstanding balance on the note was approximately $384,000 U.S. dollars at December 31, 2003.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) with the objective of improving financial reporting by companies involved with variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 to certain entities, defined as variable interest entities, in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of FIN 46. FIN 46 has not had an impact on our financial statements. Furthermore, we do not expect the adoption of the remaining provisions of FIN 46R in the quarter ending March 31, 2004 will have an impact on our financial statements.

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

In December 2003, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), which revised or rescinded portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in accounting principles generally accepted in the United States of America. SAB 104 has not changed our current revenue recognition policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk—We have exposure to changing interest rates and are not currently engaged in hedging activities to mitigate this risk. Interest on the variable rate debt outstanding under the Revolver bears interest at Foothill’s prime rate plus 150 basis points. At December 31, 2003 there were $8,905,000 of outstanding borrowings under the Revolver. At our current borrowing level under the Revolver, a 1% change in the interest rate will have an effect of $89,050 on our interest expense on an annual basis. Our obligations under capital leases represent fixed rate indebtedness with rates ranging from 4.8% to 17.0%. We had $7,167,000 in long-term capital lease obligations outstanding at December 31, 2003. Changes in prevailing interest rates will not impact the amounts of expense we record under our existing capital lease obligations.

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

Upon the expiration of the Options in May 2003, we entered into a series of call options with varying expiration dates to acquire $7,000,000 Canadian dollars on a bi-weekly basis through November 2003 to fund payroll, $1,000,000 Canadian dollars on a monthly basis to fund customer interaction center rent payments through May 2004, $500,000 Canadian dollars on a weekly basis to fund accounts payable through May 2004, and $1,100,000 Canadian dollars on a periodic basis to fund equipment lease payments through May 2004. Since August 2003, we have executed a strategy of purchasing call options for our Canadian payroll so that we have the majority of our Canadian Dollar payroll requirements hedged for at least 90 days. These contracts are purchased on a bi-weekly basis, upon the expiration of an existing contract. During the three months ended December 31, 2003, we entered into a series of call options with varying expiration dates to acquire $3,000,000 Canadian dollars on a bi-weekly basis through March 5, 2004 and made up-front payments of $180,000. Changes in the time value component of the call options are excluded from the measurement of hedge effectiveness and are reported directly in earnings. The carrying value of the call options is approximately $336,000 and $339,000 at December 31, 2003 and September 30, 2003, respectively, and is recorded in prepaid expenses and other current assets. The effective portion of the change in the fair value of the call options of approximately $116,000 and $34,000 at December 31, 2003 and September 30, 2003, respectively, is included in accumulated other comprehensive loss.

In connection with changes in currency rates experienced during 2003, we began to negotiate amendments of certain customer contracts, and amended our Canadian services agreement with MCI effective October 1, 2003, to provide for limited currency rate protection below certain pre-determined exchange rate levels and limited gain sharing above certain pre-determined exchange rate levels. Such changes may mitigate certain currency risks, however, there can be no assurance that additional contract amendments will be successfully negotiated or that such amendments will result in the elimination of currency risk for such contracts.

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

There has been no change in our internal control over financial reporting during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

a.	None.

b.	None.

c.	On October 3, 2003, we raised net proceeds of $6,520,000 through the sale of common stock to a group of unrelated investment funds in a private placement financing. We issued 2,205,000 shares of our common stock at $3.15 per share and warrants to purchase an additional 551,250 shares of our common stock pursuant to the private placement. Additional warrants to purchase 110,250 shares of common stock were also issued to an unrelated third party to cover a portion of the transaction costs. The warrants have an exercise price of $4.00 per share and are exercisable beginning April 3, 2004, and until October 3, 2008. This transaction was exempt from registration pursuant to Section 4(2) under the Securities Act, and Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

See attached.

b.	Reports on Form 8-K:

(1)	Current Report on Form 8-K dated October 3, 2003 and filed October 9, 2003, filing under Item 5 certain information regarding a private placement completed October 3, 2003.

(2)	Current Report on Form 8-K dated November 18, 2003 and filed November 20, 2003, filing under Item 5 certain information regarding the merger agreement with NCO.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signatures	Title	Date

/s/ JOHN A. FELLOWS John A. Fellows	Director and Chief Executive Officer (Principal Executive Officer)	February 23, 2004

/s/ JOHN R. SCHWAB John R. Schwab	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2004

/s/ ANDREW I. BRONSTEIN Andrew I. Bronstein	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2004

EXHIBIT INDEX

Exhibit No
2.1	Agreement and Plan of Merger Among NCO Group, Inc., NCOG Acquisition Corporation and RMH Teleservices, Inc. Dated as of November 18, 2003 (incorporated by reference to the Company’s Current Report on Form 8-K dated November 18, 2003).

2.2	Forms of Voting Agreements executed in connection with the Agreement and Plan of Merger dated November 18, 2003 (incorporated by reference to the Company’s Current Report on Form 8-K filed November 20, 2003).

2.3	First Amendment to Agreement and Plan of Merger Among NCO Group, Inc., NCOG Acquisition Corporation and RMH Teleservices, Inc. dated as of January 22, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K filed January 22, 2004).

10.1	Sixth Amendment to Loan Agreement between the Company and Wells Fargo Foothill, Inc. dated October 2, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K filed January 22, 2004).

10.2	Seventh Amendment to, and Waiver Under, Loan and Security Agreement between the Company and Wells Fargo Foothill, Inc. dated November 24, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K filed January 22, 2004).

10.3	Eighth Amendment to, and Waiver and Consent Under, Loan and Security Agreement between the Company and Wells Fargo Foothill, Inc. dated January 15, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K filed January 22, 2004).

10.4	Separation Agreement and General Release between the Company and Clint Streit dated November 25, 2003.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.